Form 10QSB
period 2007-11-30
Sparking Events, Inc.
filed 2008-01-14
CIK 1407704

Filed by Coastline Corporate Services, Inc. – 727-596-6095

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: November 30, 2007

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

                        Commission File Number  333-148005

SPARKING EVENTS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

20-8009362

        (State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

112 North Curry St.

Carson City, NV

-------------------

(Address of principal executive offices)

(775) 321-1013

-----------------

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes |X] No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 30, 2007, the registrant had 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one). Yes |_| No |X|

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

NOVEMBER 30, 2007

TABLE OF CONTENTS

BALANCE SHEETS

5

STATEMENTS OF OPERATIONS

6

            STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

7

STATEMENTS OF CASH FLOWS

8

NOTES TO FINANCIAL STATEMENTS

9-12

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	November 30, 2007	February 28, 2007

ASSETS

CURRENT ASSETS
Cash	$ 7,323	$ 8,869
Total current assets	7,323	8,869

Total assets	$ 7,323	$ 8,869

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 7,714 1,894	$ - 1,795
Total current liabilities	9,608	1,795

STOCKHOLDER’S EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,000,000 shares of common stock	9,000	9,000
Deficit accumulated during the development stage	(11,285)	(1,926)

Total stockholder’s equity (deficit)	(2,285)	7,074

Total liabilities and stockholder’s equity (deficit)	$ 7,323	$ 8,869

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	Three months ended November 30, 2007	Nine months ended November 30, 2007	November 29, 2006 (date of inception) to February 28, 2007	November 29, 2006 (date of inception) to November 30, 2007

EXPENSES

Office and general	$ 417	$ 464	$ 1,926	$ 2,390
Professional fees	5,895	8,895	-	8,895

NET LOSS	$ (6,312)	$ (9,359)	$ (1,926)	$ (11,285)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,000,000	9,000,000	7,813,187

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (November 29, 2006) TO NOVEMBER 30, 2007

	Common Stock		Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 29, 2006	-	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share December 11, 2006	9,000,000	9,000	-	9,000

Net loss, February 28, 2007			(1,926)	(1,926)

Balance, February 28, 2007	9,000,000	9,000	(1,926)	7,074

Net loss, November 30, 2007	-	-	(9,359)	(9,359)
Balance, November 30, 2007	9,000,000	$ 9,000	$ (11,285)	$ (2,285)

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Nine months ended November 30, 2007	November 29, 2006 (date of inception) to February 28, 2007	November 29, 2006 (date of inception) to November 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,359)	$ (1,926)	$ (11,285)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in accrued expenses	7,714	-	7,714
Increase in shareholder loan	99	1,795	1,894

NET CASH USED IN OPERATING ACTIVITIES	(1,546)	(131)	(1,677)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	9,000	9,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,000	9.000	9,000

NET INCREASE (DECREASE) IN CASH	(1,546)	8,869	7,323

CASH, BEGINNING OF PERIOD	8,869	-	-

CASH, END OF PERIOD	$ 7,323	$ 8,869	$ 7,323

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form SB-2 for the period ended August 31, 2007 of Sparking Events, Inc. (“The "Company").

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2007 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

Sparking Events, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totalling $11,285.  The Company was incorporated on November 29, 2006 in the State of Nevada and established a fiscal year end of February 28.  The Company is a development stage enterprise organized to enter into the special event and concert production industry.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.   As of November 30, 2007, the Company had issued 9,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $9,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes” and clarified by FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2007

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of November 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 11, 2006, the sole Director purchased 9,000,000 shares of the common stock in the Company at $0.001 per share for $9,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of November 30, 2007, the Company received advances from a Director in the amount of $1,894 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Sparking Events, Inc. (“Sparking Events,” “the Company”, “us”, “our” or “we,”) was incorporated in the State of Nevada as a for-profit company on November 29, 2006 and established a fiscal year end of February 28. We are a development-stage company organized to enter into the special event and concert production industry.  We intend to provide unique entertainment productions through the promotion of well known and undiscovered musical talent showcased in established venues.

The Company did not generate any revenue during the quarter ended November 30, 2007.

Plan of Operation

The following discussion and analysis of our plan of operation should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

As of November 30, 2007 the Company had $7,323 of cash on hand in the bank.  We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to sell additional capital through private equity placements, debt securities and/or seek alternative sources of financing. If we are unable to obtain additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. In addition, we may also require additional funds to accomplish a more rapid expansion, to develop new or enhanced products or to invest in complementary businesses, technologies, services or products.  Additional funding to meet our requirements may not be available on favorable terms, if at all.

To date our operations have been directed toward the identification of potential artists and venues for our productions.  We have not yet implemented our business model or booked any acts or shows.

Over the next 12 months we intend to raise capital and continue our research into suitable artists, create working relationships with these potential artists and their agencies and book concerts.   Our initial objective is to raise sufficient capital through the sale of our common stock to enable us to initiate our business.  Our President is currently contacting potential investors who may be interest in purchasing the common stock of the Company.

Our President will travel to various cities in North America to make personal contact with artists and their agents in order to book our first acts or tours into compatible venues.  We anticipate the cost of travel and related expenses, such as the cost of a computer to manage our business records, will be approximately $22,000.  We intend to book 2 concerts every 3 months for three consecutive three month periods therefore we plan on producing six concerts over the next twelve months. The marketing of concerts we intend to produce during each three month period will commence on the starting date of each period.  We plan on booking advertising in various media, including radio spots and printing the necessary promotional materials for each event. Marketing and advertising costs are expected to be approximately $37,000.

The Company will engage all sub contractors specifically needed for each production.  We intend to utilize the top lighting, sound, staging, street teams and security outfits for our concerts.

We anticipate administration expenses to total approximately $11,100.

If we can complete our business plan and receive positive results from our operations and approval of our services from the public as demonstrated through good attendance at our productions, we will attempt to raise further capital through a private placement and public offering in order to produce more concerts or engage higher profile acts.

If we are unable to raise sufficient capital through the sale of our common stock, we will either suspend marketing operations until we do raise the cash, or cease operations entirely.

If we are unable to complete any phase of our systems development or marketing efforts because we don’t have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our concert production plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and our investors would lose their entire investment.

Management does not plan to hire any employees at this time. Our sole officer and director will be responsible for the initial production sourcing. We will hire an independent consultant to build an internet website to market our productions.

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $70,100 over the next twelve months.  The cost of maintaining our reporting status is estimated to be an additional $9,900 over this same period. Our officer and director, Carlo Giusto has provided the Company with initial operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Principal Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Sparking Events, Inc.

BY:      /s/ Carlo Giusto

____________________________________

Carlo Giusto

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated:  January 14, 2008