Form 10-K
period 2008-02-29
Sparking Events, Inc.
filed 2008-05-29
CIK 1407704

                                              SECURITIES AND EXCHANGE COMMISSION

                                                            WASHINGTON, D.C. 20549

                                                                       ----------------------

                                                                        FORM 10-K

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

_____TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File Number:  333-148005

SPARKING EVENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street Carson City, NV	89703-4934
(Address of principal executive offices)	(Zip Code)

Issuers telephone number, including area code: (775)-321-1013

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

       (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                    [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act                     [   ] Yes  [   ] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       [X] Yes   [ ] No

Indicate by check mark if disclosure of filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                        [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]  (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                         [X] YES  NO [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Nil.

TABLE OF CONTENTS

Page

PART I

Item 1.   Description of Business

 4

Item 2.   Description of Property

 5

Item 3.   Legal Proceedings

 5

Item 4.   Submission of Matters to a Vote of Security Holders

 5

PART II

Item 5.     Market for the Registrant's Common Equity Related

Shareholder Matters and Issuer Purchases of Equity Securities

Item 7.     Management's Discussion and Analysis of Financial Condition and Results

of Operations

 5

Item 8.     Financial Statements

 7

Report of Independent Registered Public Accounting Firm

10

Balance Sheets

11

Statements of Operations

12

Statements of Stockholders’ Equity (Deficit)

13

Statements of Cash Flows

14

Notes to the Financial Statements

15

Item 9.     Changes In and Disagreements With Accountants on

Accounting and Financial Disclosures

19

Item 9A.  Controls and Procedures

19

Item 9B.  Other information

20

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

20

Item 11.  Executive Compensation

21

Item 12.  Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

21

Item 13.  Certain Relationships and Related Transactions and Director Independence

22

Item 14.  Principal Accounting Fees and Services

22

Item 15.  Exhibits

22

Signatures

Please note that throughout this Annual Report, and unless otherwise noted, the words “we”, “our”, “us”, the “Company” or “Sparking Events” refer to Sparking Events, Inc.

PART I

Item 1.   Description of Business.

Business Development

Sparking Events, Inc. (“Sparking Events,” “the Company”, “us”, “our” or “we,”) was incorporated in the State of Nevada as a for-profit company on November 29, 2006. We are a development-stage company organized to enter into the special event and concert production industry.

Since inception we have not been involved in any bankruptcy, receivership or similar proceeding nor have we been engaged in any material reclassification, merger, consolidation or purchase or sale of any of our assets not in the ordinary course of business.

Business of Registrant

Sparking Events was established to produce and promote concerts and club events. Our approach will be to promote concerts featuring top quality acts and make use of larger scale nightclubs, midsize auditoriums and arenas.  Competition in the concert industry is strong but fragmented.  Our plan is to establish close working relationships with agencies that manage well known acts.  We intend to provide the service of coordinating acts with proper venues. This includes booking acts, booking venues, advertising, placement of sub contractors and supplying the acts with their specific technical requirements.  We aim to offer a comprehensive collection of concert production and promotion services for the artists’ management.

To date, the company’s operations have been limited to the research of artists, agencies, venues, sub contractors, demographics and sponsorship. We have not yet implemented our business model nor booked or contracted any future events. To date, we have generated no revenues from our operations.

The market in which we expect to compete is highly competitive, and we will face competition from one or more entities.  In addition, we anticipate that competition will increase in the future.  Many of our competitors are larger businesses and have substantially larger financial resources and a much greater contact base in the industry than we will have. Our initial marketing efforts may include:

- Concert hotwire listings in all local media publications

- Direct marketing.

- Weekly Entertainment publications and online advertising.

- Street Team

- Radio spots

- Ticket contests

Sparking Events has no permanent staff other than its sole officer and director, Carlo Giusto, who is the President and Chairman of the company.

Reports to security holders

We are not required to deliver an annual report to security holders and we will not voluntarily send annual reports.  Sparking Events, Inc. does file annual, quarterly, current reports, proxy statements and other information statements with the Securities and Exchange Commission (the “Commission”).  You may read and copy any materials we file with the Commission at the SEC’s Public Reference Room at, 100 F Street,

N.E., Washington, D.C. 20549 on official business days during the hours 10 a.m.to 3 p.m.  You may obtain information on the operations of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The commission maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the commission at http://www.sec.gov.

Item 2.   Description of Property.

The Company does not own any real estate or other properties and operates out of the home office of the President.  Our principle address is Suite 112 North Curry Street, Carson City NV 89703. This arrangement satisfies our current needs and will be adequate up to the point we initiate operations.

Item 3.   Legal Proceedings.

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.   Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to the security holders for a vote.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The Company’s common shares are not currently listed on any exchange nor are its common shares quoted on any public medium.

As of February 29, 2008, the Company’s sole director is the only shareholder.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” that involve risks and uncertainties.  These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue” or the negative thereof.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The Company has not yet generated any revenue from its operations.  As of the fiscal year ended February 29, 2008 we had $3,935 of cash on hand and we incurred operating expenses of $10,908. These operating expenses were comprised of professional fees of $9,196 and office and general expenses of $1,712.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. We have registered 4,000,000 or our common stock for sale to the public.  Our registration statement became effective on January 14, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof.  However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Sparking Events is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Sparking Events having to seek capital from other resources such as through debt financing, which may not even be available to the Company. However, if such financing were available, because Sparking Events is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Sparking Events cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Sparking Events common stock would lose all of their investment.

Over the 12 months, the Company must raise capital and start initial research. Our initial activity over this period will be to create working relationships with the agencies and potential artists.

We then plan to book our first artists or tours into compatible venues. We intend to book two concerts every three months for three consecutive three month periods, thus, we plan on producing six concerts over the next twelve months. The marketing for the concerts produced during each three month period will commence on the starting date of each period. We plan on booking advertisement space in radio spots and printing the necessary promotional materials for each event.

We will arrange for the placement of all sub contractors specifically needed for each production.  We intend to utilize the top lighting, sound, staging, street teams and security outfits in the Lower Mainland for our concerts.

The final stage of our plan will be the production of the concerts and attending to the settlement or closing meeting to ensure that all contract requirements have been met.

If we are unable to complete any phase of our systems development or marketing efforts because we don’t have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our concert production plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial production sourcing. We will hire an independent consultant to build an internet website to market our productions.

Off Balance Sheet Arrangement

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carry our business plan.  Our President, Carlo Giusto, has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Giusto’s expression is neither a contract nor agreement between him and the company.

There are no other off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have future effect on the business, financial condition, revenue, or expenses and/or result of operations.

Item 8.   Financial Statements.

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

FEBRUARY 29, 2008

FEBRUARY 28, 2007

TABLE OF CONTENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

10

BALANCE SHEETS

11

STATEMENTS OF OPERATIONS

12

             STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

13

STATEMENTS OF CASH FLOWS

14

NOTES TO FINANCIAL STATEMENTS

15-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sparking Events, Inc.

Carson City, Nevada

We have audited the accompanying balance sheets of Sparking Events, Inc. (A Development Stage Enterprise) as of February 29, 2008 and February 28, 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period November 29, 2006 (inception) through February 29, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sparking Events, Inc. (A Development Stage Enterprise) as of February 29, 2008 and February 28, 2007 and the results of its operations and cash flows for the years then ended and the period November 29, 2006 (inception) through February 29, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

April 30, 2008

Las Vegas, Nevada

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	February 29, 2008	February 28, 2007

ASSETS

CURRENT ASSETS
Cash	$ 3,935	$ 8,869
Total current assets	3,935	8,869

Total assets	$ 3,935	$ 8,869

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 7,175 594	$ - 1,795
Total current liabilities	7,769	1,795

STOCKHOLDER’S EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,000,000 shares of common stock	9,000	9,000
Deficit accumulated during the development stage	(12,834)	(1,926)

Total stockholder’s equity (deficit)	(3, 834)	7,074

Total liabilities and stockholder’s equity (deficit)	$ 3,935	$ 8,869

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	Twelve months ended February 29, 2008	Twelve months ended February 28, 2007	November 29, 2006 (date of inception) to February 29, 2008

EXPENSES

Office and general	$ 1,712	$ 1,926	$ 3,638
Professional fees	9,196	-	9,196

NET LOSS	(10,908)	$ (1,926)	$ (12,834)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,000,000	7,813,187

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM INCEPTION (November 29, 2006) TO FEBRUARY 29, 2008

	Common Stock		Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 29, 2006	-	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share December 11, 2006	9,000,000	9,000	-	9,000

Net loss, February 28, 2007			(1,926)	(1,926)

Balance, February 28, 2007	9,000,000	9,000	(1,926)	7,074

Net loss, February 29, 2008	-	-	(10,908)	(10,908)
Balance, February 29, 2008	9,000,000	$ 9,000	$ (12,834)	$ (3,834)

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Audited)

	Twelve months ended February 29, 2008	Twelve months ended February 28, 2007	November 29, 2006 (date of inception) to February 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,908)	$ (1,926)	$ (12,834)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in accrued expenses	7,175	-	7,175
Increase in shareholder loan	(1,201)	1,795	594

NET CASH USED IN OPERATING ACTIVITIES	(4,934)	(131)	(5,065)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	9,000	9,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	9,000	9,000

NET INCREASE (DECREASE) IN CASH	(4,934)	8,869	3,935

CASH, BEGINNING OF PERIOD	8,869	-	-

CASH, END OF PERIOD	$ 3,935	$ 8,869	$ 3,935

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2008

____________________________________________________________________________________

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sparking Events, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totalling $13,694.  The Company was incorporated on November 29, 2006 in the State of Nevada and established a fiscal year end of February 28.  The Company is a development stage enterprise organized to enter into the special event and concert production industry.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes” and clarified by FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

SPARKING EVENTS, INC

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly

 SPARKING EVENTS, INC

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS

161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.   As of February 29, 2008, the Company had issued 9,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $9,000.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107 and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

SPARKING EVENTS, INC

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2008

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of February 29, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 11, 2006, the sole Director purchased 9,000,000 shares of the common stock in the Company at $0.001 per share for $9,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of February 29, 2008, the Company received advances from a Director in the amount of $594 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.  The components of the Company’s deferred tax asset as of February 29, 2008 and February 28 2007 are as follows:

Feb. 29, 2008

Feb. 28, 2007

Net operating loss carryforward

$

4,492

$

674

Valuation allowance

(4,492)

(674)

Net deferred tax asset

$

0

$

0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Feb. 29, 2008

Feb. 28, 2007

Since Inception

Tax at statutory rate (35%)

$

3,818

$

674

$

4,492

Increase in valuation allowance

(3,818)

(674)

(4,492)

Net deferred tax asset

$

0

$

0

$

0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.   Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of February 29, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the COSO were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of February 29, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

 Item 9B     Other Information

 There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

Name	Age	Term Served	Title
Carlo Giusto 100-1260 Hamilton St. Suite 101	32	Since Inception	President, Secretary/Treasurer, Chief Financial Officer and
Vancouver, British Columbia			Chairman of the Board of Directors.
Canada V6B 2S8

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings.  Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

Carlo A. Giusto

Carlo Giusto is a recognized club and concert promoter with over 10 years of experience supplying numerous production outfits and venues with promotion and artist booking advice.  During his career he has supplied his labor to book nationally known artists such as The Black Eyed Peas and Boy George.

Over the past six years Mr. Giusto has been President of Tigerstone Entertainment, Inc.  as well as the Marketing Director of Shine Nightclub.

Mr. Giusto is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Sparking Events, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.

There are no annuity, pension or retirement benefits proposed to be paid our officer and director or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management Related

                 Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                        Shares                Percent            Security

Carlo Giusto

President and Director                9,000,000               100               Common

========================================================

Officers and Directors as

a Group (1)                                 9,000,000               100            Common

The address for Carlo Giusto is 100-1260 Hamilton St. Suite 101; Vancouver, BC V6B 2S8 Canada.

The above referenced common shares were paid for and issued in December, 2006, for consideration of $0.001 per share total consideration of $9,000.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Giusto anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

Audit Fees

During the fiscal year ended February 29, 2008 we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended February 29, 2008, February 28, 2007; for the period ended August 31, 2007 and the review for the quarter ended November 31, 2007.

During the fiscal year ended February 29, 2008, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15.   Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws of Sparking Events, Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s SB-2 filed with the Commission on December 12, 2007.

[2] Incorporated by reference from the Company’s SB-2 filed with the Commission on December 12, 2007.

  * Included in Exhibit 31.1

** Included in Exhibit 32.1

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparking Events, Inc.

        /s/ Carlo Giusto

        ----------------------

        Carlo Giusto

        President, Secretary Treasury, Principal Executive Officer and

        Principal Financial Officer and Sole Director

Dated: May 29, 2008

23