Form 10-Q
period 2008-05-31
Sparking Events, Inc.
filed 2008-07-15
CIK 1407704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: May 31, 2008

or

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

(775) 321-1013

-----------------

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]

    Accelerated filer [   ]

Non-accelerated filer [   ]  (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                              Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 26, 2008 the registrant had 9,460,000 shares of common stock, $0.001 par value, issued and outstanding.

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

MAY 31, 2008

FEBRUARY 29, 2008

TABLE OF CONTENTS

  BALANCE SHEETS

              STATEMENTS OF OPERATIONS

              STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

              STATEMENTS OF CASH FLOWS

              NOTES TO FINANCIAL STATEMENTS

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	May 31, 2008	February 29, 2008

ASSETS

CURRENT ASSETS
Cash	$ 3,657	$ 3,935
Total current assets	3,657	3,935

Total assets	$ 3,657	$ 8,869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 2,975 594	$ 7,175 594
Total current liabilities	3,569	7,769

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding: 9,460,000 at May 31, 2008 and
9,000,000 shares at February 29, 2008	9,460	9,000
Additional paid in capital	8,740	-
Deficit accumulated during the development stage	(18,112)	(12,834)

Total stockholders’ equity (deficit)	88	(3,834)

Total liabilities and stockholders’ equity (deficit)	$ 3,657	$ 3,935

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	Three months ended May 31, 2008	Three months ended May 31, 2007	November 29, 2006 (date of inception) to May 31, 2008

EXPENSES

Office and general	$ 603	$ 18	$ 4,241
Professional fees	4,675	0	13,871

NET LOSS	$ (5,278)	$ (18)	$ (18,112)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,310,984	9,000,000

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 29, 2006) TO MAY 31, 2008

	Common Stock		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 29, 2006	-	$ -	-	$ -	$ -

Common stock issued for cash at $0.001
per share December 11, 2006	9,000,000	9,000	-	-	9,000

Net loss, February 28, 2007				(1,926)	(1,926)

Balance, February 28, 2007	9,000,000	9,000	-	(1,926)	7,074

Net loss, February 29, 2008	9,000,000			(10,908)	(10,908)

Balance, February 29, 2008	9,000,000	$ 9,000	-	$ (12,834)	$ (3,834)

Common stock issued for cash at $0.02 per share March to May 2008	460,000	460	8,740		9,200

Net loss, May 31, 2008				(5,278)	(5,278)
Balance May 31, 2008	9,460,000	$ 9,460	8,740	$ (18,112)	$ 88

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Three months ended May 31, 2008	Three months ended May 31, 2007	November 29, 2006 (date of inception) to May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,278)	$ (18)	$ (18,112)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	(4,200)	-	2,975
Increase in shareholder loan	-	99	594

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,478)	81	(14,543)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from the sale of common stock	9,200	-	18,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,200	-	18,200

NET INCREASE (DECREASE) IN CASH	(278)	81	3,657

CASH, BEGINNING OF PERIOD	3,935	8,869	-

CASH, END OF PERIOD	$ 3,657	$ 8,950	$ 3,657

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sparking Events, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totalling $18,112  The Company was incorporated on November 29, 2006 in the State of Nevada and established a fiscal year end of February 28.  The Company is a development stage enterprise organized to enter into the special event and concert production industry.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.   As of May 31, 2008, the Company had issued 9,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $9,000 and 460,000 shares at $0.02 per share in private placement stock for net funds of $9,200 to the Company.

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

As of May 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 11, 2006, a director of the Company purchased 9,000,000 shares of the common stock in the Company at $0.001 per share for $9,000.

During March, April and May 2008 the Company sold 460,000 shares of the common stock to investors at a price of $0.02 per share in a private placement, for a total of $9,200.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of May 31, 2008, the Company received advances from a Director in the amount of $594 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2008

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

The components of the Company’s deferred tax asset as of May 31, 2008 and May 31, 2007 are as follows:

	May 31, 2008	May 31, 2007
Net Operating loss carryforward	$ 5,278	$ 18
Valuation allowance	(5,278)	(18)
Net deferred tax asset	$ 0	$ 0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	May 31, 2008	May 31, 2007	Since Inception
Tax at statutory rate (35%)	$ 1,847	$ 6	$ 6,339
Increase in valuation allowance	(1,847)	(6)	(6339)
Net deferred tax asset	$ 0	$ 0	$ 0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Sparking Events, Inc. (“Sparking Events,” “the Company”, “us”, “our” or “we,”) was incorporated in the State of Nevada as a for-profit company on November 29, 2006 and established a fiscal year end of February 28. We are a development-stage company organized to enter into the special event and concert production industry.  We intend to provide unique entertainment productions through the promotion of both well known and undiscovered musical talent to be showcased in established venues.

The Company did not generate any revenue during the quarter ended May 31, 2008. As of the fiscal quarter ended May 31, 2008 we had $3,657 of cash in the bank.  During the financial quarter we incurred expenses of $5,278 comprised of professional fees and general expenses.

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

Plan of Operation

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  This evaluation was done under the supervision and the participation of the registrant’s President and Principal Financial Officer.  Based upon that evaluation, he identified that the lack of segregation of accounting duties as a result of limited personal resources to be a material weakness the registrant’s disclosure controls and procedures.  Other than for this exception he believes that the Company’s disclosure controls are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.  Management believes that the material weaknesses did not have an affect on the Company's financial results.

Item 4T. CONTROLS AND PROCEDURES

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

As of May 31, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2008 and communicated the matters to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

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

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

*      Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Sparking Events, Inc.

BY:      /s/ Carlo Giusto

____________________________________

Carlo Giusto

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  July 15 , 2008