Form 10-Q
period 2008-08-31
Sparking Events, Inc.
filed 2008-10-09
CIK 1407704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2008

or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of September 26, 2008 the registrant had 9,460,000 shares of common stock, $0.001 par value, issued and outstanding.

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

AUGUST 31, 2008

(Unaudited)

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	August 31,2008 (Unaudited)	February 29, 2008

ASSETS

CURRENT ASSETS
Cash	$ -	$ 3,935
Total current assets	-	3,935

Total assets	$ -	$ 3,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 2,800 726	$ 7,175 594
Total current liabilities	3,526	7,769

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding: 9,460,000 at August 31, 2008 and
9,000,000 shares at February 29, 2008	9,460	9,000
Additional paid in capital	8,740	-
Deficit accumulated during the development stage	(21,726)	(12,834)

Total stockholders’ deficit	(3,526)	(3,834)

Total liabilities and stockholders’ deficit	$ -	$ 3,935

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended August 31, 2008	For the three months ended August 31, 2007	For the six months ended August 31, 2008	For the six months ended August 31, 2007	November 29, 2006 (inception) to August 31, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Office and general	$ 316	$ 47	$ 919	$ 47	$ 4,557
Professional fees	3,298	3,000	7,973	3,000	$ 17,169
	$ 3,614	$ 3,047	$ 8,892	$ 3,047	$ 21,726
OPERATING LOSS	$ (3,614)	$ (3,047)	$ (8,892)	$ (3,047)	$ (21,726)
NET LOSS FOR THE PERIOD	$ (3,614)	$ (3,047)	$ (8,892)	$ (3,047)	$ (21,726)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,460,000	9,000,000	9,385,492	9,000,000

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 29, 2006) TO AUGUST 31, 2008

(Unaudited)

	Common Stock		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 29, 2006	-	$ -	-	$ -	$ -

Common stock issued for cash at $0.001
per share December 11, 2006	9,000,000	9,000	$ -	$ -	9,000

Net loss, February 28, 2007				(1,926)	(1,926)

Balance, February 28, 2007	9,000,000	$ 9,000	$ -	(1,926)	7,074

Net loss, February 29, 2008				(10,908)	(10,908)

Balance, February 29, 2008	9,000,000	$ 9,000	$ -	$ (12,834)	$ (3,834)

Common stock issued for cash at $0.02 per share	460,000	460	8,740		9,200

Net loss, August 31, 2008				(8,892)	(8,892)
Balance August 31, 2008	9,460,000	$ 9,460	$ 8,740	$ (21,726)	$ (4,715)

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended August 31, 2008	Six months Ended August 31, 2007	November 29, 2006 (date of inception) to August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,892)	$ (3,047)	$ (21,726)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	(4,375)	3,000	2,800
Increase in shareholder loan	132	99	726

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,135)	52	(18,200)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	9,200	-	18,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,200	-	18,200

NET INCREASE (DECREASE) IN CASH	(3,935)	52	-

CASH, BEGINNING OF PERIOD	3,935	8,869	-

CASH, END OF PERIOD	$ -	$ 8,921	$ -

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sparking Events, Inc., (“Company”) is in the initial development stage and has incurred losses since inception totalling $21,726.  The Company was incorporated on November 29, 2006 in the State of Nevada and established a fiscal year end of February 28.  The Company is a development stage enterprise organized to enter into the special event and concert production industry.

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

August 31, 2008

(Unaudited)

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

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

SFAS 162 - In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

SFAS 163 - In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.   As of August 31, 2008, the Company had issued 9,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $9,000 and 460,000 shares at $0.02 per share in private placement stock for net funds of $9,200 to the Company.

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

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

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

As of August 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 6,075,000 for the three and six month period ended June 30, 2008 and 2007, respectively.  As of June 30, 2008 and 2007 the Company had no dilutive potential common shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2008, the Company received advances from a Director in the amount of $726. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – SUBSEQUENT EVENT

Effective September 12, 2008 the sole director sold 9,000,000 shares of common stock and voting power of the company to a third party. The stock sale included an arrangement whereby the purchaser has been appointed as the Company’s sole director and the President and Chief Executive Officer, Principal Financial Officer, Secretary and Treasurer.

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

The Company has not generated any revenue during the current fiscal year and as of the period ended August 31, 2008 we had $0 of cash in the bank.  In the six months ended August 31, 2008 we incurred expenses of $8,892 comprised of professional fees and general expenses.

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

Plan of Operation

To date our operations have been directed toward the identification of potential artists and venues for our productions.  We have not yet implemented our business model or booked any acts or shows.  On September 12, 2008 there was a change in control of Company when Adam Santos assumed the position of President and Chief Executive Officer.  Mr. Santos is intending to expand the proposed operations of the company to include the promotion of professional martial arts events.

Over the next 12 months we intend to raise capital and continue our research for suitable artists, create working relationships with and their agencies and book concerts.   We also expect to initiate discussions with representatives of martial arts professionals to determine their interest in participating in events organized by the Company.  Our initial objective is to raise sufficient capital through the sale of our common stock to enable us to initiate our business.  Our President is currently contacting potential investors who may be interest in purchasing the common stock of the Company.

Our President intends to travel to various cities in North America to make personal contact with artists, martial arts fighters and their agents in order to book our first acts or tours into compatible venues.  We anticipate the cost of travel and related expenses, such as the cost of a computer to manage our business records, will be approximately $22,000.  We intend to book 2 concerts every 3 months for three consecutive three month periods therefore we plan on producing six concerts over the next twelve months. The marketing of concerts we intend to produce during each three month period will commence on the starting date of each period.  We plan on booking advertising in various media, including radio spots and printing the necessary promotional materials for each event. Marketing and advertising costs are expected to be approximately $37,000.  We expect produce martial arts events once we have obtained a commitment from agents in the martial arts industry that they are prepared to enter competitors in events organized by the Company.

The Company will engage all sub contractors specifically needed for each production.  We intend to utilize the top lighting, sound, staging, street teams and security outfits for our concerts and events.

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

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $70,100 over the next twelve months.  The cost of maintaining our reporting status is estimated to be an additional $9,900 over this same period. Our officer and director, Adam Santos has agreed to provide the capital necessary to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

As of August 31, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2008 and communicated the matters to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                        Sparking Events, Inc.

BY:      /s/ Adam Santos

____________________________________

Adam Santos

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  October  9, 2008