Form 10-Q
period 2008-11-30
Sparking Events, Inc.
filed 2009-01-14
CIK 1407704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of December 29, 2008 the registrant had 9,460,000 shares of common stock, $0.001 par value, issued and outstanding.

                              Index

Page Number
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements	3
Balance Sheets as of November 30, 2008 and February 29, 2008	4
Statements of Operations for three months and nine months ended November 30, 2008 and November 30, 2007; from inception (November 29, 2006) to November 30, 2008	5
Statement of Stockholders’ Equity (Deficit) from inception (November 29, 2006) to November 30, 2008	6
Statements of Cash Flows for nine months ended November 30, 2008 and November 30, 2007; from inception (November 29, 2006) to November 30, 2008.	7
Notes to Condensed Financial Statements to November 30, 2008	8
Item 2. Management’s Discussion and Analysis or Plan of Operation	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T. Controls and Procedures	13
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	15

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

NOVEMBER 30, 2008

(Unaudited)

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

CONDENSED STATEMENTS OF CASH FLOWS

CONDENSED NOTES TO FINANCIAL STATEMENTS

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	November 30, 2008 (Unaudited)	February 29, 2008

ASSETS

CURRENT ASSETS
Cash	$ -	$ 3,935
Total current assets	-	3,935

Total assets	$ -	$ 3,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 2,418 5,788	$ 7,175 594
Total current liabilities	8,206	7,769

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding: 9,460,000 at November 30, 2008 and
9,000,000 shares at February 29, 2008	9,460	9,000
Additional paid in capital	8,740	-
Deficit accumulated during the development stage	(26,406)	(12,834)

Total stockholders’ deficit	(8,206)	(3,834)

Total liabilities and stockholders’ deficit	$ -	$ 3,935

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended November 30, 2008	For the three months ended November 30, 2007	For the nine months ended November 30, 2008	For the nine months ended November 30, 2007	November 29, 2006 (inception) to November 30, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Office and general	$ (2,180)	$ (617)	$ (3,099)	$ (664)	$ (6,737)
Professional fees	(2,500)	(5,696)	(10,473)	(8,695)	$ (19,669)
	$ (4,680)	$ (6,613)	$ (13,572)	(9,359)	$ (26,406)
OPERATING LOSS	$ (4,680)	$ (6,313)	$ (13,572)	(9,359)	$ (26,406)
NET LOSS FOR THE PERIOD	$ (4,680)	$ (6,313)	$ (13,572)	$ (9,359)	$ (26,406)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,460,000	9,000,000	9,410,147	9,000,000

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 29, 2006) TO NOVEMBER 30, 2008

(Unaudited)

	Common Stock		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 29, 2006	-	$ -	-	$ -	$ -

Common stock issued for cash at $0.001
per share December 11, 2006	9,000,000	9,000	$ -	$ -	9,000

Net loss, February 28, 2007				(1,926)	(1,926)

Balance, February 28, 2007	9,000,000	$ 9,000	$ -	(1,926)	7,074

Net loss, February 29, 2008				(10,908)	(10,908)

Balance, February 29, 2008	9,000,000	$ 9,000	$ -	$ (12,834)	$ (3,834)

Common stock issued for cash at $0.02 per share	460,000	460	8,740	-	9,200

Net loss, November 30, 2008				(13,572)	(15,572)
Balance November 30, 2008	9,460,000	$ 9,460	$ 8,740	$ (26,406)	$ (8,206)

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended November 30, 2008	Nine months Ended November 30, 2007	November 29, 2006 (date of inception) to November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (13,572)	$ (9,359)	$ (26,406)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	(4,757)	7,715	2,418
Increase in shareholder loan	5,194	99	5,788

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,135)	1,545	(18,200)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	9,200	-	18,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,200	-	18,200

NET INCREASE (DECREASE) IN CASH	(3,935)	1,545	-

CASH, BEGINNING OF PERIOD	3,935	8,868	-

CASH, END OF PERIOD	$ -	$ 7,323	$ -

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC. (A Development Stage Enterprise) NOTES TO THE CONDENSED FINANCIAL STATEMENTS November 30, 2008 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 29, 2008 audited financial statements.  The results of operations for the periods ended November 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after March 15, 2008. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operation.

SPARKING EVENTS, INC. (A Development Stage Enterprise) NOTES TO THE CONDENSED FINANCIAL STATEMENTS November 30, 2008 (Unaudited)

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which provides the option to report certain financial assets and financial liabilities at fair value, with the intent to mitigate the volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS No. 159 amends SFAS No. 95, “Statement of Cash Flows,” (“SFAS No. 95”) and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”). SFAS No. 159 specifies that cash flows from trading securities, including securities for which an entity has elected the fair value option, should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Before this amendment, SFAS No. 95 and SFAS No. 115 specified that cash flows from trading securities must be classified as cash flows from operating activities. Effective January 1, 2008, we adopted SFAS No. 159. We have not elected the fair value option for any financial assets or financial liabilities. The adoption of SFAS No. 159 had no effect on our financial statements for the period ended November 30, 2008 and February 29, 2008.

SFAS No. 160

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). SFAS No. 161 requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us as of January 1, 2009. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

SPARKING EVENTS, INC. (A Development Stage Enterprise) NOTES TO THE CONDENSED FINANCIAL STATEMENTS November 30, 2008 (Unaudited)

SFAS No. 162

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

SFAS No. 163

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

NOTE 4 – CAPITAL STOCK

During March, April and May 2008 the Company sold 460,000 shares of the common stock to investors at a price of $0.02 per share in a private placement, for a total of $9,200.

As of August 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of November 30, 2008, the Company received advances from a Director in the amount of $5,788. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 – CHANGE IN CONTROL

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

Overview

Sparking Events, Inc. (“Sparking Events,” “the Company”, “us”, “our” or “we,”) was incorporated in the State of Nevada as a for-profit company on November 29, 2006 and established a fiscal year end of February 28. We are a development-stage company organized to enter into the special event, concert production and martial arts promotion industry.  We intend to provide unique entertainment productions through the promotion of both well known and undiscovered musical talent to be showcased in established venues and also produce martial arts events.

The Company has not generated any revenue during the current fiscal year and as of the period ended November 30, 2008 we had $0 in cash.  In the three months and nine months ended November 30, 2008 we incurred expenses of $4,680 and $13,572, respectively, comprised of professional fees and general expenses.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to raise additional capital through private equity placements, debt securities and/or seek alternative sources of financing. If we are unable to obtain additional financing, we may be required to reduce the scope of our business plan which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

Plan of Operation

To date our operations have been directed toward the identification of potential artists and venues for our productions.  We have not yet implemented our business model or booked any acts, shows or events.  On September 12, 2008 there was a change in control of Company when Adam Santos assumed the position of President and Chief Executive Officer with the objective of adding the production of martial arts events to our planned entertainment offerings.

Over the next 12 months we intend to raise capital and continue our research for suitable artists, create working relationships with their agencies and book concerts.   We also expect to initiate discussions with representatives of martial arts professionals to determine their interest in participating in events we plan to produce.  Our initial objective is to raise sufficient capital through the sale of our common stock to enable us to initiate our business.  Our President is currently contacting potential investors who may be interested in purchasing our common stock.

Our President intends to travel to various cities in North America to make personal contact with artists and martial arts fighters and their agents in order to book our first acts or tours into compatible venues.  We anticipate the cost of travel and related expenses, such as the cost of a computer to manage our business records, will be approximately $22,000.  We intend to book two concerts or martial arts events every three months for three consecutive three month periods; therefore we plan on producing six concerts or events over the next twelve months. The marketing of the events we intend to produce during each three month period will commence on the starting date of each period.  We plan on booking advertising in various media, including radio spots and printing the necessary promotional materials for each event. Marketing and advertising costs are expected to be approximately $37,000.  We expect to produce martial arts events once we have obtained a commitment from agents in the martial arts industry that they are prepared to enter competitors in events we organize.

We plan to engage all sub contractors specifically needed for each production.  We intend to utilize the top lighting, sound, staging, street teams and security outfits for our concerts and events.

We anticipate administration expenses to total approximately $11,100.

If we can complete our business plan and receive positive results from our operations and approval of our services from the public as demonstrated through good attendance at our productions, we will attempt to raise further capital through a private placement and public offering in order to produce more concerts and events or engage higher profile acts.

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

Item 4T. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management and other principal officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

- provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with the accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of November 30, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of November 30, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in material misstatement in our financial statements for the future periods.

In an effort to remediate the indentified material weaknesses and other deficiencies and enhance our internal controls we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made my management when funds are available to us.

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

There was no change in our internal controls over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

*      Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Sparking Events, Inc.

BY:      /s/ Adam Santos

____________________________________

Adam Santos

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  January 14, 2009