Form 10-K
period 2009-02-28
Sparking Events, Inc.
filed 2009-05-29
CIK 1407704

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number   333-148005

SPARKING EVENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada

    20-8009362

State or other jurisdiction of

(I.R.S. Employer

             incorporation or organization

Identification No.)

     112 North Curry St.

       Carson City, NV

89703

 (Address of principal executive offices)

         (Zip Code)

Registrant’ telephone number including area code   (775) 321-1013

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock par value $0.001

         (Title of Class)

(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.              Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.

Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes |X] No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of May 21, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $8,740.

As of May 21, 2009, we had outstanding 9,460,000 shares of common stock.

TABLE OF CONTENTS

PART I

		Page Number
Item 1.	Business	4
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Submission of Matters to a Vote of Security Holders	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	24

PART 1

Item 1: Business

Overview

Sparking Events, Inc. (“Sparking Events,” “the Company”, “us”, “our” or “we,”) was incorporated in the State of Nevada as a for-profit company on November 29, 2006.  We are a development-stage company organized to enter into the special event, concert production and martial arts promotion industry.  We intend to provide unique entertainment productions through the promotion of both well known and undiscovered musical talent to be showcased in established venues as well as produce martial arts events.

We are a development stage company and have not generated any revenues to date. We have not yet produced any events or concerts.   We plan to launch productions within the next twelve months and begin recognizing revenue from the production of events and ticket sales thereafter.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Our Business

Sparking Events was established to produce and promote concerts and club events in the Lower Mainland of British Columbia and other venues in North America. Our approach will be to promote concerts featuring top quality acts and make use of larger scale nightclubs, midsize auditoriums and arenas.  Competition in the concert industry is strong but fragmented.  Our plan is to establish close working relationships with agencies that manage well known acts.  We intend to provide the service of coordinating acts with proper venues. This includes booking acts, booking venues, advertising, placement of sub contractors and supplying the acts with their specific technical requirements.  We aim to offer a comprehensive collection of concert production and promotion services for the artists’ management.  We also plan to produce martial arts events which feature well known competitors.

The Market

Government Regulation and Supervision

We are subject to the laws and regulations of those jurisdictions in which we plan to produce our events, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, concert productions are not subject to special regulatory and/or supervisory requirements.

Employees

We have no employees other than our officer and director.

 Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry St., Carson City, NV 89703.  Our telephone number is (775) 321-1013.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended February 28, 2009.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of February 28, 2009 the Company had thirty-two (32) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This annual report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our February 28, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “February 28, 2009 Audited Financial Statements - Auditors Report.”

As of February 28, 2009, Sparking Events, Inc had $0 cash on hand. We have insufficient cash to meet our requirements for the next twelve months and funds need to be raised. We plan to satisfy our future cash requirements - primarily the working capital required to identify and signing artists and produce concerts and events as well as offset legal and accounting fees, through additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are is unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a development stage company to secure. Therefore, we is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Sparking Events is a development stage company with no operations to date, it would likely we will have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management will evaluate the terms of such debt financing and determine whether the business can sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations.

Total expenses for the three months ending February 28, 2009 were $16,897 resulting in an operating loss for the quarter of $16,897. The operating loss for the period is a result of professional fees in the amount of $12,973 and office, general expenses in the amount of $3,924.

As of February 28, 2009 a former director has loaned $6,113 to the Company.  This amounts is unsecured, non-interest bearing and without specific terms of repayment.

We anticipate that our current cash and cash equivalents will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur development and administrative expenses as well as professional fees as we initiate our business plan and other expenses associated with maintaining our SEC filings.

Plan of Operation

To date our operations have been directed toward the identification of potential artists and venues for our productions.

Over the next 12 months we intend to raise capital and continue our research for suitable artists, create working relationships with their agencies and book concerts.   We also expect to initiate discussions with representatives of martial arts professionals to determine their interest in participating in events we plan to produce.  Our initial objective is to raise sufficient capital through the sale of our common stock to enable us to initiate our business plan.  Our President is currently contacting potential investors who may be interested in purchasing our common stock.

Our President intends to travel to various cities in North America and make personal contact with artists and martial arts fighters and their agents in order to book our first acts or tours into compatible venues.  We anticipate the cost of travel and related expenses, such as the cost of a computer to manage our business records, will be approximately $22,000.  We intend to book two concerts or martial arts events every three months for three consecutive three month periods; therefore we plan on producing six concerts or events over the next twelve months. The marketing of the events we intend to produce during each three month period will commence on the starting date of each period.  We plan on booking advertising in various media, including radio spots and printing the necessary promotional materials for each event. Marketing and advertising costs are expected to be approximately $37,000.  We expect to produce martial arts events once we have obtained a commitment from agents in the martial arts industry that they are prepared to enter competitors in events we organize.

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

Off Balance Sheet Arrangements

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $70,100 over the next twelve months.  The cost of maintaining our reporting status is estimated to be an additional $15,000 over this same period. Our officer and director, Adam Santos has agreed to provide the capital necessary to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

FEBRUARY 28, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sparking Events, Inc.

Burnaby BC, Canada

We have audited the accompanying balance sheets of Sparking Events, Inc. (A Development Stage Enterprise) as of February 28, 2009 and February 29, 2008 and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended and the period November 29, 2006 (inception) through February 28, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sparking Events, Inc. (A Development Stage Enterprise) as of February 28, 2009 and February 29, 2008 and the results of its operations and cash flows for periods then ended and the period November 29, 2006 (inception) through February 28, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

May 21, 2009

Las Vegas, Nevada

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	February 28, 2009	February 29, 2008

ASSETS

CURRENT ASSETS
Cash	$ -	$ 3,935
Total current assets	-	3,935

Total assets	$ -	$ 3,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 5,418 6,113	$ 7,175 594
Total current liabilities	11,531	7,769

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding: 9,460,000 at February 28, 2009 and
9,000,000 shares at February 29, 2008	9,460	9,000
Additional paid in capital	8,740	-
Deficit accumulated during the development stage	(29,731)	(12,834)

Total stockholders’ deficit	(11,531)	(3,834)

Total liabilities and stockholders’ deficit	$ -	$ 3,935

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the year ended February 28, 2009	For the year ended February 29, 2008	November 29, 2006 (inception) to February 28, 2009

REVENUES	$ -	$ -	$ -

EXPENSES
Office and general	$ 3,924	$ 1,712	$ 7,562
Professional fees	12,973	9,196	$ 22,669
	$ 16,897	10,908	$ 29,731
OPERATING LOSS	$ (16,897)	(10,908)	$ (29,731)
NET LOSS FOR THE PERIOD	$ (16,897)	$ (10,908)	$ (29,731)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,422,440	9,000,000

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (NOVEMBER 29, 2006) TO FEBRUARY 28, 2009

	Common Stock		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, November 29, 2006	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share December 11, 2006	9,000,000	9,000	-	-	9,000

Net loss, February 28, 2007				(1,926)	(1,926)

Balance, February 28, 2007	9,000,000	$ 9,000	$ -	(1,926)	7,074

Net loss, February 29, 2008				(10,908)	(10,908)

Balance, February 29, 2008	9,000,000	$ 9,000	$ -	$ (12,834)	$ (3,834)

Common stock issued for cash at $0.02 per share	460,000	460	8,740	-	9,200

Net loss, February 28, 2009				(16,897)	(16,897)
Balance February 28, 2009	9,460,000	$ 9,460	$ 8,740	$ (29,731)	$ (11,531)

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2009	Year Ended February 29, 2008	November 29, 2006 (date of inception) to February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (16,897)	$ (10,908)	$ (29,731)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	(1,757)	7,715	5,418

NET CASH (USED IN) OPERATING ACTIVITIES	(18,654)	(4,394)	(24,313)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in shareholder loan	5,519	(1,201)	6,113
Proceeds from sale of common stock	9,200	-	18,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,719	-	24,313

NET (DECREASE) IN CASH	(3,935)	4,934	-

CASH, BEGINNING OF PERIOD	3,935	8,869	-

CASH, END OF PERIOD	$ -	$ 3,935	$ -

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sparking Events, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totalling $29,731.  The Company was incorporated on November 29, 2006 in the State of Nevada and established a fiscal year end of February 28.  The Company is a development stage enterprise organized to enter into the special event and concert production industry.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

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

Recent Accounting Pronouncements

SFAS No. 160

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of February 28, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

SPARKING EVENTS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

As of February 28, 2009 and February 29, 2008, the Company received advances from a Director in the amount of $6,113 and $594 respectfully. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended February 28, 2009, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

The components of the Company’s deferred tax asset as of February 28, 2009 and February 29, 2008 are as follows:

Feb. 28, 2009

Feb. 29, 2008

Net operating loss carryforward

$

10,406

$

4,492

Valuation allowance

(10,406)

(4,492)

Net deferred tax asset

$

0

$

0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Feb. 28, 2009

Feb. 29, 2008

Since Inception

Tax at statutory rate (35%)

$

5,914

$

3,818

$

10,406

Increase in valuation allowance

(5,914)

(3,818)

(10,406)

Net deferred tax asset

$

0

$

0

$

0

The net federal operating loss carry forward will expire between 2027 and 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – CHANGE IN CONTROL

Effective September 12, 2008 the sole director sold 9,000,000 shares of common stock and voting power of the company to a third party. The stock sale included an arrangement whereby the purchaser has been appointed as the Company’s sole director and the President and Chief Executive Officer, Principal Financial Officer, Secretary and Treasurer.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are the firm of Kyle L. Tingle, CPA, LLC, operating from their offices in Las Vegas, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A(T). Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal Control over financial reporting is defined in rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the tractions and dispositions of the assets of the Company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of February 28, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of February 28, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  We plan to appoint one or more outside directors to our board of directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us

.

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

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, address, age, and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Adam Santos	24	President, Secretary/ Treasurer, Chief Financial Officer
Vancouver, BC		and Chairman of the Board of Directors.

The person named above has held his offices/positions since September 12, 2008 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.  Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred.

Background of Officers and Directors

Mr. Santos, age 24 has been a martial arts enthusiast from an early age. He has been working as a martial arts instructor since July 2004. He is an experienced award winning fighter. Mr. Santos has experience in the organization and promoting of professional martial arts events. Mr. Santos holds a 2nd degree black belt in Morganti Ju-Jitsu.

Mr. Santos graduated from the Universidade de Santo Amaro in 2007 having earned a Bachelor of Physical Education.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Sparking Events, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending. No executive Officer or Director of the Company is the subject of any pending legal proceedings. No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer or Director of any business.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants.

Code of Ethics

As of February 28, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer and director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of  February 28, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Adam Santos Vancouver, BC	9,000,000	95%
	All Officers and Directors as a Group (1 person)	9,000,000	95%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Santos anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

During the fiscal year ended February 28, 2009 we incurred approximately $7,175 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended February 28, 2009.

During the fiscal year ended February 28, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

23.1

Consent of Kyle L. Tingle, CPA, LLC

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Sparking Events, Inc.

BY:      /s/ Adam Santos

 ----------------------

Adam Santos

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  May 29, 2009