Form 10-K/A
period 2009-02-28
Sparking Events, Inc.
filed 2009-06-02
CIK 1407704

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number   333-148005

SPARKING EVENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8009362
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

112 North Curry St. Carson City, NV 89703
(Address of principal executive offices) (Zip Code)

Registrant’ telephone number including area code   (775) 321-1013
Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.01 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes    ☐      No    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of May 21, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $8,740.

As of May 29, 2009, we had outstanding 6,016,68 shares of common stock.

EXPLANATORY NOTE: The Registrant is amending its Form 10-K for the fiscal year ended February 28, 2009 to include the disclosures set forth in Item 9B and to revise the signatures to reflect its principal executive officer and principal financial officer as of the date of the filing of this report.

ITEM 9B.  Other Information

Acquisition Of APlus International, Ltd.

On April 20, 2009, the Company acquired APlus International, Ltd. a privately owned Nevada limited liability company (“APlus”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  APlus is a holding company whose principal operating companies design, manufacture, market and sell advanced lighting solutions, including light emitting diode (LED) lighting and other energy-saving lighting in Taiwan.  Upon consummation of the Exchange, the Company adopted the business plan of APlus.

Pursuant to the terms of the Exchange, the Company acquired APlus in exchange for an aggregate of 5,333,334 newly issued shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). As a result of the Exchange, APlus International, Ltd. became a wholly-owned subsidiary of Sparking Events, Inc.  Sparking Events, Inc. shares were issued to the APlus International, Ltd.  In addition, the Company’s principal stockholder, Adam Borges Dos Santos agreed to retire his 9,000,000 shares of Common Stock.  Following the issuance of the Exchange Shares and the retirement of Mr. Dos Santos’ shares, the former members of APlus now beneficially own approximately 92% of the outstanding shares of our Common Stock. Accordingly, the Exchange represented a change in control.

The Company also issued 116,667 shares of Common Stock and warrants to purchase additional 83,334 shares of common stock at an exercise price of $1.00 per share and expiring in 2 years, for services rendered by Dragonfly Capital Partners, LLC (“Dragonfly”) in connection with the Exchange.

Also on April 20, 2009, following the Exchange, the Board of Directors of the Company approved an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock from 75,000,000 to 225,000,000 and concurrently effectuating a three for one (3:1) forward-split of the Company’s issued and outstanding shares of Common Stock.  Further, on April 22, 2009 a majority of shareholders of Sparking Events, Inc. approved an amendment to the Company’s articles of incorporation to change the name of the Company to Xodtec Group USA, Inc. and the creation of 10,000,000 shares of blank check preferred stock.

At the effective time of the Exchange, our board of directors was reconstituted by the resignation of Mr. Adam Borges Dos Santos from his role as sole principal officer and director, and the appointment of Yao-Ting (Curtis) Su, Chao-Wu (Mike) Chou and Hui-Yu (Rachel) Che as directors. Our executive management team also was reconstituted following the resignation of Mr. Dos Santos as APlus’ president, and new officers were appointed in place of our former officers. See “Directors and Executive Officers, Promoters and Control Persons.”

On April 22, 2009 the Company entered into a Financial Advisory Agreement with Unise Investment Corp. to provide financial consulting services in consideration for 116,667 shares of Common Stock.  Further, on April 23, 2009, the Company sold warrants exercisable into 200,000 post-split shares of Common Stock at the exercise price of $0.65 per share and expiring in 6 months, warrants exercisable into 500,000 shares of Common Stock at the exercise price of $1.00 per share and expiring in 2 years and warrants exercisable into post-split 800,000 shares of Common Stock at the exercise price of $1.50 per share and expiring in 2 years.  Additionally, the Company agreed to register the shares of Common Stock underlying these warrants and the warrants issued to Dragonfly, as well as the shares of Common Stock issued to Dragonfly.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARKING EVENTS, INC.

Date: May 29, 2009	By:	/s/ Yao-Ting Su
Yao-Ting Su
Chairman of the Board
(Principal Executive Officer)

Date: May 29, 2009	By:	/s/ Hui-Yu Che
Hui-Yu Che
Chief Financial Officer
(Principal Financial Officer)