Form 10-Q
period 2009-05-31
Sparking Events, Inc.
filed 2009-07-20
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                                                             MAY 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                                                                      to

Commission file number 333-148005

SPARKING EVENTS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	20-8009362
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

112 North Curry Street, Carson City, Nevada	89199
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:  (775) 321-1013

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒            No ☐

The numbers of shares outstanding of each of the issuer's classes of common equity, as of July 20, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00 par value	18,050,000

SPARKING EVENTS, INC.

FOR THE QUARTER ENDED MAY 31, 2009

SPARKING EVENTS, INC.
(A Development Stage Enterprise)
Consolidated BALANCE SHEETS
(Unaudited)

	May 31, 2009	February 28, 2009
ASSETS

CURRENT ASSETS
Cash and Cash equivalents	$159,814	107,340
Notes receivable, net	5,927	1,014
Accounts receivable, net	1,178,204	805,494
Other receivables	514,423	457,069
Inventories	165,415	252,680
Prepayments	144,349	145,705
Other current assets	52,917	44,822
Total current assets	2,221,049	1,814,124
LONG-TERM INVESTMENT
Investment	154,200	143,961
FIXED ASSETS
Cost	156,251	147,102
Less : accumulated depreciation	(75,944)	(66,460)
Total fixed assets	80,307	80,642
OTHER ASSETS
Refundable deposits	64,918	60,608
Deferred Charge	32,604	29,292
Other assets	202,330	188,895
Total other assets	299,852	278,795

Total assets	$2,755,408	$2,317,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term debt	$11,529	$23,029
Notes payable	357,553	239,870
Accounts payable	167,573	144,580
Accrued liabilities	113,071	111,893
Due to related party	144,594	655,586
Total current liabilities	794,320	1,174,958

STOCKHOLDERS’ EQUITY
Capital stock
Authorized common stock ( 225,000,000 authorized shares; 18,050,000 outstanding shares )	2,318,364	2,318,364
Deficit accumulated	(13,918)	(737,718)
Cumulative translation adjustments	(343,358)	(438,082)
Total stockholders’ equity	1,961,088	1,142,564
Total liabilities and stockholders’ equity	$2,755,408	$2,317,522

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.
(A Development Stage Enterprise)
Consolidated STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended May 31,
	2009	2008

REVENUES	$1,179,154	$177,645

COST OF GOODS SOLD	(189,872)	(140,443)

GROSS PROFIT	989,282	37,202

OPERATING EXPENSES	(264,870)	(188,745)
RESEARCH AND DEVELOPMENT EXPENSES	(193)	(947)

OPERATING INCOME ( LOSS)	724,219	(152,490)

NON-OPRATING INCOME AND GAINS	24	1,633

NON-OPRATING EXPENSES AND LOSSES	(443)	(2,003)

NET INCOME (LOSS) FOR THE PERIOD	$723,800	$(152,860)

BASIC LOSS PER COMMON SHARE	$0.04	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,050,000	9,422,440

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ Equity
FOR THE PERIOD ENDED MAY 31, 2009 AND MAY 31, 2008(Pro-forma)
(Unaudited)

	Common Stock		Additional Paid in Capital	Deficit Accumulated	Cumulative Translation Adjustments	Total
	Number of shares	Amount

Balance, March 1, 2008	9,000,000	$2,327,364	$-	$(1,916,064)	$(358,272)	$53,028

Common stock issued for cash at $0.001 per share December 11, 2006	460,000	460	-	-	-	460

Paid in capital		-	8,740	-	-	8,740

Change in translation adjustments		-	-	-	1,049	1,049
					-
Net loss, May 31, 2008		-	-	(152,860)	-	(152,860)

Balance, May 31, 2008	9,460,000	$2,327,824	$8,740	$(2,068,924)	$(357,223)	$(89,583)

Balance, March 1, 2009	9,460,000	$2,318,364	-	$(737,718)	$(438,082)	$1,142,564

Change in translation adjustments		-	-	-	94,724	94,724

Share exchange transaction with APlus	(9,000,000)
	17,590,000

Net income , May 31, 2009		-	-	723,800	-	723,800

Balance May 31, 2009	18,050,000	$2,318,364	$-	(13,918)	$(343,358)	$1,961,088

The accompanying notes are an integral part of these financial statements

SPARKING EVENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended May 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$723,800	$(152,860)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation	5,960	4,413
Various amortization	1,160	2,883
(Increase) decrease in notes receivable	(4,913)	471
Increase in accounts receivable	(372,710)	(6,949)
Decrease (Increase) in inventories	87,265	(37,270)
Decrease (Increase) in prepayments	1,356	(34,578)
Increase in other current assets	(8,095)	(5,840)
Increase in other assets	(13,435)	(3,765)
Increase (Decrease) in notes payable Financing?	117,683	(2,896)
Increase in accounts payable	22,993	20,313
Increase in other current liabilities	1,178	239,305

NET CASH PROVIDED BY OPERATING ACTIVITIES	562,242	23,227

CASH FLOWS FROM INVESTING ACTIVITIES		-
Acquisition of fixed assets	(5,625)	(922)
Increase in deferred charges	(4,472)	(7,154)
Increase in refundable deposit	(4,310)	(873)
(Increase) decrease in other receivable	(57,354)	11,892

NET CASH (USED IN) OPERATING ACTIVITIES	(71,761)	2,943

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term debt	(11,500)	(23,475)
Repayment of shareholder loan	(510,992)	11,696

NET CASH (USED IN) FINANCING ACTIVITIES	(522,492)	(11,779)
EFFECT OF EXCHANGE RATE CHANGES	84,485	(1,821)

NET INCERASE IN CASH	52,474	12,570

CASH, BEGINNING OF PERIOD	107,340	22,412

CASH, END OF PERIOD	$159,814	$34,982

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$224	$1,986

The accompanying notes are an integral part of these financial statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sparking Events, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totaling $13,198.  The Company was incorporated on November 29, 2006 in the State of Nevada and established a fiscal year end of February.  The Company is a development stage enterprise organized to enter into the special event and concert production industry.

As described in Note 9 to the financial statements, the Company had share exchange transaction with APlus International, Ltd. and this transaction represents a change in control.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Revenue Recognition, Receivables and Allowance for Doubtful Accounts

Operating revenues are recognized when titles to products and the risks of ownership are transferred to customers, primarily upon shipment. Because the earnings process has been completed and the economic benefits associated with the transaction have been realized or are realizable.

Operating revenues are measured at fair value of the transaction price negotiated between the Corporation and its buyers (taking into account commercial and quantity discounts). Receivables from operating activities are not discounted at the imputed interest rate since operating receivables are collectible within one year, fair value approximates the value of receivables on maturity and sales transactions are frequent.

Allowance for doubtful accounts is provided on the basis of a review of the collectibility of receivables. This review includes aging analysis and a review of customers’ creditworthiness and the economic environment.

Inventories

Inventories are stated at the lower of monthly-weighted-average cost or market value (net realizable value).

Inventories are recorded at standard cost and adjusted to approximate weighted-average cost on the balance sheet date.

Estimated losses on scrap and slow moving items are recognized as an allowance for inventory obsolescence.

Fixed assets

Fixed assets are stated at cost. The major improvement, renewal and addition, which can prolong the service life of fixed assets, are counted as capital expenditures and recorded as fixed assets. Expenditures on regular repairs and maintenance are recorded as expenses.

 Fixed assets are depreciated according to the service life and using the average method, with one-year residual value. Renewal and addition are depreciated according to the fixed assets the fixed assets’ service life. Major improvement is depreciated based on the remaining service lives of fixed assets. While assets are continually in use after the expiration of its service life, the residual values and service lives are estimated and depreciated accordingly and continually. The gain (loss) on disposal of assets is recognized as non-operating revenue (expenditure) in the period of sale or disposal.

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

NOTE 3 - GOING CONCERN

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

NOTE 4. - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107 and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 6 – CAPITAL STOCK

The Company’s capitalization consists of 235,000,000 shares of capital stock with a par value of $0.001 per share, of which 225,000,000 shares are common stock and 10,000,000 shares are preferred stock.

On December 11, 2006, the sole Director purchased 9,000,000 shares of the common stock in the Company at $0.001 per share for $9,000.

During March, April and May 2008 the Company sold 460,000 shares of the common stock to investors at a price of $0.02 per share in a private placement, for a total of $9,200.

As of April 20, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

As described in Note 9 to the financial statements, the Company had share exchange transaction with APlus International, Ltd. and as the result of such shares exchange, outstanding shares amount to 18,050,000 shares as of May 31, 2009.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

As of April 20, 2009 and February 29, 2008, the Company received advances from a Director in the amount of $6,113 and $594, respectively. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 8 – INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended April 20, 2009, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

The components of the Company’s deferred tax asset as of April 20, 2009 and February 29, 2008 are as follows:

	Feb. 28, 2009	Feb. 29, 2008

Net operating loss carry forward	$1,800	$10,406

Valuation allowance	(1,800)	(10,406)

Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Feb. 28, 2009	Feb. 29, 2008	Since Inception

Tax at statutory rate (35%)	$630	$5,914	$12,436

Increase in valuation allowance	(630)	(5,914)	(12,436)

Net deferred tax asset	$0	$0	$0

The net federal operating loss carry forward will expire between 2027 and 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 9. – ACQUISITION OF APLUS INTERNATIONAL, LTD.

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

NOTE 10. –SHORT-TERM DEBTS

Short-term debts were loans from banks both with 6.19% interest on May 31, 2009 and Feb. 28, 2009.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and utilize the safe harbor provision of the Private Securities Litigation Reform Act of 1995 regarding any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that the Company’s expectations, beliefs or projections will result, or be achieved, or be accomplished.

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that the Company’s expectations, beliefs or projections will result, or be achieved, or be accomplished.

The company designs, manufactures, markets and sells advanced LED lighting products and solutions. The company’s product line-up covers a broad range of technically innovative outdoor lighting, indoor general and accent lighting, and color-changing lighting lamps and fixtures that are used for applications in commercial, architectural, residential, hospitality, entertainment and consumer markets.

The company generates revenue from selling her lighting products and solutions into commercial, architectural, residential, and other markets. Commercial sales include the lighting solution design and applications of advanced LED lamps, fixtures, and associated control systems. Architectural sales mainly focus on the installation of wall wash lighting, light strips, and display panel. Residential sales are addressed on the replacement market which currently installed with traditional energy-consuming lighting products such as incandescent lamps, compact fluorescent lamps, and fluorescent tubes.

Revenue

Revenue is derived from sales of our advanced lighting products and solutions. These products consist of solid-state LED lighting lamps, fixtures, and control systems. Besides the LED lighting related businesses, some of our revenue comes from our professional project management service such as energy-saving system design, landscape lighting design, and language globalization services..

Cost of Goods Sold

The company’s cost of goods sold consists primarily of labor-related overhead, such as R&D professionals, designers, and administrative personnel. We project management services based on customer orders. Besides our in-house resources, we also out-source part of projects to support such demand.

Gross Profit

Our gross profit has been and will continue to be affected by a variety of factors, including changing of the foreign exchange rates for exporting, out-sourcing cost to support project demands, and average sales prices of our products, including fluctuations in the cost of our purchased components, sales price and the product life cycle.

Operating Expenses

Operating expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance and stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

Difference in sales and gross profit between 2009 Q1 and 2008 Q1 was due to the group acquiring the patent for it self-invented wafers and the improvement of related technology. The Company started to get the sales order of lighting and design service from the latter half of FY 2008 and service revenue increased for USD 853,000 in 2009 Q1 comparing with that in 2008 Q1. The Company introduced new products and new sales channel and thus sales revenue in 2009 Q1 increased for about US 150,000 comparing with that in 2008Q1. Since the cost of service revenue primarily consists of staff costs and such costs didn’t rise in proportion to the percentage of service revenue increase, gross profit and gross profit ratio obviously increased.

Difference in operating expense between 2009 Q1 and 2008 Q1 was because that the Company had higher operating expense due to higher sales revenue. The other reason for the increase of USD $76,125 operating expense was due to the Companying moving its office to a larger office in early 2009. On the other hand, the Company didn’t initiate the new R&D project and hence R&D cost in 2009Q1 decreased for US $745 comparing with that in 2008 Q1.

Difference in non-operating income and gain was due to the Company subleased its idle office space in 2008 Q1 but it didn’t have such sublease in 2009Q1. Thus, it resulted in the decrease of non-operating income and gain for USD 1,600 .

Difference in non-operating expense and loss was because the Company paid off the entire bank loan and resulted in the decrease of USD $1,560 interest expense.

ITEM 3 –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of its operations in Taiwan, the Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not anticipate that these risks will adversely affect the Company’s operations.  Accordingly, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company also has not entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates, although we may enter into such transactions in the future.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of May 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

There was no change in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2009, the Company issued the following securities:

On April 20, 2009, the Company acquired APlus International, Ltd., a privately owned Nevada limited liability company (“APlus”), pursuant to an Agreement and Plan of Share Exchange for an aggregate of 5,333,334 newly issued, pre-split shares of the Company’s Common Stock.

On April 22, 2009 the Registrant entered into a Financial Advisory Agreement with Unise Investment Corp. to provide financial consulting services in consideration for 111,667 shares of Common Stock.

On April 23, 2009, the Registrant sold warrants exercisable into 200,000 shares of Common Stock at the exercise price of $0.65 per share and expiring in 6 months, warrants exercisable into 500,000 shares of Common Stock at the exercise price of $1.00 per share and expiring in 2 years and warrants exercisable into 800,000 shares of Common Stock at the exercise price of $1.50 per share and expiring in 2 years.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 2009, a majority of our holders of common stock, par value $0.001 per share (the “Common Stock”) voted in favor of amending the Company’s Articles of Incorporation to change the name of the Company to “Xodtec Group USA, Inc.” and to increase the Company’s authorized capital stock to 235,000,000, shares of which 225,000,000 shares will be Common Stock, $0.001 par value, and 10,000,000 shares will be Preferred Stock, $0.001 par value.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

a) Exhibit index

Exhibit          Description of the Exhibit

31.1               Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2               Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1               Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2               Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARKING EVENTS, INC.

Date: July 20, 2009	/s/ Yao-Ting Su
Yao-Ting Su
President, Chairman of the Board
(principal executive officer)

Date: July 20, 2009	/s/ Hui-Yu Che
Hui-Yu Che
Chief Financial Officer
(principal accounting officer)