Form 10-Q
period 2009-08-31
Xodtec Group USA, Inc.
filed 2009-10-20
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended AUGUST 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                                        to

Commission file number 333-148005

XODTEC GROUP USA, INC.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒             No ☐

The numbers of shares outstanding of each of the issuer's classes of common equity, as of October 20, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00 par value	21,230,004

XODTEC GROUP USA, INC.
FOR THE QUARTER ENDED AUGUST 31, 2009

XODTEC GROUP USA, INC.
(A Development Stage Enterprise)
Consolidated BALANCE SHEETS
(Unaudited)

	AUGUST 31, 2009	February 28, 2009

ASSETS

CURRENT ASSETS
Cash and Cash equivalents	$119,996	$107,340
Notes receivable, net	0	1,014
Accounts receivable, net	1,774,541	510,702
Other receivables	29,958	0
Other receivables-related parties, net	1,151,276	1,084,717
Inventories	124,209	245,734
Prepayments	34,804	145,705
Other current assets	179,288	45,670
Total current assets	3,414,072	2,140,882
FIXED ASSETS
Cost	151,864	143,414
Less : accumulated depreciation	(90,323)	(73,440)
Total fixed assets	61,541	69,974
OTHER ASSETS
Refundable deposits	64,326	60,608
Deferred Charge	45,160	27,282
Total other assets	109,486	87,890

Total assets	$3,585,099	$2,298,746

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Short-term debt	$61,930	$23,029
Notes payable	135,508	239,870
Other notes payable	143,744	0
Accounts payable	148,941	144,580
Accrued liabilities	413,620	100,880
Income tax payable	329,524	174,509
Due to related party	17,633	655,586
Other current liabilities	6,798	11,013
Total current liabilities	1,257,698	1,349,467

STOCKHOLDERS’ EQUITY
Capital stock
Authorized common stock (225,000,000 authorized shares; 18,050,000 outstanding shares)	2,318,364	2,318,364
Retained earnings (Deficit accumulated)	375,729	(939,351)
Cumulative translation adjustments	(366,692)	(429,734)
Total stockholders’ equity	2,327,401	949,279

Total liabilities and stockholders’ equity	$3,585,099	$2,298,746

The accompanying notes are an integral part of these financial statements

XODTEC GROUP USA, INC.
(A Development Stage Enterprise)
Consolidated STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended August 31,
	2009	2008

REVENUES	$3,006,055	$587,172

COST OF GOODS SOLD	(1,757,528)	(233,603)

GROSS PROFIT	1,248,527	353,569

OPERATING EXPENSES	(490,106)	(194,403)
RESEARCH AND DEVELOPMENT EXPENSES	0	(638)

OPERATING INCOME	758,421	158,528

NON-OPRATING INCOME AND GAINS	74	63

NON-OPRATING EXPENSES AND LOSSES	(1,330)	(1,572)

INCOME BEFORE TAX	757,165	157,019
INCOME TAX	0	0

NET INCOME FOR THE PERIOD	$757,165	$157,019

BASIC LOSS PER COMMON SHARE	$0.05	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,715,760	9,422,440

The accompanying notes are an integral part of these financial statements

XODTEC GROUP USA, INC.
(A Development Stage Enterprise)
Consolidated STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended August 31,
	2009	2008

REVENUES	$4,174,586	$767,504

COST OF GOODS SOLD	(1,938,367)	(374,665)

GROSS PROFIT	2,236,219	392,839

OPERATING EXPENSES	(766,663)	(384,142)
RESEARCH AND DEVELOPMENT EXPENSES	(194)	(642)

OPERATING INCOME	1,469,362	8,055

NON-OPRATING INCOME AND GAINS	98	1,686

NON-OPRATING EXPENSES AND LOSSES	(10,228)	(3,572)

INCOME BEFORT TAX	1,459,232	6,169
INCOME TAX	(144,152)	0

NET INCOME FOR THE PERIOD	$1,315,080	$6,169

BASIC LOSS PER COMMON SHARE	$0.07	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	18,050,000	9,422,440

The accompanying notes are an integral part of these financial statements

XODTEC GROUP USA, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED AUGUST 31, 2009
(Unaudited)

	Common Stock		Additional Paid in Capital	Deficit Accumulated		Cumulative Translation Adjustments	Total
	Number of shares	Amount

Balance, March 1, 2009	9,460,000	$2,318,364	-	$	(939,351)	$(429,734)	$949,279

Change in translation adjustments		-	-		-	63,042	63,042

Net income , August 31, 2009		-	-		1, 315,080	-	1,315,080

Balance August 31, 2009	9,460,000	$2,318,364	$-		$375,729	$(366,692)	$2,327,401

The accompanying notes are an integral part of these financial statements

XODTEC GROUP USA, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended August 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,315,080	$6,169
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	12,331	11,465
Various amortization	8,670	3,038
Decrease (increase) in notes receivable	1,014	(106)
Increase in accounts receivable	(1,263,839)	(206,984)
Decrease (increase) in inventories	121,525	(8,969)
Decrease in prepayments	110,901	30,276
Increase in other current assets	(133,618)	(3,274)
Decrease in other assets	0	3,856
Decrease in notes payable	(104,362)	(9,860)
Increase in accounts payable	4,361	20,079
Increase in accrued liability	312,740	27,198
(Decrease) increase in other current liabilities	(4,215)	245,476
Increase (decrease) in income tax payable	155,015	(225)

NET CASH PROVIDED BY OPERATING ACTIVITIES	535,603	118,139

CASH FLOWS FROM INVESTING ACTIVITIES		-
Acquisition of fixed assets	(890)	(391)
Disposal of fixed assets	1,239	0
Increase in deferred charges	(24,905)	(10,171)
(Increase) decrease in refundable deposit	(3,718)	1,655
(Increase) decrease in other receivable	(96,517)	30,334
Increase in other notes payable	143,744	0

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,953	21,427

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (repayment ) in short-term debt	38,901	(51,876)
Repayment of shareholder loan	(637,953)	(63,973)

NET CASH USED IN FINANCING ACTIVITIES	(599,052)	(115,849)
EFFECT OF EXCHANGE RATE CHANGES	57,152	1,639

NET INCREASE IN CASH	12,656	25,356

CASH, BEGINNING OF PERIOD	107,340	22,412

CASH, END OF PERIOD	$119,996	$47,768

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$1,085	$3,555

The accompanying notes are an integral part of these financial statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Xodtec Group USA, Inc.  (“Company”) is in the initial development stage and has incurred losses since inception totaling $13,198.  The Company was incorporated on November 29, 2006 in the State of Nevada and established a fiscal year end of February.  The Company is a development stage enterprise organized to enter into the special event and concert production industry.

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

SFAS No. 163
In March 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

During March, April and August 2008 the Company sold 460,000 shares of the common stock to investors at a price of $0.02 per share in a private placement, for a total of $9,200.

As of April 20, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

As described in Note 9 to the financial statements, the Company had share exchange transaction with Aplus International, Ltd. and as the result of such shares exchange, outstanding amount to 18,050,000 shares as August 31, 2009.

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

As of August 31, 2009 and February 29, 2008, the Company received advances from a Director in the amount of $17,633 and $655,586, respectively. Also, as of August 31, 2009 and February 29, 2008, the Company loan to the shareholders amounted to $1,151,276 and 1,084,717, respectively. The amounts due to and due from the related party are unsecured and non-interest bearing with no set terms of repayment.

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

The components of the Company’s deferred tax asset as of August 31, 2009 and February 29, 2008 are as follows:

	Aug. 31, 2009	Feb. 29, 2008
Allowance for loss on inventory	$1,474	$1,737
Valuation allowance	0	0
Net deferred tax asset	$1,474	$1,737

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Aug. 31, 2009	Feb. 29, 2008	Since Inception
Tax at statutory rate (25%)	$1,474	$1,737	$1,474
Increase in valuation allowance	0	0	0
Net deferred tax asset	$1,474	$1,737	$1,474

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

Pursuant to the terms of the Exchange, the Company acquired APlus in exchange for an aggregate of 5,333,334 newly issued shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). As a result of the Exchange, APlus International, Ltd. became a wholly-owned subsidiary of Xodtec Group USA, Inc.  Xodtec Group USA, Inc. shares were issued to the APlus International, Ltd.  In addition, the Company’s principal stockholder, Adam Borges Dos Santos agreed to retire his 9,000,000 shares of Common Stock.  Following the issuance of the Exchange Shares and the retirement of Mr. Dos Santos’ shares, the former members of APlus now beneficially own approximately 92% of the outstanding shares of our Common Stock. Accordingly, the Exchange represented a change in control.

The Company also issued 116,667 shares of Common Stock and warrants to purchase additional 83,334 shares of common stock at an exercise price of $1.00 per share and expiring in 2 years, for services rendered by Dragonfly Capital Partners, LLC (“Dragonfly”) in connection with the Exchange.

Also on April 20, 2009, following the Exchange, the Board of Directors of the Company approved an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock from 75,000,000 to 225,000,000 and concurrently effectuating a three for one (3:1) forward-split of the Company’s issued and outstanding shares of Common Stock.  Further, on April 22, 2009 a majority of shareholders of Xodtec Group USA, Inc. approved an amendment to the Company’s articles of incorporation to change the name of the Company to Xodtec Group USA, Inc. and the creation of 10,000,000 shares of blank check preferred stock.

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

NOTE 10. –SHOR-TERM DEBTS

Short-term debts were loans from banks both with 5% to 6% and 6.19% interest in Aug. 31, 2009 and Feb. 29, 2008, respectively.

NOTE 11. –SIGNIFIVANT COMMITIMENTS AND CONTINGENCIES

The company’s offices and transportation equipments are under operating lease, and leasing period is from Dec. 31, 2009 to Aug. 31, 2012. The company minimum rent for the future is as follows:

Period of payment	Amounts
Sep. 1, 2009 to Aug. 31, 2010	184,295
Sep. 1, 2010 to Aug. 31, 2011	134,142
Sep. 1, 2011 to Aug. 31, 2012	60,330

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

Difference in non-operating expense and loss was because the Company paid off the entire bank loan and resulted in the decrease of USD $1,560 interest expense

ITEM 3 –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Because of its inherent limitations, internal control over financial reporting AUGUST not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

There was no change in our internal controls over financial reporting that occurred during the quarter ended August 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended AUGUST 31, 2009, the Company issued the following securities:

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

XODTEC GROUP USA, INC.

Date: October 20, 2009	/s/ Yao-Ting Su
Yao-Ting Su
President, Chairman of the Board
(principal executive officer)

Date: October 20, 2009	/s/ Hui-Yu Che
Hui-Yu Che
Chief Financial Officer
(principal accounting officer)