Form 10-Q
period 2009-11-30
Xodtec Group USA, Inc.
filed 2010-02-12
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 333-148005

XODTEC GROUP USA, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2F., No.139, Jian 1st Rd., Jhonghe City,
Taipei County 235, Taiwan (R.O.C.)
(Address of principal executive offices, Zip Code)

011-886-2-2228-6276
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Copies to:
Asher S. Levitsky P.C.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 981-6767
Fax: (212) 930-9725

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒    No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐   No     ☒

The number of shares of registrant’s common stock outstanding, as of January 15, 2010 was 21,830,004.

XODTEC GROUP USA, INC.
For the Quarter Ended November 30, 2009

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K as filed on April 24, 2009 and as amended by a current report on Form 8-K/A which was filed on May 11, 2009, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

XODTEC GROUP USA, INC.
Condensed Consolidated BALANCE SHEETS

	November 30,	February 28,
	2009	2009
	(Unaudited)	(Pro forma)
ASSETS
Current assets
Cash and cash equivalents	$127,103	$107,340
Notes receivable, net	-	1,014
Accounts receivable, net	3,104,671	510,702
Other receivables	110,044	-
Inventories	293,757	245,734
Prepayments	653,437	145,705
Other current assets	-	45,670
Total current assets	4,289,012	1,056,165

Property and equipment, net	58,425	69,974
		-
Other Assets
Deposits	65,826	60,608
Prepaid expense	419,126	27,282
Deferred tax assets	1,886
Total assets	$4,834,275	$1,214,029

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt	$55,702	$23,029
Accounts payable	1,090,101	384,450
Other payable	7,965	11,013
Accrued liabilities	386,432	100,880
Tax payable	-	174,509
Due to related party	86,056	655,586
Total current liabilities	1,626,256	1,349,467

Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares; 21,830,004 outstanding shares, at par value 0.001)	21,830	17,380
Additional paid in capital	3,712,212	1,145,497
Subscription receivable	(360,750)	-
Retained earnings (deficit)	(186,836)	(939,351)
Accumulated other comprehensive gain - translation adjustments	21,563	(358,964)

Total stockholders' equity	3,208,019	(135,438)
Total liabilities and stockholders' equity	$4,834,275	$1,214,029

See accompanying notes to condensed consolidated financial statements

XODTEC GROUP USA, INC.
Condensed Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	November 30,
	2009	2008
	(Unaudited)	(Pro forma)

Revenues	$7,370,924	$1,543,988

Cost of goods sold	6,449,619	746,798

Gross profit	921,305	797,190
Operating expenses:
General and administrative expenses	719,251	183,348
Issuance of equity for services	469,000	-
Total operating expenses	1,188,251	183,348
Net operating income (loss)	(266,946)	613,842

Other income (expense)
Interest income	65	3,056
Interest expense	(744)	(1,060)
Gain on exchange	10,972	-
Other income (expense)	2,831	(1,559)
Total other income	13,124	437

Net income (loss) before income taxes	(253,822)	614,279

Income taxes benefit	(330,124)	-

Net income	$76,302	$614,279

Translation adjustments	442,180	27

Comprehensive income	$518,482	$614,306

Net income per common share
- Basic	$0.00	$0.04
- diluted	$0.00	$0.04

Weighted average common shares outstanding
- Basic and	20,903,081	13,880,002
- diluted	21,101,055	13,880,002

See accompanying notes to condensed consolidated financial statements

XODTEC GROUP USA, INC.
Condensed Consolidated STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Nine Months Ended
	November 30,
	2009	2008
	(Unaudited)	(Pro forma)

Revenues	$11,545,510	$2,311,492

Cost of goods sold	8,387,986	1,121,463

Gross profit	3,157,524	1,190,029
Operating expenses:
General and administrative expenses	1,486,108	568,132
Issuance of equity for services	1,107,867	-
Total operating expenses	2,593,975	568,132
Net operating income	563,549	621,897

Other income (expense)
Interest income	137	3,166
Interest expense	(1,829)	(4,615)
Gain on exchange	1,855	-
Other income	2,831	-
Total other income (expense)	2,994	(1,449)

Net income before income taxes	566,543	620,448

Income taxes benefit	(185,972)	-

Net income	$752,515	$620,448

Translation adjustments	451,297	27

Comprehensive income	$1,203,812	$620,475

Net income per common share
- Basic	$0.04	$0.04
- diluted	$0.04	$0.04

Weighted average common shares outstanding
- Basic and	18,609,458	13,880,002
- diluted	18,763,438	13,880,002

See accompanying notes to condensed consolidated financial statements

XODTEC GROUP USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended November 30,
	2009	2008
	(Unaudited)	(Pro forma)
Cash Flows from operating activities:
Net income	$752,515	$620,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,703	21,287
Issuance of equity for services	1,107,867	-
Changes in assets and liabilities:
Accounts receivable	(2,500,950)	(733,407)
Accounts payable	730,994	650,929
Inventories	(26,359)	(11,585)
Prepayments	(365,744)	(68,957)
Tax payable	(185,969)	-
Deferred income tax assets	-	4,194
Accrued expense	274,021	41,083
Other receivable	(62,775)	(15,286)
Deferred charge	(21,127)	20,953
Other payable	1,243	(83,928)
Other current liabilities	(10,705)	(35,854)
Total Adjustment	(1,030,801)	(210,571)
Net cash provided by (used in) operating activities	(278,286)	409,877

Cash Flows from Investing activities:
Purchase of property & equipment	-	(37,815)
Proceeds from sale of assets	351	-
Net cash provided by (used in) investing activities	351	(37,815)

Cash flows from financing activities:
Increase (decrease) in short-term loan	30,112	(78,432)
Payment of shareholder loans	(614,205)	(177,783)
Proceeds from issuance of stock	884,110	-

Net cash provided by (used in) financing activities	300,017	(256,215)

Effect of exchange rate changes on cash and cash equivalents	(2,319)	(9,858)

Net increase in cash	22,082	115,847
Cash, beginning of period	107,340	68,582
Cash, end of period	$127,103	$184,429

Non cash activities:
Issuance of equity as prepayment of professional fees	$570,000	$-

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,829	$1,051
Income taxes paid in cash	$-	$-

See accompanying notes to condensed consolidated financial statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Xodtec Group USA, Inc.  (“Company”) is a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  On June 28, 2009, the Company’s corporate name was changed to “Xodtec Group USA, Inc.”

The Company, through its subsidiaries, is engaged in the design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.  The Company’s wholly-owned subsidiaries, Xodtec Technology Co., Ltd. (“Xodtec”); Targetek Technology Co., Ltd. (“Targetek”); UP Technology Co., Ltd. (“UP”), are organized under the laws of the Republic of China (Taiwan).  The Company also owns a 35% interest in Radiant Sun Development S.A., a company organized under the laws of the Independent State of Samoa (“Radiant Sun”).

On April 1, 2009, in anticipation of the exchange agreement described in the following paragraph, APlus International, Ltd., a Nevada limited liability company (“APlus”), acquired all of the capital stock of Xodtec, Targetek and UP, pursuant to agreements with the shareholders of each of these companies and acquired a 35% interest in Radiant Sun pursuant to an agreement with the holders of 35% of the capital stock of Radiant Sun.  As a result of these agreements, the former shareholders of Xodtec, Targetek and UP and the former holders of 35% of the stock of Radiant Sun were the sole members of APlus.

On April 20, 2009, the Company entered into an exchange agreement with APlus and its members pursuant to which the Company, then known as Sparking Events, Inc. acquired all of the stock of Xodtec, Targetek and UP and APlus’ 35% interest in Radiant Sun in exchange for 16,000,002 shares of common stock.  The transaction pursuant to which the Company issued 16,000,002 shares of common stock to the former members of APlus in exchange for all of the stock of Xodtec, Targetek and UP and APlus’ 35% interest in Radiant Sun is referred to as the reverse acquisition. The exchange agreement and other issuances of securities in connection with the reverse acquisition are described in Note 9.

Simultaneously with the reverse acquisition, the Company’s then principal stockholder transferred to the Company for cancellation, for no consideration, 27,000,000 shares of common stock owned by him.

At the time of the reverse acquisition, the Company was a blank check shell company and was not engaged in any business.  Upon completion of the reverse acquisition, the Company’s business became the business of Xodtec, Targetek and UP.  Radiant Sun did not have any significant operations prior to the reverse acquisition.

Under generally accepted accounting principles, the acquisition by the Company of Xodtec, Targetek and UP is equivalent to the acquisition by APlus of the Company, then known as Sparking Events, Inc., with the issuance of stock by APlus for the net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, APlus.   Since APlus was organized to acquire Xodtek, Targetek and UP on April 1, 2009, and had no operations, the Company’s historical financial statements reflect the operations of Xodtek, Targetek and UP prior to April 1, 2009, the combined operations of APlus, Xodtek, Targetek and UP from April 1, 2009 to April 20, 2009, and the combined operations of these companies and the Company from April 20, 2009.  The accompanying financial statements reflect the recapitalization of the shareholders’ equity as if the transactions occurred as of the beginning of the first period presented.  Thus, only the 16,000,002 shares of common stock issued to the former APlus members are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.   The 1,380,000 shares of common stock that were outstanding on April 20, 2009, after giving effect to the cancellation of the 27,000,000 shares that were acquired by the Company and cancelled, are treated as if they were issued on April 20, 2009, as part of a recapitalization.

Stock Distribution

On April 30, 2009, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 75,000,000 to 225,000,000 and to effect a 3-for-1 stock split.  The par value of $0.001 per share was not changed as a result of the stock split.  All share and per share references in these financial statements retroactively reflect this stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the audited financial statements and notes thereto of Xodtec, Targetek and UP for the year ended December 31,2008 and the unaudited proforma condensed combined statements for the year ended February 28, 2009 which are filed as exhibits to the Company report on Form 8-K/A which was filed with the Securities and Exchange Commission on May 11, 2009. Certain reclassifications have been made to the November 30, 2008 financial statements to conform to the November 30, 2009 presentation.  Such reclassifications are not material. The results of the nine month period ended November 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2010.

The balance sheet at February 28, 2009, reflects the combined balance sheet of Xodtec, Targetek and UP at such date, with shareholders’ equity reflecting the reverse acquisition as described in Note 1.  Radiant Sun has no significant assets at February 28, 2009.

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASC 605 (Originally issued as Staff Accounting Bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.   Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Sales taxes are not recorded as a component of sales.

Cost of Sales

The cost of sales represents, primarily, the cost of manufacturing by third party manufacturers based on a contract price. , as well as warehousing costs, transportation costs and salaries.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts and customer creditworthiness as well as changes in customer payment practices and the economic environment.

Inventories

Inventories are stated at the lower of monthly-weighted-average cost or market value (net realizable value).  Inventories are recorded at standard cost and adjusted to approximate weighted-average cost on the balance sheet date.

Fixed assets

Fixed assets are stated at cost. Major improvements and addition which can prolong the service life of fixed assets are counted as capital expenditures and recorded as fixed assets. Expenditures on regular repairs and maintenance are recorded as expenses.

Fixed assets are depreciated according to the service life and using the average method, with one-year residual value. Additions are depreciated according to the fixed assets’ service life. Major improvements are depreciated based on the remaining service lives of fixed assets. While assets are continually in use after the expiration of its service life, the residual values and service lives are estimated and depreciated accordingly and continually. The gain (loss) on disposal of assets is recognized as non-operating revenue (expenditure) in the period of sale or disposal.

Subscription Receivable

The subscription receivable reflects the money due for shares of common stock sold in July 2009 for which the Company had not received payment as of November 30, 2009.

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Income per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the three and nine months ended November 30, 2009.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested stock options are assumed to have been delivered on the grant date.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Net income	$76,302	$614,279	$752,515	$620,448
Basic earnings per share:
Basic weighted average share outstanding	20,903,081	13,880,002	18,609,458	13,880,002

Basic earnings per common share	$0.00	$0.04	$0.04	$0.04
Diluted earnings per share:
Basic weighted average share outstanding	20,903,081	13,880,002	18,609,458	13,880,002

Effect of dilutive warrants	197,974	-	153,980	-
Diluted weighted average shares outstanding	21,101,055	13,880,002	18,763,438	13,880,002

Diluted earnings per common share	$0.00	$0.04	$0.04	$0.04

Gain on Exchange

Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into NTD, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income.

Foreign Currency Translation

The financial statements are presented in United States dollars. The Company’s subsidiaries maintain their books and records in NTD, which is the Company’s functional currency.  In accordance with ASC 830, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations. As of November 30, 2009 and 2008 the translation gain was $451,297 and $27.

Share Based Expenses

ASC 718 requires a public entity to expense the cost of employee and non-employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company expenses share-based costs in the period incurred.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending November 30, 2009, subsequent events were evaluated by the Company as of February 12, 2010, the date on which the unaudited consolidated financial statements at and for the quarter ended November 30, 2009, were issued.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the FASB ASC became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

In June 2008, the FASB amended FASB Topic ASC 815, Sub-Topic 40, "Contracts in Entity’s Own Equity” to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under ASC Topic 815. The amendment applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative, for purposes of determining whether that instrument (or embedded feature) qualifies for the scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative, for purposes of determining whether to apply ASC 815.  The Company was required to adopt this pronouncement on March 1, 2009. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 805, Business Combinations. This pronouncement provides new guidance that changes the accounting treatment of contingent assets and liabilities in business combinations under previous topic guidance.

In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 825, Financial Instruments. This pronouncement amends previous topic guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. The pronouncement was effective for interim reporting periods ending after June 15, 2009 and its adoption did not have any significant effect on the consolidated financial statements.

In December 2007, the FASB issued ASC 805 “Business Combinations” and 810 “Consolidation” (“ASC 810”), which require that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.   ASC 805 and ASC 810 also require that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  ASC 805 and ASC 810 amend ASC 260 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. ASC 805 and ASC 810 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and require retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  The Company adopted ASC 805 and ASC 810 on March 1, 2009.

In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the Company during the annual period ended February 28, 2010.

In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)" (“ASC 810-10”).  ASC 810-10 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-20, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity.  This statement will be effective for the Company on March 1, 2010.  The Company does not expect the adoption of 810-10 to have a material impact on its results of operations, financial condition or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – CAPITAL STOCK

The Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 225,000,000 shares of common stock, par value $0.001 per share.  The board of directors has broad discretion in determining the rights, preferences and privileges of the holders of one or more series of preferred stock.

The issuance of stock in connection with the reverse acquisition and other stock issuances which were concurrent with the reverse acquisition are described in Note 8.

Subsequent to April 20, 2009, the Company issued the following:

On July 8, 2009, the Company sold a total of 1,000,000 shares of common stock to a group of investors for $0.65 per share.  The total gross proceeds to the Company is $650,000.  At November 30, 2009, the Company had received $289,250, and the balance of $360,750 had not been paid and is treated as a subscription receivable.

During September, 2009, the Company issued 350,000 shares of its common stock, valued at $469,000, to Emerging Equity Advisors for their professional services.

On October 5, 2009, the Company sold to one investor, for $700,000, 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share.  Pursuant to the subscription agreement, the Company agreed that, for 18 months thereafter, it would not issue any class or debt or equity which is convertible into common stock.  If the Company issues common stock to any investor at a price of less the $0.70 per share, then the Company is to issue to the investor such number of additional shares as is equal to the amount of the investor’s purchase ($700,000) by the difference between $0.70 and the purchase price paid in the subsequent offering. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 1.24%; dividend yield – 0%; expected volatility – 72% and term of 2.5 years.  The value of the Warrants was $435,493.

The warrants are exercisable until September 25, 2012.  The holder of the warrants has cashless exercise rights, commencing September 29, 2010, except that the warrant may not be exercised on a cashless basis if the underlying shares of common stock are subject to a current and effective registration statement. The Company has the right to require the holder to exercise the warrant on 35 trading days’ notice if the volume weighted average price of one share of common stock is at least $2.50 and the trading volume is at least 50,000 shares, in each case for 25 consecutive trading days ending before the Company gives notice of its demand that the warrant be exercised. The warrant also prohibits exercise to the extent that such exercise would result in the holder and the affiliates of the holder beneficially owning more than 4.9% of the Company’s common stock, with beneficial ownership being determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.  The Company has not treated the warrants as derivatives under ASC Topic 815, Subtopic 40 since there is no monetary equivalence to the holder.

On November 19, 2009, the Company entered into a contract with a consultant pursuant to which the consultant is to provide management and business assistance to us for a three-year period.  Pursuant to the agreement, the Company issued 600,000 shares of common stock.  The value of the shares, $570,000, based on the closing price of the common stock of $0.95 on November 19, 2009, is being amortized over the three-year term of the contract, commencing December 1, 2009.

Warrant activity for the nine months ended November 30, 2009, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2009
Granted	2,750,000	$1.30
Exercised	-
Cancelled	-
Forfeited or expired	(200,000)	$0.65
Balance at November 30, 2009	2,550,000	$1.35

The following table summarizes the shares of common stock issuable upon exercise of warrants outstanding at November 30, 2009:

Exercise Price	Outstanding at November 30, 2009	Weighted Average Remaining Contractual Live (Years)	Number Exercisable at November 30, 2009
$1.00	750,000	1.40	750,000
$1.50	1,800,000	2.19	1,800,000

NOTE 5 – PREPAYMENT

This account of prepayment represents can breakdown to the following category:

Prepayments

Prepaid operating expense	226,294
Advance to vendor	427,143

Total	653,437

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has received advances from its chairman. The outstanding balance due on these advances was $26,077 on November 30, 2009, and $655,586 at February 28, 2009.  These advances were provided to the subsidiaries of the Company prior to the reverse acquisition in April 2009.  During the nine months ended November 30, 2009 and 2008, the Company repaid $629,509 and $177,783, respectively. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

See Note 8 for in connection with the reverse acquisition and other stock issuances and a stock purchase from the Company’s former principal shareholder and director.

NOTE 7 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company pays income taxes under the laws of the Republic of China (Taiwan).  For the nine months ended November 30, 2009, income tax expenses were as follows:

Nine Months Ended September 30,
2009
	Domestic		Foreign
	Federal	State	Taiwan
Current			-
Deferred			$185,972
$185,972

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at November 30, 2009 was as follows:

	Deferred Tax Assets
	Net operating loss carryforwards	Valuation allowance	Net deferred tax assets
November 30, 2009:
Foreign:
	$1,886	-	$1,886

The Company has a benefit from income taxes  as a result of an overestimate of income tax expense for the year ended February 28, 2008.

NOTE 8. – REVERSE ACQUISITION.

On April 20, 2009, the Company acquired APlus pursuant to the reverse acquisition.  Pursuant to the exchange agreement between the Company, APlus and the members of APlus, the Company issued 16,000,002 shares of common stock in exchange for all of the stock of Xodtec, Targetek and UP and APlus’ 35% interest in Radiant Sun.

Simultaneously with the reverse acquisition, the Company’s then principal stockholder transferred to the Company 27,000,000 shares of common stock for no consideration.  These shares were cancelled.  As a result of the reverse acquisition and the cancellation of the 27,000,000 shares from the then principal shareholder, the former members of APlus beneficially owned approximately 92% of the outstanding shares of our common stock upon completion of the reverse acquisition.

In connection with the reverse acquisition, the Company entered into the following agreements.

On April 20, 2009, the Company issued 350,001 shares of common stock and two-year warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share, for services rendered by Dragonfly Capital Partners, LLC (“Dragonfly”) in connection with the Exchange.  The Company has agreed to register the common stock issued to Dragonfly and the shares of common stock issuable upon exercise of Dragonfly’s warrants. Using the Black-Scholes valuation model, the value of these warrants is $34,191. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.735%; dividend yield – 0%; expected volatility – 72% and term of 1.5 years.

On April 22, 2009 the Company entered into a financial advisory agreement with Unise Investment Corp. (“Unise”) to provide financial consulting services in consideration for 350,001 shares of common stock.

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise Investment Corp. These warrants consist of six month warrants to purchase 200,000 shares of common stock at an exercise price of $0.65 per share, which expired unexercised on October 23, 2009, two-year warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share and two-year warrants to purchase 800,000 shares of common stock at an exercise price of $1.50 per share.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% ~0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 1.5 years and 1.5 years.

Dragonfly and Unise both provided consulting service. The warrants issued were related an operating expense to be included in general and administrative expenses in the nine months ended November 30, 2009.

NOTE 9 SHORT-TERM DEBT

Short-term debt consisted of the following at November 30, 2009 and February 28, 2009.

	November 30, 2009	February 28, 2009

First Bank, interest at 4.94%, maturity date 7/1/2012	$55,702	$23,029

NOTE 10.  COMMITIMENTS AND CONTINGENCIES

The Company rent offices under several operating leases. The Company minimum rent for the future is following as :

Twelve months ending	Amounts
November 30, 2010	$146,304
November 30, 2011	$119,260
November 30, 2012	$28,494

NOTE 11.  SUBSEQUENT EVENTS

On December 14, 2009, the Company filed a certificate of designation with respect to a series of preferred stock, designated as the series A convertible preferred stock, which consists of 8,000,000 shares.  The holders of the series A preferred stock have no voting rights, except as required by law, except that the vote of the holders of a majority of the outstanding shares of series A preferred stock is required for an amendment to the certificate of designation relating to the series A preferred stock.

Each share of series A preferred stock is convertible into one share of common stock.  The conversion rate is subject to adjustment in the event of a stock dividend, split, distribution, reverse split, combination of shares or other reclassification of shares.  The certificate of designation also prohibits conversion to the extent that such conversion would result in the holder and the affiliates of the holder beneficially owning more than 4.9% of the Company’s common stock, with beneficial ownership being determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.  In the event of liquidation, dissolution or winding up, the holder of the series A preferred stock receive an initial payment of $0.01 per shares, after which the holders of the common stock receive $0.01 per share.  After the payment to the holders of the common stock, the holders of the series A preferred stock shall participate with the holders of the common stock and any other classes or series of capital stock that have similar participation rights, as if the series A preferred stock, such other classes or series of capital stock and the common stock were a single class of capital stock with each share of series A preferred stock being deemed to be the number of shares of common stock issuable upon conversion of the series A preferred stock on the date of the liquidation and each share of each of such other classes or series of capital stock being deemed to be the number of shares of common stock issuable upon conversion of such class or series on the date of liquidation.

As of February 12, 2010, no shares of series A preferred stock were issued or authorized for issuance.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We design, market and sell advanced LED lighting products and solutions. Our products cover a broad range of technically innovative outdoor lighting, indoor general and accent lighting, and color-changing lighting lamps and fixtures that are used for applications in commercial, architectural, residential, hospitality, entertainment and consumer markets. We generate revenue from selling our lighting products and solutions into commercial, architectural, residential and other markets. Commercial sales include the lighting solution design and applications of advanced LED lamps, fixtures, and associated control systems. Architectural sales mainly focus on the installation of wall wash lighting, light strips and display panels. Residential sales are addressed to the replacement market for traditional energy-consuming lighting products such as incandescent lamps, compact fluorescent lamps, and fluorescent tubes.

Revenue is derived from sales of our advanced lighting products and systems.   In marketing our products, we sell LED products as stand-alone items to customers who want to purchase the LED products without any related services, and we provide project services, which include the design, implementation and related consulting services as well as the LED products.  We have recently commenced marketing our LED systems to major potential customers under a program in which our revenue is based on the savings the customer realizes from using our system rather than the customer’s existing system.  Through November 30, 2009, we have not generated any revenue from this type of sale.

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products become commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions of which the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  During the quarter ended November 30, 2009, our gross margin was 12.3%, as compared with 27.3% for the nine months ended November 30, 2009, primarily because most of the revenue for the November 2009 quarter resulted from the sale of LED products.  In addition, we are offering low prices in an attempt to increase our market share.  However, to the extent that we offer low prices for the LED products and are not able to combine the low prices for the LED prices with a project which also requires our services, our ability to operate profitably will be impaired, especially to the extent that LED users do not seek services as part of a project.  We cannot assure you that we will be successful in marketing projects which require our know-how in the design of a lighting solution.

We require significant cash for the development of our business.  In offering project-based solutions and in offering lighting solutions where our revenue is dependent on the customers’ cost savings is very capital intensive, since we will have to finance both the LED products and the design and other services significantly in advance of receipt of payment.  Our failure to obtain the necessary funding will impair our ability to generate revenue from this type of sale.  To the extent that we have to rely on the sale of LED products, our margins, as well as our ability to operate profitably, will be impaired.

Our accounts receivable increased from $511,000 at February 28, 1009 to $3.1million at November 30, 2009, reflecting our sales of $7.4 million for the three months ended November 30, 2009.  At November 30, 2009, our accounts receivables were outstanding for an average of 60 days.

We believe that we are not dependent upon any customer or group of customers. During the three and nine months ended November 30, 2009 and 2008, no customer accounted for 10% or more of our revenues.

Our gross profit is also affected by foreign currency exchange rates.  Our products are presently manufactured in the People’s Republic of China and our services are rendered in the Republic of China (Taiwan).  To the extent that our sales are made to customers outside of China, our revenue will be affected by changes in the exchange rates between the customer’s currency and the Taiwan dollar.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition

Our revenue recognition policies are in compliance with ASC 605 (Originally issued as Staff Accounting Bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations, and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Discounts provided to customers by us at the time of sale are recognized as a reduction in sales as the products are sold. Sales taxes are not recorded as a component of sales.

Cost of Sales

The cost of sales represents, primarily, the cost of manufacturing by third party manufacturers based on a contract price, as well as we provide some parts to our manufacturer.

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts and customer creditworthiness as well as changes in customer payment practices and the economic environment.

Inventories

Inventories are stated at the lower of monthly-weighted-average cost or market value (net realizable value).  Inventories are recorded at standard cost and adjusted to approximate weighted-average cost on the balance sheet date.

Fixed assets

Fixed assets are stated at cost. Major improvements and addition which can prolong the service life of fixed assets are counted as capital expenditures and recorded as fixed assets. Expenditures on regular repairs and maintenance are recorded as expenses.  Fixed assets are depreciated according to the service life and using the average method, with one-year residual value. Additions are depreciated according to the fixed assets’ service life. Major improvements are depreciated based on the remaining service lives of fixed assets. While assets are continually in use after the expiration of its service life, the residual values and service lives are estimated and depreciated accordingly and continually. The gain (loss) on disposal of assets is recognized as non-operating revenue (expenditure) in the period of sale or disposal.

Income Taxes

We follow the liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of November 30, 2009, our deferred tax assets were offset by our income tax expense; therefore there is no income tax expense.

Gain on Exchange

Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into NTD, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income.

Foreign Currency Translation

The financial statements are presented in United States dollars. Our subsidiaries maintain their books and records in NTD, which is our functional currency.  In accordance with ASC 830, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Share Based Expenses

ASC 718 requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  We expenses share-based costs in the period incurred.

Results of Operations

The following table sets forth the results of our operations for the periods indicated in dollars and as a percentage of revenues (dollars in thousands):

	Three Months Ended November 30,				Nine Months Ended November 30,
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenues	7,371	100.0%	1,544	100.0%	11,545	100.0%	2,311	100.0%
Cost of goods sold	6,450	87.5%	747	48.4%	8,388	72.7%	1,121	48.5%
Gross profit	921	12.5%	797	51.6%	3,158	27.4%	1,190	51.5%
Selling, general and administrative expenses	719	9.7%	183	11.9%	1,486	12.9%	568	24.6%
Issuance of equity for services	469	6.4%	0	0.0%	1,108	9.6%	0	0.0%
Operating income (loss)	(267)	(3.6)%	614	39.8%	564	4.9%	622	26.9%
Interest expense, net	(1)	(0.0)%	2	0.1%	(2)	(0.0)%	(5)	(0.2)%
Gain on currency exchange	11	0.1%	0	0.0%	2	0.0%	0	0.0%
Other income (expense), net	3	0.0%	(2)	(0.0)%	3	0.0%	0	0.0%
Income tax benefit	330	0.4%	0	0.0%	186	0.2%	0	0.0%
Net income	76	1.0%	614	39.8%	752	6.5%	620	26.8%

Revenues.  Revenues for the three months ended November 30, 2009 were $7,371,000, an increase of $5,827,000 or almost 377.4% from revenues of $1,544,000 for the three months ended November 30, 2008.  For the nine months ended November 30, 2009 revenues were $11,545,000, an increase of $9,234,000, or approximately 400% from revenues of $2,311,000 for the nine months ended November 30, 2008.  The increase in revenue for the nine months ended November 30, 2009 compared with 2008 reflect the fact that we were in our early stage and had just implemented our marketing plan, as well as market acceptance of our LED products, resulting, in part, from our pricing policy in which we sought to increase our market share through lower prices than our competition.  Almost all our sales in the three months ended November 30, 2009 were sales of LED products on a stand-alone basis. During the nine months ended November 30, 2009, approximately 21.8% of our sales related to projects and approximately 78.2% of our sales were sales of LED products on a stand-along basis.

Gross Profit/ Gross Margin.  Our gross margin declined significantly in both nine months ended November 30, 2009 and three months ended November 30, 2009.  For the nine months ended November 30, 2009 our gross margin declined from 51.5% to 27.4%.  For the three months ended November 30, 2009 our gross margins declined from 51.6% to 12.5%. Our gross profit for the three months ended November 30, 2009, was $921,000, compared with $797,000 for three months ended November 30, 2008.  For the nine months ended November 30, 2009, our gross profit was $3,158,000, as compared with $1,190,000 for the nine months ended November 30, 2008.  The decrease in gross margin reflected the effects of our sales of LED products on a stand-alone basis at a relatively low price, primarily in the November 2009 Quarter, which has the effect of decreasing the gross margin for the nine months ended November 30, 2009 as well.

Selling, General and Administrative Expenses.  The increases in selling, general and administrative expenses, other than non-cash expenses from the issuance of equity for services, were $535,000 from the quarter ended November 30, 2008 to the quarter ended November 30, 2009 and of $918,000 from the nine months period ended November 30, 2008 to the nine months period ended November 30, 2009.  These increases reflect additional expenses relating to our status as a public company and stock-based compensation.  Prior to April 20, 2009, our subsidiaries were operating as separate private companies and did not have the level or nature of expenses that are associated with being a public company.

Issuance of Equity for Services.  Following the completion of the reverse acquisition in April 2009, we issued shares of common stock and warrants to consultants for services rendered during the three and nine months ended November 30, 2009.  The total value of the stock and warrants, which in included in general and administrative expenses was $469,000 for the three months ended November 30, 2009 and $1,108,000 for the nine months ended November 30, 2009.  All of these expenses related to agreements entered at or about the time of the reverse acquisition and are fully expensed at November 30, 2009.  We had no comparable expenses in 2008.  On November 19, 2009, we entered into a three-year consulting contract pursuant to which we issued 600,000 shares of common stock.  The value of the shares, $570,000, is being amortized over the three-year term of the contract, commencing December 1, 2009.

Other Income. Other income was not material the three or nine months ended November 30, 2009 or 2008.

Income Tax Benefit. We pay income taxes under the laws of the Republic of China (Taiwan).  We had an income tax benefit of $330,000 for the three months ended November 30, 2009 and $186,000 for the nine months ended November 30, 2009.  The income tax benefit resulted from an overestimate of income tax due for the year ended February 29, 2008.

Net Income. As a result of the foregoing, our net income for the three months ended November 30, 2009 was $76,000 or $0.00 per share (basic and diluted), as compared with $614,000, or $0.04 per share (basic and diluted) for the three months ended November 30, 2008.  For the nine months ended November 30, 2009, our net income was $752,000 or $0.04 per share (basic and diluted) as compared with $620,000 or $0.04 per share (basic and diluted) for the nine months ended November 30, 2008.

Liquidity and Capital Resources:

The following table sets forth information as to the principal changes in the components of working capital from February 28, 2009 to November 30, 2009 (dollars in thousands):

Category	November 30, 2009	February 28, 2009	Change (in $)	% Change
Current assets:
Cash and cash equivalents	$127	$107	$20	18.4%
Notes receivable, net	0	1	(1)	(100.0)%
Accounts receivable, net	3,105	511	2,594	507.9%
Other receivables	110	0	110	-
Inventories	294	246	48	19.5%
Prepayments	653	146	507	348.5%
Other current assets	0	46	(46)	(100.0)%

Current liabilities:
Short-term debt	56	23	33	141.9%
Accounts payable	1,090	384	706	183.9%
Accrued liabilities	386	101	285	283.1%
Due to related party	86	656	(570)	(86.9)%
Tax payable	0	174	(174)	(100.0)%

Total current assets	4,289	1,056	3,233	306.2%
Total current liabilities	1,626	1,349	276.8	20.5%
Working capital	2,663	(293)	2,956	1,008.9%

Our working capital increased from a deficiency of $(293,000) at February 28, 2009 to working capital of $2,663,000at November 30, 2009.  This increase in working capital resulted primarily from a $2,593,969 increase in accounts receivables, partially offset by a $705,651 increase in accounts payable. The increase in accounts receivable reflects the significant increase in sales during the nine months ended November 30, 2009.  At November 30, 2009, our accounts receivable were outstanding for an average of 60 days.  Our ratio of current assets to current liabilities was 2.64:1 at November 30, 2009.

For the nine months ended November 30, 2009, our operations used cash of $(278,286), as contrasted with cash generated from operation of of $409,877 for the nine months ended November 30, 2008.   The large accounts receivable balance at November 30, 2009, had a significant effect on our cash flows from operations in the nine months ended November 30, 2009.

For the nine months ended November 30, 2009, our cash flow from investing activities was nominal. Our cash flow from financings activities for the nine months ended November 30, 2009 was $300,017, reflecting net proceeds of $884,110 from the sale of stock and warrants and an increase in short-term debt of $30,112, which was offset by the payment of $614,205 to a shareholder for loans incurred prior to the reverse acquisition.   For the nine months ended November 30, 2008, our net cash flow used in financing activities was $(256,215), of which $177,783 represented payment of a shareholder loan and $78,432 represented payment of short-term debt.

Our business plan is based on increasing our sales of projects that include services as well as LED units and in marketing to major potential customers of lighting solutions that utilize LED lighting in a program in which we are paid based on the customer’s savings generated by our program.  Both of these programs are very cash intensive since we will be required to develop the program pay the cost of the LED units before we receive payment, and we do not expect that we will be able to receive progress payments, if any, which will cover our costs.

We would seek to develop a financing program whereby customers who purchase a lighting solution based on the savings generated would be able to finance the purchase.  However, before we would be able to obtain any such financing, we would need to demonstrate to the banks or other financing sources that this type of plan can generate the necessary cash flow to pay the financing from the savings.  Since we have not yet installed any lighting solutions under such programs, we have not been able to demonstrate the financial viability of the program. We are currently bidding on a project for such a program, and, if we obtain the contract and deliver a lighting solution that generates the anticipated cash flow to us, we will be in a better position to obtain project financing.  However, we cannot assure you that we will be able to demonstrate that the project can generate the cash flow required by a bank or other financing source.

In addition to project financing, we require additional capital to enable us to develop our business and to increase our sales of lighting solutions and reduce our reliance on sales of LED units, which were our principal source of revenue for the November 2009 Quarter.  We cannot assure you that we will be able to obtain sufficient financing.   To the extent that we issue securities in a financing, our shareholders will be subject to dilution.

During the nine months ended November 30, 2009, we raised gross proceeds of $884,110 from the private placement of our common stock and warrants.  We used these funds for working capital.  If we are unable to obtain either debt or equity financing, it will be difficult for us to develop our business as contemplated by our business plan.  Although we believe that we have sufficient working capital which, together with anticipated revenue, would provide us with sufficient funds to enable us to operate for at least a year, we may have difficulty in marketing and selling our higher-margin lighting solutions.  To the extent that our business is dependent upon stand-alone sales of LED units, it will be difficult for us to grow, since the sale of such products does not generate a significant gross margin, as is reflected in the results of operations for the November 30, 2009 quarter.

Our products are manufactured in the People’s Republic of China by third-party manufacturers.  Our products are sold in the People’s Republic of China and the Republic of China (Taiwan) and we are seeking to market products in the international market.

ITEM 4 – CONTROLS AND PROCEDURES

Our management, including Yao-Ting Su, our chief executive officer, and Pi-Chu Lin, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Su and Ms. Lin, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of November 30, 2009.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that there were material weaknesses in our internal controls over financial reporting as of the end of the period covered by this report.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Our management concluded that, as of February 28, 2009, our internal control over financial reporting was not effective based on these criteria.  Our chief executive officer and chief financial officer identified weaknesses related to our accounting personnel’s ability to identify various accounting and disclosure issues, account for transactions that include an equity-based component, and prepare financial statements and footnotes in accordance with U.S. GAAP.  At the end of our most recent fiscal year, February 28, 2009, and until April 2009, when we completed the reverse acquisition, we were operating as three privately-owned companies whose operations were not consolidated for financial reporting purpose.  Our business is located in the Republic of China and our products are manufactured for us by third parties in the People’s Republic of China.  Until the quarter ended May 31, 2009, our financial statements were prepared in accordance with GAAP as practiced in the Republic of China.

At or about the completion of the reverse acquisition, we entered into agreements with consultants pursuant to which we issued equity securities for services rendered.  Subsequent to the reverse acquisition, we completed a financing in which we issued stock and warrants.  These events presented complex accounting issues which were new to our financial staff.  Furthermore, we do not have a large accounting department and it has been difficult for us to hire qualified personnel who understand English and Chinese and are familiar with both U.S. GAAP and Republic of China GAAP.  Additionally, from the completion of the reverse acquisition until January 2010, our chief financial officer was the wife of our chief executive officer.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors.  We expect resolution of these matters may take several months.  Accordingly, based on the foregoing, the certifying officers have concluded that our disclosure controls and procedures are not effective at this time.

The conclusion of chief executive officer and chief financial officer regarding our disclosure controls and procedures is based solely on management’s conclusion that our internal control over financial reporting was not effective.

Our material weaknesses related to:

•
An insufficient complement of personnel in our corporate accounting and financial reporting function with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complex financial accounting and reporting requirements and materiality thresholds.

•	Lack of familiarity with the accounting treatment of the issuance of equity in consideration of services rendered and with the accounting aspects of reverse acquisition accounting.

•
Lack of internal audit function - the monitoring function of internal control is not well performed due to insufficient resources. In addition, the scope and effectiveness of internal audit function have yet to be developed.

•	Lack of written policies and procedures relating to periodic review of current policies and procedures and their implementation.

•	The absence of an audit committee comprised of independent directors.

As a result of these weaknesses, we were not able to file our Form 10-Q for the quarter ended November 30, 2009 on time, and we will restate our financial statements for the quarters ended May 31, 2009 and August 30, 2009.

Remediation and Changes in Internal Control over Financial Reporting

Our management has discussed the material weaknesses in its internal control over financial reporting with the board of directors, and we are in the process of developing and implementing remediation plans to address the material weaknesses. As an initial step, we engaged an independent accounting firm which is not related to our independent registered accounting firm, to assist us in the preparation of our financial statements and the development and implementation of a system of internal controls.

Other than as described above, management does not believe that there have been any other changes in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 19, 2009, we entered into a contract with a consultant pursuant to which he is to provide management and business assistance to us for a three-year period.  Pursuant to the agreement, we issued 600,000 shares of common stock to said consultant.  The value of the shares, $570,000, based on the closing price of the common stock of $0.95 on November 19, 2009, is being amortized over the three-year term of the contract.  In the event of the termination of the contract, the unamortized shares are forfeited.

ITEM 5 – EXHIBITS

a) Exhibit index

Exhibit	Description of the Exhibit

31.1	Rule 13a-14(a)/15d-14(a) certification by the chief executive officer.

31.2	Rule 13a-14(a)/15d-14(a) certification by the chief financial officer.

32.1	Section 1350 certification by the chief executive officer and chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XODTEC GROUP USA, INC.

Date: February 12, 2010	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer

Date: February 12, 2010	/s/ Pi Chu Lin
Pi Chu Lin
Chief Financial Officer