Form 10-K
period 2010-02-28
XODTEC LED, INC.
filed 2010-07-19
CIK 1407704

U. S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-148005

XODTEC LED, INC.

 (Name of small business issuer as in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2F., No.139, Jian 1st Rd., Jhonghe City,
Taipei County 235, Taiwan (R.O.C.)

 (Address of principal executive offices)

011-886-2-2228-6276
 (Issuer's telephone number)

Copies to:
Asher S. Levitsky PC
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 981-6767
Fax: (212) 930 - 9725
E-mail: alevitsky@srff.com

Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act. ☐ Yes   ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2010 was approximately $7 million

The number of shares of registrant’s common stock outstanding as of June 15, 2010 was 22,430,004.

XODTEC LED, INC.
2010 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this annual report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” and words of like import refer to Xodtec LED, Inc. and its wholly-owned subsidiaries, Xodtec Technology Co., Ltd. (“Xodtec”); Targetek Technology Co., Ltd. (“Targetek”); UP Technology Co., Ltd. (“UP”).

Our business is conducted in the Taiwan, the Republic of China, using New Taiwan dollars “NTD”, the currency of the Republic of China, and our financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of NTD to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

PART I

ITEM 1.            BUSINESS.

Xodtec LED, Inc. through its subsidiaries is engaged in the design, marketing and selling of advanced lighting solutions, including light emitting diode (LED) lighting and other energy-saving lighting which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.   We offer a wide range of technically innovative indoor white light, color-changing and outdoor lighting solutions that are used for applications in public, commercial, architectural, residential, gardening, and entertainment markets. Our solutions provide many benefits over traditional incandescent, halogen, fluorescent, and compact fluorescent (CFL) light sources, including lower energy consumption, longer life spans, and absence of hazardous materials, lower maintenance costs and greater design flexibility.

Organization

Xodtec LED, Inc.  (“Company”) is a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  On June 28, 2009, the Company’s corporate name was changed to “Xodtec Group USA, Inc.” and on May 17, 2010 the Company’s corporate name was changed to “Xodtec LED, Inc.”

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

Our corporate offices are located at 2F., No.139, Jian 1st Rd., Jhonghe City, Taipei County 235, Taiwan (R.O.C.), and our telephone number is (886) 2-2228-6276. Our website is http://www.xodtec.com.tw/eng/. Information on our website or any other website is not a part of this report.

Reverse Acquisition

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

Simultaneously with the reverse acquisition, the Company’s then principal stockholder transferred to the Company for cancellation, without consideration, 27,000,000 shares of common stock owned by him.

Corporate Structure

Xodtec LED, Inc. consists of its wholly-owned subsidiaries, Xodtec Technology Co., Ltd. (“Xodtec”); Targetek Technology Co., Ltd. (“Targetek”); UP Technology Co., Ltd. (“UP”), are organized under the laws of the Republic of China (Taiwan).  The Company also owns a 35% interest in Radiant Sun Development S.A., a company organized under the laws of the Independent State of Samoa (“Radiant Sun”).

Our Business

The Company, through its subsidiaries, designs, manufactures, markets and sells advanced lighting solutions, including light emitting diode (LED) lighting and other energy-saving lighting.  We offer a wide range of technically innovative indoor white light, color-changing and outdoor lighting solutions that are used for applications in public, commercial, architectural, residential, gardening, and entertainment markets. Our solutions provide many benefits over traditional incandescent, halogen, fluorescent, and compact fluorescent (CFL) light sources, including lower energy consumption, longer life spans, and absence of hazardous materials, lower maintenance costs and greater design flexibility.

Our advanced LED lighting solutions are based on proprietary designs and patented technologies associated with industrial design, electrical, optical, mechanical and thermal engineering. We have developed domain expertise and applications knowledge for end-user requirements in diverse markets. As a result, we are able to offer total lighting solutions, which provide better performance and lower overall cost to users.

LED Lighting Industry Trends

LEDs are semiconductor-based devices that emit light. As the cost of LEDs decreases and their performance improves, we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. According to the survey made by Strategies Unlimited, there were over $1.86 billion of LED lighting products sold in 2008 and the compound annual growth rate (CAGR) during 2009 to 2012 will be around 28% -- a figure which is forecasted to grow to $5 billion by 2012. Specialist in Business Information (SBI), another market research company, even predicts to grow up to $14 billion in 2013. The Company believes the LED lighting industry may experience the following trends:

Technological innovations expand LED functionalities. Since its introduction in the 1960s, LED has offered an increasingly wide variety of colored lighting. The initial applications of LEDs included traffic lights, automotive brake lights and indicator lights. In the mid-1990s, LEDs became capable of emitting blue light. In 1993, GaN series blue light LED was developed, white light LED then become a feasible product.

White light refers to the light obtained by mixing many lights of different colors, such as second wavelength long light (blue light + yellow light) or third wavelength light (blue light + green light + red light). White light LED technology can effectively save energy and reduce the emission of carbon dioxide when use in general lighting. Thus, with the increasing awareness in environmental protection, lighting devices using white light LED as the light source will proliferate dramatically.

Advancements in LEDs’ performance stimulate adoption in general lighting. Technological advancements in LED lighting have resulted in a new breed of LEDs that can meet specifications previously only satisfied by traditional lighting sources. LED lighting solutions were historically regarded as expensive in relation to their delivered light output.

In an effort to lower energy consumption, lighting companies are focused on increasing the luminous flux -- lumens per watt. Traditional incandescent lighting sources can produce between 10 and 35 lumens per watt, while fluorescent and HID light sources can produce output near 100 lumens per watt. Today’s LEDs have overwhelmed incandescent performance and are exceeding 100 lumens per watt, making them comparable to and even exceeding fluorescent and HID light sources.

Unique capabilities of LEDs broaden applications and create new lighting alternatives . Key LED features, including quality of light output, long life, low power consumption, low heat output and full digital control are accelerating adoption and expanding market opportunities. Additional attributes, including design flexibility, color-changing effects, digital dimming capabilities, remote control, smaller size and rapid start-up time are creating new lighting applications for LEDs in commercial, architectural, residential, and entertainment markets.

High energy costs and conservation efforts drive LED adoption. According to internal estimates, lighting applications contribute about 22% of all energy consumption. High energy costs have resulted in increased demand for more energy-efficient lighting solutions, which has inspired a natural shift to LEDs. LED lighting technology is inherently more energy-efficient and can result in more than 80% and 50% in power savings over traditional incandescent and fluorescent solutions, respectively. In addition, unlike other alternatives such as compact fluorescent bulbs (CFL), LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment.

Regulatory influences spur market adoption of energy-efficient LED lighting. Government regulations, such as initiatives by the United States Department of Energy and the Environmental Protection Agency’s EnergyStar Certification Program, are driving adoption of more energy-efficient lighting solutions. EnergyStar sets industry-wide international standards for lighting products that outline efficiency and performance criteria, helping manufacturers promote their products and consumers better understand lighting products. Legislation and the trend toward environmental consciousness are critical drivers of lighting demand, as governments, industry associations, and industrial and residential consumers move toward employing lighting solutions that comply with regulatory requirements, conserve energy and present no threat to the environment when disposed.

Our Competitive Advantages

We believe the following strengths of our company provide us with competitive advantages in the marketplace:

Industry leading, energy-efficient and environmentally conscious lighting solutions. In addition to our robust line-up of Ares series white light LED products, we have added a variety of color-changing lighting solutions -- the Venus series. Further, we have recently introduced our Apollo series of outdoor lighting solutions The Apollo series street lamps have been installed in several locations since March 2008. According to our recent measurement, the luminous decay over 1 year is less than 2%.

Proprietary technologies. We own proprietary technology on the remote control chip and digital dimming. These technologies allow us to continue developing featured and robust indoor lighting products. We plan to continue making strategic investments in intellectual property through ongoing engineering expenditures, industry partnerships, licensing arrangements and the pursuit of complementary businesses, such as energy-saving control companies. These initiatives are designed to allow us to enhance our intellectual property portfolio, improve existing products, rapidly introduce new products to fill identified needs, and address new applications and markets. We believe our ability to successfully develop and produce new products will allow us to magnify our market opportunity and enhance our market position.

Reliable, high quality and cost competitive products. We design, manufacture and sell high quality, reliable, and cost competitive products. For example, our color-changing accent light solutions are designed to allow home users using remote controller to changing colors or setting control schemes. We achieve this by embedding our proprietary remote control chip into our light products. To guarantee reliable and high quality products, we produce our products in ISO 9001-accredited factories. To deliver cost competitive solutions, we invest in technology advancements, leverage purchasing volume, capitalize on strategic vendor relationships and migrate high volume products to our automated manufacturing process.

Wide range of LED lighting solutions. We offer a wide range of LED lighting solutions to the market. This includes over 50 distinct product types targeted at four distinct markets. We have expanded our LED product lines to include a range of white light solutions for commercial, residential and entertainment lighting applications. We believe the combination of our broad product line, our extensive engineering and manufacturing know-how, and deep knowledge of our target markets are highly valued by customers and are key to our ongoing success.

Our Growth Strategy

Our objective is to become one of the leading providers of energy-efficient lighting solutions. Key elements of our growth strategy include:

Capitalizing on opportunities in our target markets. We believe there is a growing need for unique advanced lighting solutions across our target markets, which include applications in the commercial, architectural, residential, entertainment, signage and consumer markets. We expect to continue to introduce innovative LED lighting products as we believe there exists significant opportunities to grow market share. By introducing new products and expanding sales of existing products, we believe that we can significantly improve operational efficiency by reducing our cost of materials, components and manufacturing. Expanding our products and increasing our sales also allow us to gain additional leverage from sales representatives within our distribution network.

Expanding our white light LED product line-up. Based on our proprietary technologies on the LED lighting product design, we are expanding our white light LED product line-up for general illumination. We believe our Ares series of white light LED lighting products have some of the most unique features, such as digital dimming functions, and one of the highest efficacy levels in the industry. We expect that our white light LED solutions will be highly attractive alternatives to traditional lighting solutions and other competitive LED offerings and will eventually provide a significant portion of our future revenue.

Expanding our color-changing LED product line-up. Based on our proprietary control technology, our existing accent lighting products can allow users to change colors or brightness by using remote controller or switch. We are expanding our accent LED product line-up by providing some luminaries which are designed to fit into the modern living environment. We believe our Ares series of accent lighting products have some of the most unique features which can revolute the life styles of most families.

Developing and protecting our intellectual property. We have devoted significant resources to building an advanced research and development team for developing complimentary intellectual property to expand our portfolio of advanced lighting technologies. Securing and defending intellectual property related to the design, manufacture and application of advanced lighting technology is expected to be a key element of our existing and future business. We believe that our growing intellectual property portfolio will create licensing opportunities in the future and intend to explore these potential opportunities. The strength of our intellectual property portfolio allows us to compete on the basis of our technology, which we believe gives us an advantage over many of our larger competitors.

Leveraging the strength of our distribution network. We have an independent global sales and distribution network. In Taiwan, we have over 200 franchised stores and service stations selling our products to end users directly. We are copying the successful model to the international markets and expect to nominate over 30 distributors in over 20 countries. We expect these and other industry relationships will be a significant source of operational leverage as we introduce new products and scale our business.

Competition

The Company currently faces competition from both traditional lighting companies that provide general lighting products, such as fluorescent and compact fluorescent lighting, and from companies that are engaged in providing LED lighting products. In general, we compete with both groups on the basis of design, innovation, costs, safety issues, sales and marketing, and selling price.

We compete with traditional lighting companies in the general illumination market. Our LED lighting products tend to be alternatives to traditional lighting sources for applications within the commercial market. In these markets, we compete on the basis of energy savings, lamp life and durability.

Additionally, we compete with LED lighting companies that offer competing LED lighting products. In these markets, we compete on the basis of design, innovation, light quality, safety issues, price, product quality and brightness.

We believe that we can compete favorably in our markets, based on the following factors:

•	unique and proprietary technologies;

•	wide range of high-quality product offerings;

•	ability to offer standard and custom products that meet customers’ needs at a competitive cost;

•	capability to provide total lighting solutions, including lamps, luminaries, and implementation to fulfilling customers’ demand;

•	excellence in customer service and support; and

•	recruitment and retention of qualified personnel, particularly engineers.

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends in part upon our success in developing new and enhanced advanced lighting solutions and introducing these systems at competitive prices on a timely basis.

Sales and Marketing

We believe our sales and marketing efforts have established our reputation for providing innovative solutions that meet our customers’ needs in a timely, cost-efficient manner. Our ability to leverage our distribution network will be an important factor in our continued success. The sales and marketing of our products largely depends upon the type of offering, location and target market.  In the year ended February 28, 2010, one customer accounted for approximately 12% of our revenue. In the year ended February 28, 2009, we had two major customers who represented 21% and 10% of our revenue, respectively.

The breakdown of our LED lighting products’ sales and marketing coverage by market is as follows:

Market Applications	Description

Architectural garden, and public lighting
We currently market and sell our Apollo series of LED outdoor lighting products and solutions through our sales teams and individual lighting agencies. The independent lighting agencies approach government, constructors, and public lighting design houses by learning their demands and providing our lighting product specifications to them

Commercial and residential lighting
We market and sell our indoor lighting products through our franchised stores, service stations, and interior decorator to end users. We believe these distribution outlets allows us to better serve our customers, as well as offer services such as the bundling of product and installation.

We have recently reorganized our international sales organization to more aggressively penetrate global markets outside of Taiwan. This team is approaching local distributors in each country by introducing our successful model in Taiwan to them. We expect this approach can allow us to penetrate into international markets successfully and expands our business scale.

A description of the sales and marketing coverage of our LED lighting products, energy efficiency solution and localization services is as follows:

Market Applications	Description

Architectural garden, and public lighting
We currently market and sell our Apollo series of LED outdoor lighting products and solutions through our sales teams, franchise channels, public project management channels. Public project management channels approach government, constructors, and public lighting design houses by learning their demands and providing our lighting product specifications to them.

Commercial and residential lighting
We market and sell our indoor lighting products through our franchised stores, service stations, and third-party interior decorators to end users. We believe these distribution outlets allows us to better serve our customers, as well as offer services such as the bundling of product and installation.

Energy efficiency solution.
 Our energy efficiency solution services include energy efficiency engineering and program management. We offer a full spectrum of engineering and total solution services required to complete facility energy management projects. We are one of the few in this region capable of integrating energy saving opportunity assessment, program design, program management, implementation with turn-key engineering and construction services, and performance contract with financial solution arrangement. The solution is tailor-made to meet the customer’s best interest.

Our service including commercial office buildings, college and high school campuses, hospitals, hotels, retail stores, high technology, light industrial, and water/wastewater treatment facilities.

In addition to, facility energy use optimization assessment, we also built up its energy saving technical competence in areas such as power metering and management, chillers and chiller plants, HVAC systems, automated electricity demand management systems, and air compressors. Two potential energy optimization products, one for air compressors and one for facility automated demand management system, are also under development and expected to be commercialized in the near future.

Localization Service
Our localization services span industries worldwide and include adaptation of marketing strategies to regional requirements specialized in energy saving and IT sectors, such as energy saving industry, energy sources, material, gas industry, automobile, lighting, pollution.

Our localization services follow the localization process of adapting software and accompanying materials to suit a target-market locale with the goal of making the product "transparent" to that locale, so that native users can interact with it as if it were developed there and for that locale alone.

Our software localization solutions are geared specifically for software targeting global markets. We assist software developers in delivering professional and culturally sensitive localized software faster to the market than their competition, at a competitive price.

Our hardware localization solutions help leading hardware and equipment manufacturers deliver professionally localized products faster to the market than their competition and at a competitive price.

Manufacturing and Suppliers

We produce our advanced lighting solutions through outsourced manufacturing and assembly. For LED lighting systems, we engineer and design our products, while much of the manufacturing is performed by select qualified vendors. All LEDs used in our LED lighting products and systems are purchased from manufacturers third-party in Asia and the United States.

Many of our core components and sub-assemblies are purchased from third party suppliers. We have selected suppliers based on their ability to consistently produce these products per our specifications, ensuring the best quality product at the most cost effective price.  In the year ended February 28, 2010, no suppliers individually accounted for 10% or more of our total purchases.  In the year ended February 28, 2009, three suppliers each accounted for more than 10% of our purchases.

Research and Product Development

The general focus of our research and development team is the design and integration of electronics, optics and thermal management solutions to create advanced lighting products. Through these efforts, we seek to enhance our existing products, design new products and develop solutions for customer applications. We believe that our responsiveness to customer demands differentiates us from many of our competitors, as we rapidly introduce new products to address market needs. In the year ended February 28, 2010, research and development expenses were not significant. We intend to expand our research and development team as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices.

Employees

As of July 15, 2010, we have approximately 50 full time employees of whom 10 were technical employees, who were also engaged in research and development, 17 were executive and administrative and 23 were sales and marketing. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

ITEM 1A.         RISK FACTORS.

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believes are immaterial may also impair our business operations. If any of the following risks actually occur, the Company’s businesses, financial condition or results of operations could be materially adversely affected, the value of the common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Because we have a deficiency in working capital and sustained a significant loss for the year ended February 28, 2010, and our losses are continuing, we cannot assure you that we will continue as a going concern or operate profitably in the future.

At February 28, 2010, we had a deficiency in working capital of approximately $2.1 million, and we sustained losses of approximately $2.6 million on sales of less than $1.0 million in the year ended February 28, 2010 and $395,000 on sales of $1.2 million for the year ended February 28, 2009, and our losses have continued subsequent to February 28, 2010. We also sustained a negative cash flow from operations of approximately $1.2 million for the year ended February 28, 2010, and our accumulated deficit at February 28, 2010 of approximately $4.4 million.  Our loss resulted from a decline in sales, a decline in margin as we sought to generate business by lowering our prices, and increased selling, general and administrative expenses.  We cannot assure you that we will be able to operate profitably in the future.

We require funds for our operations and we may not be able to obtain funds on reasonable terms, if at all.

We have limited financial resources with which to achieve our objectives and obtain profitability and positive cash flows. Achievement of our objectives will be dependent upon our ability to obtain additional funds, to increase our revenue and improve our margins by attempting to distinguish our products based on quality or enhanced services.  We may not be able to obtain funds on any terms, and, if we are able to obtain funds, the terms on which funds might be available may result is significant dilution to our shareholders.  Our principal source of funds during the year ended February 28, 2010 was loans from related parties.  Because of our financial condition and for the reasons described in the following risk factor, we cannot assure you that we will be successful in our efforts to raise funds, and such failure could significantly impair our ability to operate our business.

Our independent auditors have included a going concern qualification in their report on our financial statements.

Because of our net losses, negative cash flow in operating activities and accumulated deficiency, there is substantial doubt about our ability to continue as a going concern. We may seek additional funding through borrowings from financial institutions and seek to defer the amounts due under the credit line. However, as a result of our loss for the year ended February 28, 2010, the need for us to restate our prior year’s financial statements, the absence of financial controls, our low stock price and the absence of a strong market for our common stock, we may difficulty raising additional funds in the equity market.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Any such adjustment, if necessary, would materially affect the value of our assets.

Our restatement of our prior financial statements and the absence of financial controls may impair our ability to generate business and obtain necessary financing.

In the course of preparing our annual financial statements, we learned that we were not able to adequately document key accounting items, including our revenue and cost of revenue.  As a result, our revenue for the year, of $991,000, was significantly less than the $11.5 million which was reported for the nine months ended November 30, 2009, with the result that we had a loss of $2.6 million for the fiscal year, as compared with reported net income of $753,000.  We also restated our financial statements for the year ended February 28, 2009. Our inability to generate interim financial statements which reflected the results of our operations in accordance with generally accepted accounting principles reflects the absence of financial controls.  If our customers and our potential lenders or investors do not have confidence in our ability to generate timely and accurate interim financial statements, they may be unwilling to place orders for our products or invest in our securities or provide us with credit facilities.  Further, competitors may use our financial condition as well as our absence of adequate financial controls in seeking to market against us, and potential customers could use these problems is seeking more favorable terms.  We cannot assure you that these factors will not impair our ability to market our product or operate profitably.

Downturns in general economic and market conditions could materially and adversely affect our business.

The lighting industry, especially the residential lighting market, is greatly affected by economic downturns.  The sale of our lighting products is related to the quantity of new building construction and renovation. Decline in housing transactions causes less demand for lighting products and conservative shopping habits learned during economic downturns means people have less desires to try advanced LED lighting products.

In addition, our outdoor lighting products are mainly sold through government tender bids and installed in public areas such as parks, rapid railway stations, highways and other public buildings will likely be materially. If these municipalities have less funds budgeted for these projects as a result of general economic conditions, sales of our outdoor lighting products the government budgeting which is inevitably influenced by general economic downturns.

If our lighting solutions do not gain expected market acceptance, prospects for our sales revenue and profit may be affected.

The public’s relative unfamiliarity with LED lighting products may slow their market acceptance. Potential customers for our advanced lighting systems may be reluctant to adopt these as alternatives to traditional lighting technologies because of their higher initial cost to achieve comparable light output

Obstacles to widespread adoption of LED lighting solutions include the comparatively high cost of high brightness white LEDs and the need for further advances in brightness, light quality, efficiency and the predicted life of the LEDs before they require replacement. The future development of the attractiveness to potential customers may depend on such innovation of high quality LEDs.

If we are not able to compete effectively with other competitors, our prospects for future growth will be jeopardized.

There is significant competition in the lighting industry with more established companies We are not only competing with other LED lighting solution providers but also with companies offering traditional lighting products, which are usually more established and have greater resources to devote to research and development, manufacturing and marketing than we have.

White light is the most popularly utilized light in our environment and therefore the white light market is the most attracted market to large companies such as General Electric, Osram and Philips Electronics. These companies have advantages of global marketing capabilities and substantially greater resources to devote to research over than companies with scope like us.

Our competitors may promote lighting solutions which are more readily accepted by customers than our products and maybe required to reduce the prices of our products in order to remain competitive.

If critical components become unavailable or contract manufacturers delay their production, our business will be negatively impacted.

Stability of component supply is crucial to determine our manufacturing process. As some critical components, such as LEDs, are supplied by certain third party component manufacturers, we may be unable to acquire necessary amounts of key components at competitive prices.

Outsourcing the production of certain parts and components is one way to reduce manufacturing costs. We have selected these particular manufacturers based on their ability to consistently produce these products according to our requirements and ensure the best quality product at the most cost effective price. Contrarily, the loss of all or one of these suppliers or delays in obtaining shipments could have a adverse effect on our operations until an alternative supplier could be found, if one may be located at all.  This may cause us to breach our contracts and lose sales.

If our contract manufacturers fail to meet our requirements for quality, quantity and timeliness, our business growth could be harmed.

We design and procure key components (such as LEDs) and outsource our products to contract manufacturers. These manufacturers procure most of the raw materials for us and provide all necessary facilities and labor to manufacture our products. If these companies are to terminate their agreements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to process and deliver our lighting products to our customers.

If we fail to successfully manage our relationships with our distributors and customers, we could lose revenues.

Most of our products are sold through our distributors and franchise stores, which other provide the first-line technical support to end-users. If these distributors and franchised stores do not feel confident about our products/supports, they may seek to change their terms with us, or alter their ordering patterns with us which there could be a significant impact on our revenue and profits.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Although we have experienced quality control and assurance personnel and established thorough quality assurance practices to ensure good product quality, defects still may be found in the future in our existing or future products.

End-users could lose their confidence in our products and company when they unexpectedly use defective products. This could result in loss of revenue, loss of profit margin, or loss of market share. Moreover, these defects could cause us to incur significant warranty, support and repair costs, and harm our relationship with our customers.

If we are unable to recruit and retain qualified personnel, our business could be harmed.

Our growth and success highly depend on qualified personnel. So we are inevitable to make all efforts to recruit and retain skilled technical, sales, marketing, managerial, manufacturing, and administrative personnel. Competitions among the industry could cause us difficultly to recruit or retain a sufficient number of qualified technical personnel, which could harm our ability to develop new products. If we are unable to attract and retain necessary key talents, it definitely will harm our ability to develop competitive product and keep good customers and could adversely affect our business and operating results.

The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, as a private company we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This includes, among other things, retaining independent public accountants. This effort may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

Our executive officers, directors and principal stockholders control our business and may make decisions that are not in our stockholders' best interests.

As of February 28, 2010 our officers, directors, and principal stockholders, and their affiliates, in the aggregate, beneficially owned approximately 44.98% of the outstanding shares of our common stock on a fully diluted basis. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in the Company may be reduced.

We expect to continue to incur selling, general and administrative costs, and in order to satisfy our funding requirements, we may need to sell additional equity securities. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, any new securities issued may have greater rights, preferences or privileges than our existing common stock which may adversely affect the market price of our common stock and our stock price may decline substantially.

We rely on Mr. Yao-Ting Su, our Chairman and President, for the management of our business, and the loss of his services could significantly harm our business and prospects and reduce the value of any investment in our common stock.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Yao-Ting Su, our Chairman and CEO, for the direction of our business. The loss of the services of Mr. Su for any reason could have a material adverse effect on our business and prospects. There is no guarantee that the services of Mr. Su will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Su. We have entered into an employment contract with Mr. Su, but that agreement does not guarantee Mr. Su’s continuing to manage the Company. We do not have key man insurance on Mr. Su, and if he were to die and we were unable to replace him for a prolonged period of time, we could be unable to carry out our long-term business plan, and our future prospects for growth, and our business, could be harmed.

 If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

☒	the difficulty of integrating acquired products, services or operations;

☒	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

☒	the difficulty of incorporating acquired rights or products into our existing business;

☒	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

☒	Difficulties in maintaining uniform standards, controls, procedures and policies;

☒	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

☒	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

☒	the effect of any government regulations which relate to the business acquired;

☒
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Risks Related to our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTCBB under the symbol “XODG.” There is a limited trading market for our common stock and there is frequently no trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Because our shares are "penny stocks," you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently is quoted on the "OTCBB" at less than $5.00 per share, our shares are "penny stocks" and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, because our common stock is not listed on NASDAQ or any national securities exchange and currently is quoted at and trades at less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 under the Securities Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a "penny stock," which steps include:

•	obtaining financial and investment information from the investor;

•	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

•	providing the investor a written identification of the shares being offered and the quantity of the shares.

If these penny stock rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our shareholders, therefore, may have difficulty in selling their shares in the secondary trading market.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

As of July 15, 2010, there has only been limited trading activity in the Company’s common stock.  There can be no assurance that a market will ever develop in the Company’s common stock in the future.  If a market does not develop then investors would be unable to sell any of the Company’s common stock likely resulting in a complete loss of any funds therein invested.

Should a market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

•	acceptance of our products in the industry;

•	announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our products or our competitors' products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	economic conditions in the United States or abroad;

•	actual or anticipated fluctuations in our operating results;

•	broad market fluctuations; and

•	changes in financial estimates by securities analysts.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We may issue additional equity shares to fund the Company's operational requirements which would dilute your share ownership.

The Company's continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management's Discussion and Analysis in this Report. While the Company currently has no offers to sell it securities to obtain financing, sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in the Management Discussion and Analysis of this Report.

Because our common stock is quoted only on the OTCBB, your ability to sell your shares in the secondary trading market may be limited.

Our common stock is quoted only on the OTCBB.  Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange.

Our common stock is currently subject to the penny stock regulations, which may reduce the liquidity of our common stock and limit your ability to sell your shares.

On July 15, 2010, the last reported sale price of our common stock quoted on the OTCBB was $0.30 per share.  Accordingly, our common stock is subject to the SEC's "penny stock" rules as the price has fallen to less than $5.00.  Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share.  Our common stock currently falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and subject to price volatility unrelated to our operations, and could lose some or all of its value even if our business is strong.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.            PROPERTIES.

The company currently rents office spaces under several operating leases.  We believe that our facilities are sufficient to meet our current and near future requirements and that any additional space that we may require would be available on commercially reasonable terms.

 ITEM 3.           LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock trades on the OTC Bulletin Board under the symbol “XODG.” The stock has been quoted since April 2009. However, there were no reported trades until September 2009.   The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during the year ending February 28, 2010 These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2010
	High	Low
First Quarter	$-	-
Second Quarter	$1.25	$0.95
Third Quarter	$1.71	$0.95
Fourth Quarter	$2.06	$0.42

Shareholders

As of June 15, 2010, we had approximately 209 shareholders of record of our common stock. Certain of the shares of common stock are held in the name of the shareholder’s broker’s name and the number of beneficial owners of our common stock may be significantly higher.

Transfer Agent

The transfer agent for the common stock is Island Stock Transfer Inc. The transfer agent’s address is 100 Second Avenue South, Suite 705S St. Petersburg, Florida 33701, and its telephone number is 727.289.0010.

Dividend Policy

We have no equity compensation plans under which our securities may be issued. We also do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant.

Recent Sales of Unregistered Securities

On April 20, 2009, the Company issued 350,001 shares of common stock and two-year warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share, for certain consulting services rendered by Dragonfly Capital Partners, LLC (“Dragonfly”) in connection with the Exchange.  The Company has agreed to register the common stock issued to Dragonfly and the shares of common stock issuable upon exercise of Dragonfly’s warrants.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. The consultant is an “accredited investor,” as defined in Rule 501 of Securities and Exchange Commission under the Securities Act, and acquired the Company’s common stock for investment purposes for its own respective account and not as nominee or agent, and not with a view to the resale or distribution thereof, with the understanding that the warrants and shares of common stock issued may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On April 22, 2009 the Company entered into a financial advisory agreement with Unise Investment Corp. (“Unise”) to provide financial consulting services in consideration for 350,001 shares of common stock.  On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share expired unexercised on October 23, 2009, warrants to purchase 500,000 shares of common stock at $1.00 per share expire on April 23, 2011, and (ii) warrants to purchase 800,000 shares of common stock at $1.50 per share expire on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. The consultant is an “accredited investor,” as defined in Rule 501 of Securities and Exchange Commission under the Securities Act, and acquired the Company’s common stock for investment purposes for its own respective account and not as nominee or agent, and not with a view to the resale or distribution thereof, with the understanding that the shares of common stock and wararnts issued may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On June 30, 2009 the Company entered into a financial advisory agreement with Jin Chih International Corp. to provide financial consulting services in consideration for 800,000 shares of common stock. The issuance of these securities was exempt from registration under Regulation S of the Securities and Exchange Commission under the Securities Act of 1933 (the “Securities Act”).  Jin Chih International Corp. is not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, had acquired the common stock for investment purposes for its own respective account and not as a nominee or agent, and not with a view to the resale or distribution thereof, and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On July 8, 2009, the Company issued and sold 1,000,000 shares of common stock to certain investors for a cash price of $0.65 per share and a total amount of $650,000.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. The investors were “accredited investors,” as defined in Rule 501 of Securities and Exchange Commission under the Securities Act, and acquired the Company’s common stock for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, with the understanding that the shares of common stock issued may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

During September, 2009, the Company issued 350,000 shares of its common stock, valued at $469,000, to Emerging Equity Advisors for professional services.  The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act. The consultant is an “accredited investor,” as defined in Rule 501 of Securities and Exchange Commission under the Securities Act, and acquired the Company’s common stock for investment purposes for its own respective account and not as nominee or agent, and not with a view to the resale or distribution thereof, with the understanding that the shares of common stock issued may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On October 5, 2009, the Company sold to one investor, for $700,000, 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share.  Pursuant to the subscription agreement, the Company agreed that, for 18 months thereafter, it would not issue any class or debt or equity which could be convertible into common stock.  If the Company issues common stock to any investor at a price of less the $0.70 per share, then the Company would issue to the investor such number of additional shares which equals to the amount of the investor’s purchase ($700,000) by the difference between $0.70 per share and the purchase price paid in the subsequent offering.

The warrants issued in the October 2009 financing are exercisable until September 25, 2012.  The holder of the warrants has cashless exercise rights, commencing September 29, 2010, except that the warrant may not be exercised on a cashless basis if the underlying shares of common stock are subject to a current and effective registration statement. The Company has the right to require the holder to exercise the warrant on 35 trading days’ notice if the volume weighted average price of one share of common stock is at least $2.50 and the trading volume is at least 50,000 shares, in each case for 25 consecutive trading days ending before the Company gives notice of its demand in exercising the warrant. The warrant also prohibits exercise to the extent that such exercise would result in the holder and the affiliates of the holder beneficially owning more than 4.9% of the Company’s common stock, with beneficial ownership being determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

The securities issued in the October 2009 financing were exempt from registration under Section 4(2) of the Securities Act. The investor in the financing is an “accredited investor,” as defined in Rule 501 of Securities and Exchange Commission under the Securities Act, and acquired the Company’s common stock for investment purposes for its own respective account and not as nominee or agent, and not with a view to the resale or distribution thereof, with the understanding that the securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On November 19, 2009, the Company entered into a contract with a consultant pursuant to which consultant is to provide management and business assistance to the Company for a three-year period.  Pursuant to the agreement, the Company issued 600,000 shares of common stock to the consultant.  The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act. The consultant is an “accredited investor,” as defined in Rule 501 of Securities and Exchange Commission under the Securities Act, and acquired the Company’s common stock for investment purposes for its own respective account and not as nominee or agent, and not with a view to the resale or distribution thereof, with the understanding that the shares of common stock issued may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On February 23, 2010, the Company issued 100,000 restricted shares of its common stock (approximately $45,000) to Prostep International Corp. for the services provided in connection with a trade show. The issuance of these securities was exempt from registration under Regulation S of the Securities and Exchange Commission under the Securities Act of 1933 (the “Securities Act”).  Prostep International Corp. is not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, had acquired the common stock for investment purposes for its own respective account and not as a nominee or agent, and not with a view to the resale or distribution thereof, and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Between March 29 and April 28, 2010, the Company issued an aggregate of 1,134,823 shares of common stock at $.71 per share to four investors pursuant to purchase agreements in the form attached as Exhibit 99.1, for an aggregate sales price of $805,724.33. The issuance of these securities was exempt from registration under Regulation S of the Securities and Exchange Commission under the Securities Act of 1933 (the “Securities Act”).  The investors are not “U.S. persons” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, such investors were acquiring the common stock for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and each investor understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 6.            SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements.”

Overview

The Company, through its subsidiaries, is engaged in the design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.  The Company’s wholly-owned subsidiaries, Xodtec Technology Co., Ltd.; Targetek Technology Co., Ltd.; UP Technology Co., Ltd., are organized under the laws of the Republic of China (Taiwan).  The Company also owns a 35% interest in Radiant Sun Development S.A., a company organized under the laws of the Independent State of Samoa (“Radiant Sun”), which is presently inactive.

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

Revenue is derived from sales of our advanced lighting products and systems.   In marketing our products, we sell LED products as stand-alone items to customers who want to purchase the LED products without any related services, and we provide project services, which include the design, implementation and related consulting services as well as the LED products.  We have recently commenced marketing our LED systems to major potential customers under a program in which our revenue is based on the savings the customer realizes from using our system rather than the customer’s existing system.  Through February 28, 2010, we have not generated any revenue from this type of sale, and we cannot assure you that we will be able to generate significant revenue from this program.

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products become commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions of which the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  During the fiscal year ended February 28, 2010, our gross margin was 14.7%, as compared with 35.95% for the fiscal year ended February 28, 2009, primarily because we were offering low prices in an attempt to generate revenue.  However, to the extent that we offer low prices for the LED products and are not able to combine the low prices for the LED prices with a project which also requires our services, our ability to operate profitably will be impaired, especially to the extent that LED users do not seek services as part of a project.  We cannot assure you that we will be successful in marketing projects which require our know-how in the design of a lighting solution.

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

Prior to April, 2010, we were a private company, and we did not have the expenses of a public company. As a result, we are incurring significantly greater legal, accounting and other professional expenses relating to our status as a public company and compliance with SEC rules, including the development and implementation of internal controls. For the year ended February 28, 2010, we incurred expenses of approximately $640,000 attributable to our status as a public company.

Our internal financial statements are maintained in New Taiwan Dollars “NTD”. The financial statements included in this Form 10-K are expressed in United States dollars. The translation adjustments in expressing the financial statements in United States dollars is shown on the statements of operation as a translation adjustment, and the cumulative translation adjustment is shown as an element of stockholders’ equity.

Effect of Absence of Financial Controls; Changes from Previously Reported Results

In the course of preparing our annual financial statements, we determined that we did not have sufficient accounting controls in place in order to enable us to verify key financial items, including revenue and cost of revenue.  As a result, we incurred a net loss of $2.6 million on revenue of $992,000 for the year ended February 28, 2010, as compared with net income of $753,000 on revenue of $11.5 million for the nine months ended November 30, 2009.  We also restated our financial statements for the year ended February 28, 2009.  Although we are taking steps to implement financial controls, we cannot assure you that we will be able to implement financial controls in a timely manner or that our controls will be effective.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

The Company adopted ASC 740-10-25, Income Taxes- Overall-Recognition, on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values.  The Company had no lower-of-cost-or-market adjustments to its inventories for the years ended February 28, 2010 and 2009.

Property, Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Major improvements and addition which can prolong the service life of fixed assets are counted as capital expenditures and recorded as fixed assets. Expenditures on regular repairs and maintenance are recorded as expenses.

Property and equipment are depreciated according to the service life and using the average method, with one-year residual value. Additions are depreciated according to their respective estimated service life. Major improvements are depreciated based on the remaining service lives of fixed assets. While assets are continually in use after the expiration of its service life, the residual values and service lives are estimated and depreciated accordingly and continually. The gain (loss) on disposal of assets is recognized as non-operating revenue (expenditure) in the period of sale or disposal.

Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Useful Lives (Years)
Transportation	5 years
Office equipment	3-6 years
Equipment for leases	12 years
Other equipment	3-6 years

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for the year ended February 28, 2010 was not significant.

Recent accounting pronouncements

In April 2009, the FASB issued three related staff positions to clarify the application of FASB ASC 820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.

•
FASB ASC 820 (Transitional 820-10-65-4)—which provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

•
FASB ASC 320—which modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

•
FASB ASC 820-10-50—which requires disclosures of the fair value of financial instruments within the scope of FASB ASC 820 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

In June 2009, the Financial Accounting Standards Board (‘‘FASB’’) issued its final Statement of Financial Accounting Standards (‘‘SFAS’’) No. 168, ‘‘The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162’’ (‘‘SFAS No. 168’’). SFAS No. 168 established the FASB Accounting Standards Codification (‘‘ASC’’) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance in the ASC carries an equal level of authority. The ASC supersedes all previously existing non-SEC accounting and reporting standards. The ASC simplifies user access to all authoritative U.S. GAAP by reorganizing previously issued U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure, without creating new accounting and reporting guidance. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009; accordingly, we adopted the ASC in the third quarter of fiscal 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. For the discussion herein, we refer to ASC citations that relate to ASC Topics and their descriptive titles, as appropriate, and no longer refer to citations that relate to accounting pronouncements superseded by the ASC.

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The adoption of ASC 860 had no impact on the Company’s Consolidated Financial Statements.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact to the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, which provides additional guidance under the Fair Value Measurements and Disclosures Topic, ASC 820-10 Application to Liabilities. The guidance clarifies that the quoted price for the liability when traded as an asset in an active market is a Level 1 measurement, when no adjustment to the quoted price is required. In the absence of a Level 1 (quoted price) measurement, an entity must use one or more valuation techniques to estimate fair value in a manner consistent with the principles in ASC 820. The Company does not expect adoption of this guidance to have an impact on the Company’s consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 605), or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of Accounting Standards Codification (ASC) Subtopic 605-25. The consensus in ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The present standard requires that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. In addition, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe this guidance will have a material impact on its financial position or results of operations.

In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605. The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company does not expect adoption of this guidance to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU 2009-15 regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Years Ended February 28, 2010 and 2009.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended February 28,
	2010		2009 [Restated]
	US Dollars	Percentage	US Dollars	Percentage
Sales	$991,645	100.00%	$1,214,842	100.00%
Cost of sales	845,904	85.30%	778,092	64.05%
Gross profit	145,741	14.70%	436,750	35.95%
Operating expenses	2,577,744	259.95%	829,231	68.26%
(Loss) from operations	(2,432,001)	(245.25)%	(392,481)	(32.31)%
Interest income	288	0.03%	221	0.02%
Interest expense	(2,457)	(0.25)%	(5,352)	(0.44)%
Gain(loss) on exchange	3,281	0.33%	(113)	(0.01)%
Impairment loss on property and equipment	(152,431)	(15.37)%	-	-%
Other income (expense)	750	0.08%	2,949-	0.24%
Loss before income tax expense	(2,582,570)	(260.43)%	(394,777)	(32.50)%
Income taxes	-	-%	-	-%
Net loss	(2,582,570)	(260.43)%	(394,777)	(32.50)%
Foreign currency translation adjustment	(120,302)	(12.13)%	118,682	9.77%
Total comprehensive loss	$(2,702,872)	(272.56)%	$(276,095)	(22.73)%

Sales. During the year ended February 28, 2010, we had sales of $1 million, as compared to sales of $ 1.2 million for the year ended February 28, 2009, a decrease of $0.2 million or approximately 18.37%.  The decrease in sales is attributed to decrease in sales to one major customer. The sales from this customer has been decreased from $250,000, or 21% of total sales during the year ended February 28, 2009, to less than 5% of total sales during the year ended February 28, 2010.

Cost of sales; gross margin. During the year ended February 28, 2010, our cost of sales was $0.8 million, as compared to cost of sales of $0.7 million during the year ended February 28, 2009, an increase of $0.1 million, or 8.72%. As a result, our gross profit decreased $0.3 million, or 66.63%. Our gross margin decreased from 35.95% in the year 2009 to 14.70% in the year 2010.  The reduction in gross margin resulted from the efforts to seek to increase sales by reducing prices.

Depreciation and amortization expense. Depreciation and amortization amounted to $0.05 million in 2010 and $0.04 million in 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2.6 million for the year ended February 28, 2010, as compared to $0.8 million for the year ended February 28, 2009, an increase of $1.7 million or approximately 210.86%. The increase was largely the result of an increase in reverse merger cost of approximately $640,000, investor relation expense of approximately $470,000, salary expense of approximately $300,000, and rental expense of approximately $110,000.

Loss from operations. For 2010, loss from operations amounted to $2.4 million as compared to $0.4 million for 2009, an increase of approximately $2.0 million or 519.65%.

Other income (expenses). Other income (expense) was $150,569 for 2010, as compared with $2,296 in 2009.  The increase was due to the impairment loss on property and equipment of approximately $150,000.

Net loss. As a result of the factors described above, our net loss for 2010 was $2.6 million ($0.13 per share - basic and diluted), as compared to $0.4 million ($0.02 per share - basic and diluted) for 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At February 28, 2010, we had a cash balance of $255,884, all of which were located in banks in Taiwan, ROC.

The following table sets forth information as to the principal changes in the components of our working capital from February 28, 2009 to February 28, 2010:

			February 28, 2009
	February 28,		to February 28, 2010
Category	2010	2009	Change	Percent Change
Current assets:
Cash and cash equivalents	$255,884	$62,048	$193,836	312%
Notes receivable, net	21,088	2,090	18,998	909%
Accounts receivable, net	103,472	71,840	31,632	44%
Other receivables	30,387	8,569	21,818	255%
Inventories	146,626	205,095	(58,469)	-29%
Prepayments	69,537	20,640	48,897	237%
Other current assets	20,761	29,222	(8,461)	-29%
Current liabilities:
Short-term borrowings from banks	20,339	21,268	(929)	-4%
Notes payable	157,109	22,499	134,610	598%
Accounts payable	70,000	242,250	(172,250)	-71%
Other payables	556,163	271	555,892	*
Accrued liabilities	145,951	84,853	61,098	72%
Due to related parties	1,775,314	1,143,767	631,547	55%
Other current liabilities	2,370	3,336	(966)	-29%
Working capital:
Total current assets	647,755	399,504	248,251	62%
Total current liabilities	2,727,246	1,518,244	1,209,002	80%
Working capital	(2,079,491)	(1,118,740)	(960,751)	86%

*           The percentage is not included as not providing meaningful information.

Our working capital deficiency increased $1.0 million to $(2.1) million at February 28, 2010 from a working capital deficiency of $(1.1) million at February 28, 2009.

We have financed our operations principally through the capital markets as well as loans from company officers and directors. During the fiscal year ended February 28, 2010, we raised gross proceeds of $1,114,860 from the private placement of our common stock.  We used these funds for working capital.  Subsequently, between March 29 and April 28, 2010, the Company issued an aggregate of 1,134,823 shares of common stock at $0.71 per share to four investors pursuant to purchase agreements, for an aggregate sales price of $805,724.

We have also relied significantly on loans form our officers and directors.  As of February 28, 2010, we owned a total of approximately $1.8 million to related parties – our chief executive officer, one of our directors and the president of one of our subsidiaries.  This amount includes approximately $1.1 million which was outstanding at February 28, 2009 and $0.5 million which borrowed in the year ended February 28, 2010. The borrowings do not bear interest and are payable on demand.

During the year ended February 28, 2010, we incurred net losses of approximately $2,600,000.  In addition, we had a negative cash flow in operating activities amounting approximately $1,250,000 in the year ended February 28, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. However, as a result of the Company’s loss for the year ended February 28, 2010, the need for the Company to restate prior year’s financial statements, the absence of financial controls, the Company’s low stock price and the absence of a strong market for the Company’s common stock, the Company may difficulty raising additional funds in the equity market.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Net cash flow used in operating activities was $1.2 million in fiscal 2010 as compared to net cash flow used in operating activities was $0.4 million in fiscal 2009, a decrease of $0.9 million. Net cash flow used in operating activities in fiscal 2010 was mainly due to our net loss of $2.6 million, an increase in issuance of common shares and warrants for professional services of $1.2 million, an increase in accounts payable of $0.2 million and a decrease in notes payable of $0.1millions. Net cash flow used in operating activities in fiscal 2009 was mainly due to our net loss of $0.4 million, the decrease in inventories of $0.2 million, and a decrease in accounts payable of $0.2 million.

Net cash flow used in investing activities was $0.2 million for 2010 and $0.07 million for 2009. For 2010 and 2009, the cash flow used in investing activity was primarily to purchase of property and equipment. For 2010, the cash flow used in acquisition of additional property and equipment was $0.2 million. For 2009, the cash flow used in acquisition of additional properties and equipments was $0.05 million.

Net cash flow provided by financing activities was $1.7 million for 2010. We received proceeds from issuance of shares at the amount of 1.1 million, and proceeds from related parties at the amount of $0.5 million. Net cash flow provided by financing activities was $0.5 million for  2009. For 2009, we received proceeds from related parties at the amount of 0.6 million.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable for smaller reporting companies.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements begin on page F-1.

XODTEC LED, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Xodtec LED, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Xodtec LED, Inc. and Subsidiary as of February 28, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended February 28, 2010. Xodtec LED, Inc. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xodtec LED, Inc. and Subsidiary as of February 28, 2010 and 2009, and the results of its operations and its cash flows for the years ended February 28, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant operating losses, has serious liquidity concerns and may require additional financing in the foreseeable future. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SIMON & EDWARD, LLP

City of Industry, California
July 15, 2010

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	February 28,
	2010	2009
		Restated
ASSETS
Current assets
Cash and cash equivalents	$255,884	$62,048
Notes receivable, net	21,088	2,090
Accounts receivable, net	103,472	71,840
Other receivables	30,387	8,569
Inventories	146,626	205,095
Prepayments	69,537	20,640
Other current assets	20,761	29,222
Total current assets	647,755	399,504

Property and equipment, net	631,773	69,240
		-
Other Assets
Deposits	65,965	41,317
Deferred assets	495,234	27,227

Total assets	$1,840,727	$537,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings from banks	$20,339	$21,268
Notes payable	157,109	22,499
Accounts payable	70,000	242,250
Other payable	556,163	271
Accrued liabilities	145,951	84,853
Due to related parties	1,775,314	1,143,767
Other current liabilities	2,370	3,336

Total current liabilities	2,727,246	1,518,244

Long-term liability
Borrowings from banks	30,582	-

Total liabilities	2,757,828	1,518,244
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares;	22,430	803,470
22,430,004 outstanding shares, at par value 0.001)		-
Subscription receivable	(130,000)	-
Additional paid in capital	3,677,767	-
Accumulated deficit	(4,445,123)	(1,862,553)
Accumulated other comprehensive gain - translation adjustments	(42,175)	78,127

Total stockholders' equity	(917,101)	(980,956)
Total liabilities and stockholders' equity	$1,840,727	$537,287

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME

	Year ended February 28,
	2010	2009
		Restated

Revenue	$991,645	$1,214,842

Cost of sales	845,904	778,092

Gross profit	145,741	436,750

Selling, general and administrative expenses	2,577,742	829,231

Net operating loss	(2,432,001)	(392,481)

Other income (expense)
Interest income	288	221
Interest expense	(2,457)	(5,352)
Gain(loss) on exchange	3,281	(113)
Impairment loss on property and equipment	(152,431)	-
Other income (expense)	750	2,949
Total other loss	(150,569)	(2,296)

Net loss before income taxes	(2,582,570)	(394,777)

Income taxes	-	-

Net loss	$(2,582,570)	$(394,777)

Translation adjustments	(120,302)	118,682

Comprehensive loss	$(2,702,872)	$(276,095)

Net loss per share
- Basic and Diluted	$(0.13)	$(0.02)

Weighted average common shares outstanding
- Basic and Diluted	19,421,374	16,000,002

The accompanying notes are an integral part of the financial statements.

*Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
						Accumulated other comprehensive
			Subscription receivable	Additional Paid in Capital
	Common Stock
	Number of shares	Amount			Accumulated Deficit	gain - translation adjustments	Total

Balance, March 1, 2008	-	$803,470	$-	$-	$(1,467,776)	$(40,555)	$(704,861)

Net loss	-	-	-	-	(394,777)	-	(394,777)
Translation adjustments	-	-	-	-	-	118,682	118,682

Balance, February 28, 2009	-	803,470	-	-	(1,862,553)	78,127	(980,956)

Recapitalization on reverse acquisition	44,380,002	(759,090)	-	759,090	-	-	-
Cancelled 27,000,000 shares of common stock	(27,000,000)	(27,000)	-	27,000	-	-	-
Issuance of common shares for services in connection with reverse merger	1,500,002	1,500	-	448,500	-	-	450,000
Issuance of common shares for professional service	1,550,000	1,550	-	1,011,450	-	-	1,013,000
Issuance of common shares	2,000,000	2,000	(130,000)	1,242,860	-	-	1,114,860
Stock-based compensation	-	-	-	188,867	-	-	188,867
Net Income	-	-	-	-	(2,582,570)	-	(2,582,570)
Translation adjustments	-	-	-	-	-	(120,302)	(120,302)

Balance, February 28, 2010	22,430,004	$22,430	$(130,000)	$3,677,767	$(4,445,122)	$(42,176)	$(917,101)

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28,
	2010	2009
		Restated
Cash Flows from operating activities:
Net (loss)	$(2,582,570)	$(394,776)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	52,111	41,541
Issuance of common shares or warrants for professional services	1,155,367	-
Impairment loss on property and equipment	152,431	-
Loss on disposal of property and equipment	5,045	-
(Increase) Decrease in assets:
Notes receivable	(18,409)	(1,397)
Accounts receivable	(24,555)	(35,186)
Other receivables	(20,591)	11,002
Inventories	75,519	(216,594)
Prepayments	(1,973)	(14,078)
Other current assets	10,886	(16,374)
Deposits	(20,441)	2,608
Decrease (Increase) in liabilities:
Notes payable	129,748	18,877
Accounts payable	(190,200)	220,421
Other payable	7,862	(3,508)
Accrued liabilities	52,235	16,505
Other current liabilities	(24,887)	(4,549)

Net cash used in operating activities	(1,242,422)	(375,507)

Cash Flows from Investing activities:
Proceeds from disposal of property and equipment	4,174	-
Increase in deferred assets	(29,365)	(17,279)
Purchase of property and equipment	(206,335)	(51,511)
Net cash used in investing activities	(231,526)	(68,790)

Cash flows from financing activities:
Proceeds from borrowings from banks	27,127	(98,416)
Proceeds from related parties	516,152	584,584
Proceeds from issuance of shares	1,114,860	-

Net cash provided by financing activities	1,658,139	486,168

Effect of exchange rate changes on cash and cash equivalents	9,645	(6,988)

Net increase in cash and cash equivalents	193,836	34,883
Cash and cash equivalents, beginning of the year	62,048	27,165

Cash and cash equivalents, end of the year	$255,884	$62,048

Supplemental disclosures of cash flow information:
Interest paid	$2,457	$5,352
Income taxes paid	$-	$-

Supplemental disclosures of cash flow for non-cash transaction:
Common stock	$1,150	$-
Additional paid-in capital	$495,350	$-
Prepayments	$45,000	$-
Deferred assets	$451,500	$-
Property and equipment	$547,836	$-
Other payable	$547,836	$-

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Xodtec LED, Inc.  (“Company”) is a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  On June 28, 2009, the Company’s corporate name was changed to “Xodtec Group USA, Inc.” and on May 17, 2010 the Company’s corporate name was changed to “Xodtec LED, Inc.”

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

Simultaneously with the reverse acquisition, the Company’s then principal stockholder transferred to the Company for cancellation, without consideration, 27,000,000 shares of common stock owned by him.

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

The Company has the following operating subsidiaries:
-	Xodtec Technology Co., Ltd., was set up on February 5, 2005 and is mainly engaged in LED lighting ODM/OEM and distribution business.

-	UP Technology Co., Ltd., was set up on January 9, 1997 and is mainly engaged in LED lighting product distribution in Taiwan market.

-	Targetek Technology Co., Ltd., was set up on March 26, 1997 and is mainly engaged in professional translation business.

Restatement of Prior Financial Statements

The Company’s financial statements at February 28, 2009 and for the year then ended have been restated to reflect corrections in the statements previously provided.

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

The Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 225,000,000 shares of common stock, par value $0.001 per share.  The board of directors has broad discretion in determining the rights, preferences and privileges of the holders of one or more series of preferred stock. The Company changed the par value of its preferred stock from $0.0001 to $0.001 on March 31, 2010 and restored the 10,000,000 shares of preferred stock which had previously been designated as series A convertible preferred stock to the status of authorized and unissued shares of preferred stock with no designation as to the class or series.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Segment Information

ASC 280 requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

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

Cost of Sales

The cost of sales represents, primarily, the cost of manufacturing by third party manufacturers based on contractual price, as well as warehousing costs, shipping and handling costs, and any cost related inventory adjustment, including write downs for excess and obsolete inventory.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All compounding shipping and handling costs are classified as cost of goods sold.

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible.

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values.  The Company had no lower-of-cost-or-market adjustments to its inventories for the years ended February 28, 2010 and 2009.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Major improvements and addition which can prolong the service life of fixed assets are counted as capital expenditures and recorded as fixed assets. Expenditures on regular repairs and maintenance are recorded as expenses.

Property and equipment are depreciated according to the service life and using the average method, with one-year residual value. Additions are depreciated according to their respective estimated service life. Major improvements are depreciated based on the remaining service lives of fixed assets. While assets are continually in use after the expiration of its service life, the residual values and service lives are estimated and depreciated accordingly and continually. The gain (loss) on disposal of assets is recognized as non-operating revenue (expenditure) in the period of sale or disposal.
Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Useful Lives (Years)
Transportation	5 years
Office equipment	3-6 years
Equipment for leases	12 years
Other equipment	3-6 years

Impairment of Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, Property, Plant and Equipment. The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded.

During the year ended February 28, 2010, the Company recorded an impairment loss on property and equipment of approximately $156,000 to reflect on the difference between fair market value and book value. No loss on property and equipment impairment was recorded during the year ended February 28, 2009.

Subscription Receivable

The subscription receivable reflects the sales of common stock in July 2009 for which the Company had not received payment as of February 28, 2010.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

The Company adopted ASC 740-10-25, Income Taxes- Overall-Recognition, on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the year ended February 28, 2010.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants.  Because the Company incurred losses for the years ended February 28, 2010 and 2009, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

Gain (Loss) on Exchange

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

Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiaries is NTD. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars  using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for interim financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

	Average Rate for the year
February 28,	2010	2009
Taiwan dollar (TWD)	TWD 32.78229	TWD 31.83045
United States dollar ($)	$1.00	$1.00

	Exchange Rate at
February 28,	2010	2009
Taiwan dollar (TWD)	TWD 32.08700	TWD 35.01050
United States dollar ($)	$1.00	$1.00

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Share Based Expenses

ASC 718 requires a public entity to expense the cost of employee and non-employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company expenses share-based costs in the period incurred.

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended February 28, 2010, the Company incurred net losses of approximately $2,600,000.  In addition, the Company had a negative cash flow in operating activities amounting approximately $1,250,000 in the year ended February 28, 2010, and the Company’s accumulated deficit was approximately $4,400,000 as of February 28, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. However, as a result of the Company’s loss for the year ended February 28, 2010, the need for the Company to restate prior year’s financial statements, the absence of financial controls, the Company’s low stock price and the absence of a strong market for the Company’s common stock, the Company may difficulty raising additional funds in the equity market.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued three related staff positions to clarify the application of FASB ASC 820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.

•
FASB ASC 820 (Transitional 820-10-65-4)—which provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

•
FASB ASC 320—which modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

•
FASB ASC 820-10-50—which requires disclosures of the fair value of financial instruments within the scope of FASB ASC 820 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

In June 2009, the Financial Accounting Standards Board (‘‘FASB’’) issued its final Statement of Financial Accounting Standards (‘‘SFAS’’) No. 168, ‘‘The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162’’ (‘‘SFAS No. 168’’). SFAS No. 168 established the FASB Accounting Standards Codification (‘‘ASC’’) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance in the ASC carries an equal level of authority. The ASC supersedes all previously existing non-SEC accounting and reporting standards. The ASC simplifies user access to all authoritative U.S. GAAP by reorganizing previously issued U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure, without creating new accounting and reporting guidance. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009; accordingly, we adopted the ASC in the third quarter of fiscal 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. For the discussion herein, we refer to ASC citations that relate to ASC Topics and their descriptive titles, as appropriate, and no longer refer to citations that relate to accounting pronouncements superseded by the ASC.

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The adoption of ASC 860 had no impact on the Company’s Consolidated Financial Statements.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact to the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, which provides additional guidance under the Fair Value Measurements and Disclosures Topic, ASC 820-10 Application to Liabilities. The guidance clarifies that the quoted price for the liability when traded as an asset in an active market is a Level 1 measurement, when no adjustment to the quoted price is required. In the absence of a Level 1 (quoted price) measurement, an entity must use one or more valuation techniques to estimate fair value in a manner consistent with the principles in ASC 820. The Company does not expect adoption of this guidance to have an impact on the Company’s consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 605), or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of Accounting Standards Codification (ASC) Subtopic 605-25. The consensus in ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The present standard requires that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. In addition, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe this guidance will have a material impact on its financial position or results of operations.

In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605. The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company does not expect adoption of this guidance to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU 2009-15 regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

NOTE 5 - REVERSE ACQUISITION

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

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share expired unexercised on October 23, 2009, warrants to purchase 500,000 shares of common stock at $1.00 per share expire on April 23, 2011, and (ii) warrants to purchase 800,000 shares of common stock at $1.50 per share expire on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% ~0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 1.5 years and 1.5 years.

The Company issued the shares and warrants issued Dragonfly and Unise, as described in the preceding paragraphs, for consulting service. The value of the shares and warrants were included in general and administrative expenses in the year ended February 28, 2010.

NOTE 6 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

The issuance of stock in connection with the reverse acquisition and other stock issuances which were concurrent with the reverse acquisition are described in Note 5.

On June 30, 2009 the Company entered into a financial advisory agreement with Jin Chih International Corp. to provide financial consulting services in consideration for 800,000 shares of common stock.

On July 8, 2009, the Company issued and sold 1,000,000 shares of common stock to certain investors for a cash price of $0.65 per share and a total amount of $650,000.  As of February 28, 2010, the Company had received $520,000, and the balance of $130,000 had not been received and is treated as a subscription receivable.

During September, 2009, the Company issued 350,000 shares of its common stock, valued at $469,000, to Emerging Equity Advisors for professional services.

On October 5, 2009, the Company sold to one investor, for $700,000, 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share.  Pursuant to the subscription agreement, the Company agreed that, for 18 months thereafter, it would not issue any class or debt or equity which could be convertible into common stock.  If the Company issues common stock to any investor at a price of less the $0.70 per share, then the Company would issue to the investor such number of additional shares which equals to the amount of the investor’s purchase ($700,000) by the difference between $0.70 per share and the purchase price paid in the subsequent offering. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate at 1.24%; dividend yield at 0%; expected volatility at 72% and term of 2.5 years.  The value of the Warrants was $435,493.

The warrants are exercisable until September 25, 2012.  The holder of the warrants has cashless exercise rights, commencing September 29, 2010, except that the warrant may not be exercised on a cashless basis if the underlying shares of common stock are subject to a current and effective registration statement. The Company has the right to require the holder to exercise the warrant on 35 trading days’ notice if the volume weighted average price of one share of common stock is at least $2.50 and the trading volume is at least 50,000 shares, in each case for 25 consecutive trading days ending before the Company gives notice of its demand in exercising the warrant. The warrant also prohibits exercise to the extent that such exercise would result in the holder and the affiliates of the holder beneficially owning more than 4.9% of the Company’s common stock, with beneficial ownership being determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.  The Company has not treated the warrants as derivatives under ASC Topic 815, Subtopic 40 since there is no monetary equivalence to the holder.

On November 19, 2009, the Company entered into a contract with a consultant pursuant to which consultant is to provide management and business assistance to the Company for a three-year period.  Pursuant to the agreement, the Company issued 600,000 shares of common stock to the consultant.  The value of the shares, $570,000, based on the closing price of the common stock at $0.95 on November 19, 2009, is being amortized over the three-year term of the contract, commencing on December 1, 2009.  In the event of the termination of the contract, the unamortized shares are forfeited. On February 16, 2010, both parties agreed to terminate the consulting agreement entered into and executed on November 19, 2009.  The consultant agreed to forfeit the 550,000 unamortized shares.   As such, the consultant further agreed to send to the Company’s transfer agent within 15 business days the unamortized shares for cancellation. On February 16, 2010, the Company and consultant entered into a new agreement to provide management and business assistance to the Company for a three-year period.  Pursuant to the agreement, the Company issued 1,050,000 shares of common stock to the aforementioned consultant.  The value of the shares, $451,500, based on the closing price of the common stock at $0.43 on February 16, 2010, is being amortized over the three-year term of the contract, commencing on March 1, 2010.  In the event of the termination of the contract, the unamortized shares are forfeited.

On February 23, 2010, the Company issued 100,000 restricted shares of its common stock (approximately $45,000) to Prostep International Corp. for the services provided in connection with a trade show.

Warrant activity for the year ended February 28, 2010, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2009
Granted	2,750,000	$1.30
Exercised	-
Cancelled	-
Forfeited or expired	(200,000)	$0.65
Balance at February 28, 2010	2,550,000	$1.35

The following table summarizes the shares of common stock issuable upon exercise of warrants outstanding at February 28, 2010:
Exercise Price	Outstanding at February 28, 2010	Weighted Average Remaining Contractual Live (Years)	Number Exercisable at February 28, 2010
$1.00	750,000	1.15	750,000
$1.50	1,800,000	1.95	1,800,000

NOTE 7 – INVENTORIES

As of February 28, 2010 and 2009, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	February 28, 2010	February 28, 2009
Raw Material	$76,044	$-
Work-in-process	11,269	10,220
Finished goods	59,313	194,875

	$146,626	$205,095

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 28,
	2010	2009
Transportation	$ -	$5,555
Office equipment	66,365	100,683
Equipment for leases	755,681	-
Other equipment	4,016	36,295
Total property and equipment	826,062	142,533
Accumulated depreciation	(38,555)	(73,293)
Accumulated impairment	(155,734)	-
Total property and equipment, net	$ 631,773	$69,240

Depreciation and amortization expenses during the years ended February 28, 2010 and 2009 were $52,111 and $41,541, respectively.

NOTE 9 – DEFERRED ASSETS

Deferred assets consisted of the following:

	February 28,
	2010	2009
Long-term prepaid professional fee	$451,500	$-
Other long-term prepaid expenses	43,734	27,227
Total deferred assets	$495,234	$27,227

NOTE 10 - SHORT-TERM BORROWINGS FORM BANKS

Short-term borrowings from banks consisted of the following at February 28, 2010 and 2009.

	February 28,
	2010	2009
First Bank, interest at 4.94%, maturity date 7/1/2012	$50,921	$-
HSBC, interest at 5.35%, maturity date 3/24/2009	-	866
Chang Hwa Bank, interest at 6.19%, maturity date 7/15/2009	-	20,402
Total	50,921	21,268
Current portion	$20,339	$21,268
Long-term portion	$30,582	$-

NOTE 11 - INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company pays income taxes under the laws of the Republic of China (Taiwan).  For the years ended February 28, 2010 and 2009, there were no income tax expense.

NOTE 12 - RELATED PARTY TRANSACTIONS

-	Due from related parties

During the year ended February 28, 2010, the Company sold products in the amount of $19,000 to Chunghwa Energy Saving Technology CO., LTD. (“ Chunghwa”). The president of Chunghwa is the president of UP, one of the Company’s subsidiaries.

-	Due to related parties

As of February 28, 2010, and 2009, the Company borrowed from its CEO, in the aggregated amount of $337,155 and $112,541, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

As of February 28, 2010, and 2009, the Company borrowed from one of the Company’s director, the aggregated amount of $1,332,187 and $906,403, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

As of February 28, 2010, and 2009, the Company borrowed from the president of the Company’s subsidiary, UP, the aggregated amount of $105,972 and $124,823, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

As of February 28, 2010, the Company had accounts payable amounted of $26,075 to Chunghwa. For the year ended February 28, 2010, the Company purchased approximately $48,000 from Chunghwa.

NOTE 13 - CONCENTRATION

-	Major customers

The following table provides information as to sales to each customer who accounted for at least 10% of the Company’s revenue for the years ended February 28, 2010 and 2009, respectively, and the accounts receivable from such customers:

	Revenue Year Ended February 28,		Percentage of Total Revenue	Accounts Receivable At February 28,
2010
-Customer A	$122,011		12%	$-	*

2009
-Customer A	-	*	0%	-	*
-Customer B	249,533		21%	25
-Customer C	119,937		10%	10,998

*  Less than 10%

Substantially all of the Company's revenue is derived from sales of LED lighting products.  Any significant decline in market acceptance of the Company's products or in the financial condition of the Company's existing customers could impair the Company's ability to operate effectively

-	Major suppliers

During the 12 months ended February 28, 2010 there were no vendors that individually accounted for 10% or more of the Company’s total purchases. The following table provides information as to purchase to each supplier who accounted for at least 10% of the Company’s purchase for the years ended February 28, 2009, and the accounts payable from such suppliers:

	Purchase Year Ended February 28, 2009	Accounts Payable At February 28, 2009
2009
-Vendor A	$88,093	$-
-Vendor B	293,259	215,239
-Vendor C	156,928	5,400

NOTE 14 - COMMITIMENTS AND CONTINGENCIES

The Company rent offices under several operating leases. The Company minimum rent for the future is following as:

Twelve months ending	Amounts
February 28, 2011	$174,289
February 28, 2012	$114,271

The Company restated its financial statements at February 28, 2009 and for the year then ended, and will restate the financial statements for each quarter in the fiscal year ended February 28, 2010.  The revenue and results of operations for the year ended February 28, 2010 reflect a significant negative change from the information provided for the quarters in that year.  The Company cannot determine whether it will incur any liability as a result of such restatement.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, and at February 28, 2010 and 2009 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2009	$78,127
Change for 2009	(120,302)

Balance at February 28, 2010	$(42,176)

NOTE 16 - SUBSEQUENT EVENTS

Between March 29 and April 28, 2010, the Company issued an aggregate of 1,134,823 shares of common stock at $0.71 per share to four investors pursuant to purchase agreements, for an aggregate sales price of $805,724.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 25, 2010, the board of directors of Xodtec Group USA, Inc. (the “Company”) dismissed Brock, Schechter & Polakoff, LLP (“BSP”), as its registered independent accounting firm, and selected Simon & Edward, LLP (“Simon & Edward”) to serve as the Company’s independent registered accounting firm for the year ending February 28, 2010.

BSP audited the financial statements of the Company’s subsidiaries, UP-Tech Technology Co., Ltd. and Targetek Technology Co., Ltd. for the years ended December 31, 2008 and 2007 and the financial statements of our subsidiary Xodtec Technology, Inc. for the year ended December 31, 2008.  During the Company’s two most recent fiscal years and any subsequent interim period through the date of dismissal, there were no disagreements with BSP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BSP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

During the two most recent fiscal years and through the date of our engagement with Simon & Edward, we did not consult with Simon & Edward regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Prior to engaging Simon & Edward, Simon & Edward did not provide our company with either written or oral advice that was an important factor considered by the Company in reaching a decision to change our independent registered public accounting firm.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2010.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of February 28, 2010, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

We became a reporting company in April 2009.  At the end of our most recent fiscal year, February 28, 2009, and until April 2009, when we completed the reverse acquisition, we were operating as three privately-owned companies whose operations were not consolidated for financial reporting purpose.  Our business is located in the Republic of China and our products are manufactured for us by third parties in the People’s Republic of China. We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending February 28, 2009. During almost all of 2009 our internal accounting staff was primarily engaged in ensuring compliance with ROC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2009 to address these deficiencies, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the ROC, management has determined that they require additional training and assistance in US GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of February 28, 2010.

At or about the completion of the reverse acquisition, we entered into agreements with consultants pursuant to which we issued equity securities for services rendered.  Subsequent to the reverse acquisition, we completed a financing in which we issued stock and warrants.  These events presented complex accounting issues which were new to our financial staff.  Furthermore, we do not have a large accounting department and it has been difficult for us to hire qualified personnel who understand English and Chinese and are familiar with both U.S. GAAP and Republic of China GAAP.  Additionally, from the completion of the reverse acquisition until January 2010, our chief financial officer was the wife of our chief executive officer.  Further, in the course of preparing our annual financial statements, we learned that we were not able to adequately document key accounting items, including our revenue and cost of revenue.  As a result, our revenue for the year, of $991,000, was significantly less than the $11.5 million which was reported for the nine months ended November 30, 2009, with the result that we had a loss of $2.6 million for the fiscal year ended February 28, 2010, as compared with reported net income of $753,000, and we restated our financial statements for the year ended February 28, 2009.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors.  We expect resolution of these matters may take several months.  Accordingly, based on the foregoing, the certifying officers have concluded that our disclosure controls and procedures are not effective at this time.

We also intend to elect additional directors, who will be independent and one of whom could serve as the audit committee financial expert. We believe that the appointment of such directors will strongly influence our management in establishing the necessary controls.

However, due to our size and nature, the segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Yao-Ting Su	46	Chairman, Chief Executive Officer and Director
Chao-Wu Chou	52	President, Chief Operating Officer. and Director
Pi-Chu Lin	36	Chief Financial Officer
Hui-Yun Lo	46	Director

Yao-Ting Su has been our Chairman since April 2009 and chief executive officer since January 2010.  Mr. Su served as the Company’s president, from April 2009 until April 2010. Mr. Su received a Bachelor’s Degree from Soochow University (Taipei, Taiwan) and was the Valedictorian of the Air Defense Missile School of the United States Army in Fort Bliss, Texas.  Mr. Su also served in the Army of Taiwan from 1979 to 1981.

Chao-Wu Chou has been our President and chief operating officer since January 2010 and director since April 2009.  Mr. Chou was our chief executive officer from April 2009 until January 2010. Mr. Chou received a Masters Degree from National Chiao Tung University (Taiwan) and his Bachelor’s Degree from National Taiwan University of Science and Technology.

Pi-Chu Lin has been our chief financial officer since January 2010.  Ms. Lin served as vice manager of the Company's financial and accounting department from July 2009 until January 2010, when she was appointed chief financial officer. Prior to Ms. Lin's employment with the Company, she was employed at Her-Mei Electronic from April 2007 to July 2009 serving as manager of the management accounting department where she was responsible for tax planning, internal auditing, financial analysis, and personnel management. From December 2005 until March 2007, Ms. Lin was employed at Orter Technologies Inc. as controller.  From August 2003 to November 2005, Ms. Lin served as accounting manager for San Jose Navigation, Inc., a GPS hardware and turnkey solution manufacturer. Ms. Lin received her undergraduate degree from Jinwen University of Science and Technology.

Hui-Yun Lo has been a director since January 2010.  Ms. Lo has served as president of the Company’s subsidiary, Xodtec Technology Co., Ltd., since February 2005.  Prior to Ms. Lo’s employment with the Company, she served as President of Dzone Biotechnology Co., Ltd. from 2004 to August 2005.  Ms. Lo studied at the National Taipei College of Business.

We have no audit, compensation or nominating committee. The functions of these committees are performed by the board of directors. The company does not have an independent director. Our board of directors has determined we do not have a member who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is defined in Item 407(a)(1) of Regulation S-K. Our board of directors is in the process of searching for a suitable candidate for this position.

None of our officers or directors are related.

Code of Ethics

We have not adopted a code of ethics as of the date of this report

Board Attendance

During 2010, the board of directors held twelve meetings.  The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.  Each director attended at least 75% of the board meetings held while he or she was a director.

Board Leadership and Risk Oversight

Our Chief Executive Officer also serves as Chairman of the Board. We have two other directors, neither of whom is independent. The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing, approving, and overseeing risks arising from proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

•
monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Nominating Procedures

During the fiscal year ended February 28, 2010 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Section 16 Beneficial Ownership Compliance

Not applicable.

ITEM 11.          EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended February 28, 2010 and 2009 by each person who served as chief executive officer and chief financial officer during 2010. One officer received compensation of $100,000 or more during 2010 or 2009.

 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary		Bonus		All Other Compensation		Total
Yao-Ting Su, chief executive officer	2010 2009	$ $	111,548.30 61,843.30	$ $	-- --	$ $	-- --	$ $	111,548.30 61,843.30

Chao-Wu Chou, President and chief operating officer	2010 2009	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --

Pi-Chu Lin, chief financial officer	2010 2009	$ $	12,358.26 --	$ $	-- --	$ $	-- --	$ $	12,358.26 --

Hui-Yu Che, former chief financial officer	2010 2009	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --

Hui-Yu Che was chief financial officer until January 2010.

Executive Employment Contracts

We have no employment agreements with any of our officers.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information at to shares of common stock beneficially owned as of July 19, 2010, by:

•	each director and nominee for director;

•	each officer named in the summary compensation table our Form 10-K for the year ended February 28, 2010;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage of Class (1)
Yao-Ting Su	2,954,000	13.17%
Hui-Yun Lo	2,798,001	12.47%
Chao-Wu Chou
Pi-Chu Lin
Barron Partners, L.P.	1,665,001	7.42%
Ta-Ming Wu	1,500,000	6.69%
Yu-Ching Huang	1,174,047	5.23%
All officers and directors as a group (2 persons owning stock)	5,752,001	25.64%

(1)           The percentages are based upon 22,430,004 shares of common stock outstanding on July 19, 2010.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of February 28, 2010, and 2009, the Company borrowed from its CEO the aggregated amount of $337,155 and $112,541, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

As of February 28, 2010, and 2009, the Company borrowed from one of the Company’s directors the aggregated amount of $1,332,187 and $906,403, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

As of February 28, 2010, and 2009, the Company borrowed from the president of the Company’s subsidiary, UP, the aggregated amount of $105,972 and $124,823, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

As of February 28, 2010, the Company had accounts payable amounting to $26,075 to Energy Saving Technology Co., Ltd.(“ Chunghwa”). For the year ended February 28, 2010, the Company purchased approximately $48,000 from Chunghwa. During the year ended February 28, 2010, the Company also sold certain products in the amount of $19,000 to Chunghwa. The president of Chunghwa is also the president of UP, one of the Company’s subsidiaries.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by Brock, Schechter & Polakoff, LLP and Simon & Edward

The following is a summary of the fees for professional services rendered by Brock, Schechter & Polakoff, LLP and Simon & Edward for the fiscal years 2009 and 2010.

	Simon & Edward	Brock, Schechter & Polakoff, LLP
Fee Category	2010	2010	2009
Audit fees	$135,000	$7,500	$30,000
Audit-related fees
Tax fees
Other fees
Total Fees	$135,000	$7,500	$30,000

Audit fees.    Audit fees represent fees for professional services performed by Simon & Edward for the audit of our 2010 annual financial statements and Brock, Schechter & Polakoff, LLP for the audit of our 2009 annual financial statements and the review of our the financial statements for the first, second and third quarters of 2009, as well as services that are normally provided in connection with statutory and regulatory filings or engagements, including the audit of the financial statements of Sparking Events and review of our current report on Form 8-K relating to the reverse acquisition.

Audit-related fees.    We did not incur any other fees for services performed by Brock, Schechter & Polakoff, LLP and Simon & Edward.

Tax Fees.      We did not incur any fees for tax services during 2010 or 2009.

Other fees.     Brock, Schechter & Polakoff, LLP and Simon & Edward did not receive any other fees during 2008 and 2007.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement among Sparking Events, Inc., Adam Gordoy Borges Dos Santo, APlus International Ltd., and the shareholders of APlus International Ltd., dated April 10, 2009 (1)
3.1	Bylaws of the Company (1)
3.2	Amended and Restated Articles of Incorporation of the Company, as filed with the State of Nevada (3)
10.1	Agreement with Dragonfly Capital. LLC (2)
10.2	Form of Regulation S Stock Purchase Agreement (4)
10.3	Form of Regulation S Stock Purchase Agreement (4)
10.4	Form of Regulation S Stock Purchase Agreement, dated March, 2010 (5)
10.5	Securities Exchange Agreement between APlus International, Ltd. and. Xodtec Technology Co., Ltd. dated April 1, 2009 (1)
10.6	Securities Exchange Agreement between APlus International, Ltd. and Targetek Technology Co., Ltd. dated April 1, 2009 (1)
10.7	Securities Exchange Agreement between APlus International, Ltd. and UP Technology Co., Ltd. dated April 1, 2009 (1)
21	List of subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Incorporated by reference to the Form 8-K filed by the Company on April 24, 2009.
(2)	Incorporated by reference to the Form S-1/A filed by the Company on August 25, 2009.
(3)	Incorporated by reference to the Form 8-K filed by the Company on March 31, 2010.
(4)	Incorporated by reference to the Form 8-K filed by the Company on July 10, 2009.
(5)	Incorporated by reference to the Form 8-K filed by the Company on May 7, 2010.

* filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XODTEC LED, INC.

Date: July 19, 2010	By:	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated. Each person whose signature appears below hereby authorizes Yao-Ting Su as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Yao-Ting Su	Chief Executive Officer and Director	July 19, 2010
Yao-Ting Su	(Principal Executive Officer)

/s/ Pi-Chu Lin	Chief Financial Officer	July 19, 2010
Pi-Chu Lin	(Principal Financial and Accounting Officer)

/s/ Hui-Yun Lo	Director	July 19, 2010
Hui-Yun Lo