Form 10-Q
period 2010-05-31
XODTEC LED, INC.
filed 2010-07-20
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

XODTEC LED, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2F, No.139, Jian 1st Rd., Jhonghe City,
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

The number of shares of registrant’s common stock outstanding, as of July 1, 2010 was 23,564,827.

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended May 31, 2010

-i-

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended February 28, 2010, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

-ii-

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,	February 28
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$139,820	$255,884
Restricted cash	26,713	-
Notes receivable	3,020	21,088
Accounts receivable	155,643	103,472
Other receivables	34,617	30,387
Inventories, net	198,143	146,626
Prepayments	36,969	69,537
Other current assets	26,212	20,761
Total current assets	621,137	647,755

Property and equipment, net	629,557	631,773
		-
Other Assets
Deposits	69,214	65,965
Deferred assets	466,492	495,234

Total assets	$1,786,400	$1,840,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings from banks	$48,660	$20,339
Notes payable	89,675	157,109
Accounts payable	73,251	70,000
Other payable	450,450	556,163
Accrued liabilities	191,396	145,951
Due to related parties	1,631,159	1,775,314
Other current liabilities	12,632	2,370

Total current liabilities	2,497,223	2,727,246

Long-term liability
Borrowings from banks	25,360	30,582

Total liabilities	2,522,583	2,757,828
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	23,565	22,430
23,564,827 and 22,430,004 issued and outstanding, respectively)		-
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	4,482,356	3,677,767
Accumulated deficit	(5,059,562)	(4,445,123)
Accumulated other comprehensive gain - translation adjustments	(52,542)	(42,175)

Total stockholders' equity	(736,183)	(917,101)
Total liabilities and stockholders' equity	$1,786,400	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS

	Three months ended May 31,
	2010	2009
	(Unaudited)	(Unaudited)
		(Restated)

Revenue	$243,785	$230,087

Cost of sales	175,479	219,628

Gross profit	68,306	10,459

Selling, general and administrative expenses	685,398	906,901

Net operating loss	(617,092)	(896,442)

Other income (expense)
Interest income	-	24
Interest expense	(696)	(225)
Gain(loss) on exchange	(82)	(201)
Other income (expense)	3,431	-
Total other income (expense)	2,653	(402)

Net loss before income taxes	(614,439)	(896,844)

Income taxes	-	-

Net loss	$(614,439)	$(896,844)

Translation adjustments	(10,366)	77,191

Comprehensive loss	$(624,805)	$(819,653)

Net loss per share
- Basic and Diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding
- Basic and Diluted	22,676,705	17,693,046

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2010	2009
	(Unaudited)	(Unaudited)
		(Restated)
Cash flows from operating activities:
Net (loss)	$(614,439)	$(896,844)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	25,827	7,024
Issuance of common shares or warrants for professional services	82,625	638,867
(Increase) Decrease in assets:
Notes receivable	18,272	2,172
Accounts receivable	(52,667)	(25,672)
Other receivables	(4,258)	8,910
Inventories	(51,981)	132,047
Prepayments	(12,551)	95
Other current assets	(5,498)	3,605
Deposits	(3,246)	(1,781)
Decrease (Increase) in liabilities:
Notes payable	(68,239)	6,279
Accounts payable	3,246	(88,595)
Other payable	4,362	(83)
Accrued liabilities	45,845	15,216
Other current liabilities	3,606	6,519
Net cash used in operating activities	(629,096)	(192,241)
Cash flows from investing activities:
Increase in restricted cash	(26,996)	-
Increase in long-term prepayments	(14,591)	(2,335)
Purchase of property and equipment	(129,105)	-
Net cash used in investing activities	(170,692)	(2,335)
Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	23,316	(13,624)
Proceeds from (Repayment of) related parties	(146,694)	163,550
Proceeds from issuance of shares	805,724	96,323
Net cash provided by financing activities	682,346	246,249
Effect of exchange rate changes on cash and cash equivalents	1,378	6,115
Net increase in cash and cash equivalents	(116,064)	57,788
Cash and cash equivalents, beginning of the year	255,884	62,048
Cash and cash equivalents, end of the year	$139,820	$119,836
Supplemental disclosures of cash flow information:
Interest paid	$696	$225
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Xodtec LED, Inc.  (“Company”) is a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  On June 28, 2009, the Company’s corporate name was changed to “Xodtec Group USA, Inc.” and on May17, 2010 the Company’s corporate name was changed to “Xodtec LED, Inc.”

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

The Company has the following operating subsidiaries:

-	Xodtec Technology Co., Ltd., was set up on February 5, 2005 is mainly engaged in LED lighting ODM/OEM and distribution in Taiwan business.

-	UP Technology Co., Ltd., was set up on January 9, 1997 and is mainly engaged in LED lighting product distribution in Taiwan business.

-	Targetek Technology Co., Ltd., was set up on March 26, 1997 and is mainly engaged in professional translation business.

Restatement of Prior Financial Statements

The Company’s financial statements for the three months ended May 31, 2009 have been restated to reflect corrections in the statements previously provided.

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

The Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 225,000,000 shares of common stock, par value $0.001 per share.  The board of directors has broad discretion in determining the rights, preferences and privileges of the holders of one or more series of preferred stock. The Company changed the par value of its preferred stock from $0.0001 to $0.001 on March 31, 2010 and restored the 10,000,000 shares of preferred stock which had previously been designated as series A convertible preferred stock to the status of authorized and unissued shares of preferred stock with no designation as to class or series.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended February 28, 2010. Operating results for the three-month period ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ended February 28, 2011.

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

Cost of Sales

The cost of sales represents, primarily, the cost of manufacturing by third party manufacturers based on a contract price, as well as warehousing costs, shipping and handling costs, and any cost related inventory adjustment, including write downs for excess and obsolete inventory.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company recorded $0 and $12,467 of inventory valuation reserve for obsolete or slow-moving items for the three months ended May 31, 2010 and 2009, respectively.

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
Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Useful Lives (Years)
Transportation	5 years
Office equipment	3-6 years
Equipments for leases	12 years
Other equipment	3-6 years

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

Subscription Receivable

The subscription receivable reflects the sales of common stock in July 2009 for which the Company had not received payment as of February 28, 2010 or May 31, 2010.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the year ended February 28, 2010.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for three months ended May 31, 2010 and 2009, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

	Average Rate for the three months
May 31,	2010	2009
Taiwan dollar (NTD)	NTD 31.73182	NTD 33.68054
United States dollar ($)	$1.00	$1.00

	Exchange Rate at
May 31,	2010	2009
Taiwan dollar (NTD)	NTD 32.06900	NTD 32.65000
United States dollar ($)	$1.00	$1.00

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As previously reported, during the year ended February 28, 2010, the Company incurred net losses of approximately $2,600,000.  In addition, the Company had a negative cash flow in operating activities amounting approximately $1,250,000 in the year ended February 28, 2010, and the Company’s accumulated deficit at February 28, 2010 was approximately $4,400,000. As shown in the consolidated financial statements, during the three months ended May 31, 2010, the Company incurred a net loss of approximately $615,000.  In addition, the Company had a negative cash flow in operating activities amounting approximately $630,000 in the three months ended May 31, 2010, and the Company’s accumulated deficit was approximately $5,100,000 as of May 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding could provide the opportunity for the Company to continue as a going concern. However, as a result of the Company’s significant loss for the year ended February 28, 2010, its loss for the three months ended May 31, 2010, the need for the Company to restate prior year’s financial statements, the absence of financial controls, the Company’s low stock price and the absence of a strong market for the Company’s common stock, the Company may difficulty raising additional funds in the equity market or from lenders. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 - REVERSE ACQUISITION.

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

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share expired unexercised on October 23, 2009, warrants to purchase 500,000 shares of common stock at $1.00 per share expire on April 23, 2011 and (ii) warrants to purchase 800,000 shares of common stock at $1.50 per share expire on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% ~0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 1.5 years and 1.5 years.

The Company issued the shares and warrants issued Dragonfly and Unise, as described in the preceding paragraphs, for consulting service. The value of the shares and warrants were included in general and administrative expenses for the three months ended May 31, 2009.

NOTE 6 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

On July 8, 2009, the Company issued and sold 1,000,000 shares of common stock to certain investors for a cash price of $0.65 per share and a total amount of $650,000.  As of May 31, 2010, the Company had received $520,000, and the balance of $130,000 had not been received and is treated as a subscription receivable.

Except for the securities issued in connection with, or at the time of, the reverse acquisition, which are described in Note 5, the Company did not issue any securities during the three months ended May  31, 2009. The Company issued securities during the three months ended May 31, 2010 as follows:

On February 23, 2010, the Company issued 100,000 restricted shares of its common stock (approximately $45,000) for the services provided in connection with a trade show.

During the three months ended May 31, 2010, the Company sold 1,134,823 shares of common stock to investors for a cash price of $0.71 per share and a total amount of $805,724.

Warrant activity for the three months ended May 31, 2010, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2010	2,550,000	$1.35
Granted	-
Exercised	-
Balance at May 31, 2010	2,550,000	$1.35

The following table summarizes the shares of common stock issuable upon exercise of warrants outstanding at May 31, 2010:

Exercise Price	Outstanding at May 31, 2010	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at May 31, 2010
$1.00	750,000	0.9	750,000
$1.50	1,800,000	1.7	1,800,000

NOTE 7 – INVENTORIES

As of May 31, 2010 and February 28, 2010, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	May 31, 2010	February 28, 2010
Raw Material	$126,119	$76,044
Work-in-process	9,190	11,269
Finished goods	62,834	59,313

	$198,143	$146,626

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	May 31,	February 28,
	2010	2010
Office equipment	$83,808	$66,365
Equipments for leases	756,105	755,681
Other equipment	-	4,016
Total property and equipment	839,913	826,062
Accumulated depreciation	(54,535)	(38,555)
Accumulated impairment	(155,821)	(155,734)
Total property and equipment, net	$629,557	$631,773

Depreciation and amortization expenses during the three months ended May 31, 2010 and 2009 were $25,827 and $7,024, respectively.

NOTE 9 – DEFERRED ASSETS

Deferred assets consisted of the following:

	May 31, 2010	February 28, 2010
Long-term prepaid professional fee	$413,875	$451,500
Other long-term prepaid expenses	52,617	43,734
Total deferred assets	$466,492	$495,234

NOTE 10 - SHORT-TERM BORROWINGS FORM BANKS

Short-term borrowings from banks consisted of the following at May 31, 2010 and February 28, 2010:

	May 31,	February 28,
	2010	2010
First Bank, interest at 4.94%, maturity date 7/1/2012	$45,955	$50,921
Union Bank, interest at 3.22%, maturity date 3/29/2011	28,065	-
Total	74,020	50,921
Current portion	$48,660	$20,339
Long-term portion	$25,360	$30,582

NOTE 11 - INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company pays income taxes under the laws of the Republic of China (Taiwan).  For the three months ended May 31, 2010 and 2009, there were no income tax expenses.

NOTE 12 - RELATED PARTY TRANSACTIONS

-	Due to related parties

As of May 31, 2010 and February 28, 2010, the Company had outstanding borrowings from

•	its CEO in the aggregate amounts of $413,656 and $337,155, respectively,
•	one of its director in the aggregate amounts of $1,116,564 and $1,332,187, respectively, and
•	the president of its subsidiary, UP, in the aggregate amounts of $100,939 and $105,972, respectively.

The borrowings were used for general working capital needs, and they do not bear interest and are payable on demand.

NOTE 13 - CONCENTRATION

-	Major customers

No customer accounted for 10% or more of the Company’s revenue for the three months ended May 31, 2010 or 2009, although two customers each accounted for approximately 9% of revenue in the three months ended May 31, 2010 and two different customers each accounted for approximately 9% of revenue in the three months ended May 31, 2009.

Substantially all of the Company's revenue is derived from sales of LED lighting products.  Any significant decline in market acceptance of the Company's products or in the financial condition of the Company's existing customers could impair the Company's ability to operate effectively.

-	Major suppliers

The following table provides information as to purchase to each major supplier who accounted for 10% or more of the Company’s purchases for the three months ended May 31, 2010 and 2009, respectively, and the accounts payable to such suppliers:

	Purchase Three months Ended May 31,	Accounts Payable At May 31,
2010
-Vendor A	$14,807	$-
-Vendor B	14,545	6,292

2009
-Vendor C	30,190	153,534

NOTE 14 - COMMITIMENTS AND CONTINGENCIES

The Company rent offices under several operating leases. The Company minimum rent for the future is following as:

Twelve months ending	Amounts
May 31, 2011	$156,294
May 31, 2012	$85,751

The Company restated its financial statements at February 28, 2009 and for the year then ended, and will restate the financial statements for each quarter in the fiscal year ended February 28, 2010.  The revenue and results of operations for three month periods ended May 31, 2009 reflect a significant negative change from the information provided for the quarters in that year.  The Company cannot determine whether it will incur any liability as a result of such restatement.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity and at May 31, 2010 and February 28, 2010 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2010	$(42,175)
Change for three month periods ended	(10,367)

Balance at May 31, 2010	$(52,542)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue is derived from sales of our advanced lighting products and systems.   In marketing our products, we sell LED products as stand-alone items to customers who want to purchase the LED products without any related services, and we provide project services, which include the design, implementation and related consulting services as well as the LED products.  We have recently commenced marketing our LED systems to major potential customers under a program in which our revenue is based on the savings the customer realizes from using our system rather than the customer’s existing system.  Through May 31, 2010, we have not generated any revenue from this type of sale, and we cannot assure you that we will be able to generate significant revenue from this program..

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products become commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions of which the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  During the quarter ended May 31, 2010, our gross margin was 28.0%, as compared with 4.6% for the three month periods ended May 31, 2009, primarily because Xodtec has reduced the sales of GPS products and information globalization service in Q1 2011 by increasing the sale of LED lighting products and energy-saving solutions instead. As LED lighting and energy-saving solutions generally generate higher profit margins than GPS sale and information globalization services, so our gross margins have increased in the quarter ended May 31, 2011. However, to the extent that we offer low prices for the LED products in order to generate sales and are not able to combine the low prices for the LED prices with a project which also requires our services, our ability to operate profitably will be impaired, especially to the extent that LED users do not seek services as part of a project.  We cannot assure you that we will be successful in marketing projects which require our know-how in the design of a lighting solution.

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

Prior to April 2009, we were a privately owned company, and we did not have the expenses of a public company.  During the three months ended May 31, 2009, we incurred general and administrative expenses of approximately $640,000 in connection with the reverse acquisition.  During the three months ended May 31, 2010, we incurred general and administrative expenses of approximately $100,000 as a result of being a public company, which were primarily professional expenses.

Our internal financial statements are maintained in New Taiwan Dollars “NTD”. The financial statements included in this Form 10-Q are expressed in United States dollars. The translation adjustments in expressing the financial statements in United States dollars is shown on the statements of operation as a translation adjustment, and the cumulative translation adjustment is shown as an element of stockholders’ equity.

Effect of Absence of Financial Controls; Changes from Previously Reported Results

In the course of preparing our annual financial statements, we determined that we did not have sufficient accounting controls in place in order to enable us to verify key financial items, including revenue and cost of revenue.  As a result, we incurred a net loss of $2.6 million on revenue of $992,000 for the year ended February 28, 2010, as compared with net income of $753,000 on revenue of $11.5 million for the nine months ended November 30, 2009.  We also restated our financial statements for the year ended February 28, 2009.  These problems affected each quarter during 2009, and, as a result, our financial statements for the three months ended May 31, 2009 were restated.  As originally reported, we showed net income of $724,000 on revenue of $1.2 million.  As  restated, we reported a net loss of $897,000 on revenue of $230,000.  Although we are taking steps to implement financial controls, we cannot assure you that we will be able to implement financial controls in a timely manner or that our controls will be effective.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values.  The Company had no lower-of-cost-or-market adjustments to its inventories for the three month periods ended May 31, 2010 and theyears ended February 28, 2010.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for the three month periods ended May 31, 2010 was not significant.

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated in dollars and as a percentage of revenues:

	Three Months Ended May 31,
	2010		2009
	Dollars	%	Dollars	%
Revenues	243,785	100.0%	230,087	100.0%
Cost of sales	175,479	71.98%	219,628	95.45%
Gross profit	68,306	28.02%	10,459	4.55%
Selling, general and administrative expenses	685,398	281.15%	906,901	394.16%

Net operating income (loss)	(617,092)	(253.13)%	(896,442)	389.61%
Interest expense	(696)	(0.28)%	(225)	0.10%
Gain (loss) on exchange	(82)	(0.0)%	(201)	0.09%
Other income (expense)	3,431	1.41%	0	0.0%
Income tax	0	0.0%	0	0.0%
Net income (loss)	(614,439)	(252.04)%	(896,844)	389.78%

Revenues.  Revenues for the three months ended May 31, 2010 were $243,785, an increase of $13,699 or almost 6.0% from revenues of $230,087 for the three months ended May 31, 2009.   The increase in revenue reflects tehdevelopment and sale of competitive LED lighting products in Q1 2011 in the quarter ended May 31, 2010.

Gross Profit/ Gross Margin.   For the three months ended May 31, 2010 our gross margin increased from 4.6% to 28.0%.   Our gross profit for the three months ended May 31, 2010, was $68,306, compared with $10,459 for three months ended May 31, 2009.   The increase in gross margin reflects a change in the product mix with an increase in sales of LED lighting products and energy-saving solutions. LED lighting and energy-saving solutions have higher profit margins than GPS sale and information globalization services, which accounted for most of our revenue in the quarter ended May 31, 2009.

Selling, General and Administrative Expenses.Selling, general and administrative expenses decreased from $906,901 in the quarter ended May 31, 2009 to $685,398 in the quarter ended May 31, 2010, a decrease of approximately 24.4%. This decrease reflects less expenses related to the company’s status as a publicly company.  During the quarter ended May 31, 2009, we incurred approximately $640,000 of general and administrative expenses relating to the reverse acquisition, which was completed in April 2009.  During the quarter ended May 31, 2010, we incurred general and administrative expenses of approximately $100,000 as a result of being a public company, which were primarily professional expenses.
Net Operating Loss. In the three months ended May 31 2010, our loss from operations amounted to ($617,092) as compared to a loss from operations of $896,442 for the comparable period in 2009, a decrease of approximately $279,350 or 31.2%.

Other Income. Other income was not material for the three month periods ended May 31, 2010 or 2009.

Net Loss. As a result of the foregoing, our net loss for the three month period ended May 31, 2010 was $614,439 or $(0.03) per share (basic and diluted), as compared net loss with $896,844, or $0.05 per share (basic and diluted) for the three month periods ended May 31, 2009.

Liquidity and Capital Resources:

The following table sets forth information as to the principal changes in the components of working capital from May 31, 2010 to February 28, 2010:

Category	May 31, 2010	February 28, 2010		Change (in $)	% Change
Current assets:
Cash and cash equivalents	$139,820	$255,884		$(116,064)	(45.4)%
Restricted cash	26,713		-	26,713	100.0%
Notes receivable, net	3,020	21,088		(18,068)	(85.7)%
Accounts receivable, net	155,643	103,472		52,171	50.4%
Other receivables	34,617	30,287		4,230	13.9%
Inventories	198,143	146,626		51,517	35.1%
Prepayments	36,969	69,537		(32,568)	(46.8)%
Other current assets	26,212	20,761		5,451)	26.3%

Current liabilities:
Short-term debt	48,660	20,339		28,321	139.2%
Notes payable	89,675	157,109		(67,434)	(42.9)%
Accounts payable	73,251	70,000		3,251	4.6%
Other payable	450,450	556,163		(105,713)	(19.0)
Accrued liabilities	191,396	145,951		45,445	31.1%
Due to related party	1,631,159	1,775,314		(144,155))	(8.1)%
Other current liabilities	12,632	2,370		10,262	433.0%

Total current assets	621,137	647,755		(26,618)	(4.1)%
Total current liabilities	2,497,223	2,727,246		(230,024)	(8.4)%
Working capital	(1,876,086)	(2,079,492)		203,406	(9.8)%

Our working capital deficiency decreased from a deficiency of $2,079,492 at February 28, 2010 to capital deficiency of $(1,876,086) at May 31, 2010.

We have financed our operations principally through the capital markets as well as loans from company officers and directors. During the three months ended May 31, 2010, the Company issued an aggregate of 1,134,823 shares of common stock at $0.71 per share to four investors for an aggregate sales price of $805,724.

We have also relied significantly on loans from our officers and directors.  As of May 31, 2010, we owed a total of approximately $1.6 million to related parties – our chief executive officer, one of our directors and the president of one of our subsidiaries.  The borrowings do not bear interest and are payable on demand.

During the three months ended May 31, 2010, we incurred net losses of approximately $614,000.  In addition, we had a negative cash flow in operating activities amounting approximately $629,000 in the three months ended May 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding provide the opportunity to continue as a going concern. However, as a result of our losses of approximately $2.6 million for the year ended February 28, 2010 and $614,000 for the three months ended May 31, 2010, the need for usto restate prior year’s financial statements, the absence of financial controls, our low stock price and the absence of a strong market for our common stock, we may have difficulty raising additional funds in the equity market or from lenders.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern, which adjustments, if made, would be significant.

Net cash flow used in operating activities was $629,096 in three months ended May 31, 2010 as compared to net cash flow used in operating activities of $192,241 in three months ended May 31, 2009, a decrease of $436,855. Net cash flow used in operating activities in the three months ended May 31, 2010 was mainly due to our net loss.  Net cash flow used in operating activities in the three months ended May 31, 2009 was mainly due to our net loss of $0.9 million, the increase in inventories of $0.1 million, and a increase in accounts payable of $0.1 million.

Net cash flow used in investing activities was $170,692 for the three months ended May 31, 2010 and $2,335 for the comparable period in 2009. For the three months ended May 31, 2010, the cash flow used in investing activity was primarily to purchase $129,105 in property and equipment.

Net cash flow provided by financing activities was $682,346 for the three months ended May 31, 2010. We received proceeds from issuance of shares at the amount of $805,724, and repayment of proceeds from related parties in the amount of $146,694. Net cash flow provided by financing activities was $246,249 for the three months ended May 31, 2009, which included proceeds from related parties at the amount of $163,550.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including Yao-ting Su, our chief executive officer, and Pi-Chu Lin, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of May 31, 2010.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of May 31, 2010, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of May 31, 2010.

At or about the completion of the reverse acquisition, we entered into agreements with consultants pursuant to which we issued equity securities for services rendered.  Subsequent to the reverse acquisition, we completed a financing in which we issued stock and warrants.  These events presented complex accounting issues which were new to our financial staff.  Furthermore, we do not have a large accounting department and it has been difficult for us to hire qualified personnel who understand English and Chinese and are familiar with both U.S. GAAP and Republic of China GAAP.  Additionally, from the completion of the reverse acquisition until January 2010, our chief financial officer was the wife of our chief executive officer.  Further, in the course of preparing our annual financial statements, we learned that we were not able to adequately document key accounting items, including our revenue and cost of revenue, resulting in the need to restate our financial statements for the year ended February 28, 2009 and each quarter of the year ended February 28, 2010, including the quarter ended May 31, 2009.  As originally reported, we showed net income of $724,000 on revenue of $1.2 million.  As restated, we reported a net loss of $897,000 on revenue of $230,000.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors.  We expect resolution of these matters may take several months.  Accordingly, based on the foregoing, the certifying officers have concluded that our disclosure controls and procedures are not effective at this time.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

XODTEC LED, INC.

Date:     July 20, 2010                                                                            /s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer

Date:     July 20, 2010                                                                           /s/ Pi Chu Lin
Pi Chu Lin
Chief Financial Officer