Form 10-Q
period 2010-08-31
XODTEC LED, INC.
filed 2010-10-19
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2010

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

The number of shares of registrant’s common stock outstanding, as of August 31, 2010 was 24,164,827.

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended August 31, 2010

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K as filed on July 19, 2010, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	February 28
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,572	$255,884
Notes receivable, net	39,486	21,088
Accounts receivable, net	101,741	103,472
Other receivables	33,090	30,387
Inventories, net	—	146,626
Prepayments	30,839	69,537
Other current assets	30,640	20,761
Total current assets	332,368	647,755

Property and equipment, net	660,296	631,773
		—
Other Assets
Deposits	69,140	65,965
Deferred assets	604,175	495,234

Total assets	$1,665,979	$1,840,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings from banks	$20,859	$20,339
Notes payable	71,978	157,109
Accounts payable	135,480	70,000
Other payable	448,214	556,163
Accrued liabilities	262,600	145,951
Due to related parties	2,050,043	1,775,314
Other current liabilities	44,807	2,370
Total current liabilities	3,033,981	2,727,246

Long-term liability	20,059	30,582
Total liabilities	3,054,040	2,757,828
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding
Common stock (225,000,000 authorized shares, par value $0.001 per share; 24,164,827 and 22,430,004 issued and outstanding on August 31, 2010 and February 28, 2010, respectively)	24,165	22,430
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	4,673,757	3,677,767
Accumulated deficit	(5,902,920)	(4,445,123)
Accumulated other comprehensive gain - translation adjustments	(53,063)	(42,175)

Total stockholders’ equity	(1,388,061)	(917,101)
Total liabilities and stockholders’ equity	$1,665,979	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME

	Six months ended August 31,		Three months ended August 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited) (Restated)	(Unaudited)	(Unaudited) (Restated)
Revenue	$488,438	$489,814	$244,653	$259,727

Cost of revenue	630,270	436,870	454,790	217,242

Gross profit	(141,831)	52,943	(210,137)	42,485

Selling, general and administrative expenses	1,387,327	1,269,401	701,929	362,501

Net operating income	(1,529,158)	(1,216,458)	(912,066)	(320,016)

Other income (expense)
Interest income	173	113	173	89
Interest expense	(1,370)	(1,073)	(674)	(847)
Gain (loss) on exchange	(206)	(462)	(124)	(262)
Indemnity income	69,360	—	69,360	—
Other income (expense)	3,404	517	(26)	517
Total other income (expense)	71,362	(905)	68,709	(504)

Net (loss) before income taxes	(1,457,797)	(1,217,363)	(843,358)	(320,519)

Income taxes	—	—	—	—

Net (loss)	$(1,457,797)	$(1,217,363)	$(843,358)	$(320,519)

Translation adjustments	(10,888)	(65,988)	(522)	77,191

Comprehensive (loss)	$(1,468,684)	$(1,283,352)	$(843,879)	$(243,328)

Net (loss) per share
- Basic	$(0.06)	$(0.06)	$(0.04)	$(0.02)
- diluted	$(0.06)	$(0.06)	$(0.04)	$(0.02)

Weighted average common shares outstanding
- Basic and	23,326,201	20,230,004	23,975,697	19,206,091
- diluted	23,326,201	20,230,004	23,975,697	19,206,091

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows from operating activities:
Net (loss)	$(1,457,797)	$(1,217,363)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	60,565	14,694
Issuance of common shares or warrants for professional services	130,917	638,867
Allowance for doubtful accounts	30,850	—
Loss on disposal of property and equipment	—	1,226
(Increase) Decrease in assets:
Notes receivable	(18,461)	2,198
Accounts receivable	(29,024)	(51,960)
Other receivables	(2,689)	9,017
Inventories	147,392	125,854
Prepayments	(6,309)	13,320
Other current assets	(9,906)	10
Deposits	(3,133)	(20,162)
Decrease (Increase) in liabilities:		—
Notes payable	(85,636)	102,372
Accounts payable	65,707	(105,627)
Other payable	1,964	2,041
Accrued liabilities	117,037	45,338
Other current liabilities	30,600	(1,730)

Net cash provided by (used in) operating activities	(1,027,922)	(441,906)

Cash Flows from Investing activities:
Increase in long-term prepayments	(14,505)	(20,811)
Purchase of property and equipment	(187,863)	(880)
Net cash used in investing activities	(202,368)	(21,691)

Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	(10,089)	36,165
Proceeds from loans from related parties	274,429	225,377
Proceeds from issuance of common stock	805,724	259,250

Net cash provided by financing activities	1,070,064	520,792

Effect of exchange rate changes on cash and cash equivalents	914	4,368

Net increase in cash and cash equivalents	(159,312)	61,562
Cash and cash equivalents, beginning of the year	255,884	62,048
Cash and cash equivalents, end of the year	$96,572	$123,610

Supplemental disclosures of cash flow information:
Interest paid	$1,370	$1,073
Income taxes paid	$—	$—

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Xodtec LED, Inc.  (“Company”) is a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  On June 28, 2009, the Company’s corporate name was changed to “Xodtec Group USA, Inc.” and on May17, 2010,  the Company’s corporate name was changed to “Xodtec LED, Inc.”

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

On April 1, 2009, in anticipation of the exchange agreement described in the following paragraph, APlus International, Ltd., a Nevada limited liability company (“APlus”), acquired all of the capital stock of Xodtec, Targetek and UP, pursuant to agreements with the shareholders of each of these companies and acquired a 35% interest in Radiant Sun pursuant to an agreement with the holders of 35% of the capital stock of Radiant Sun.  As a result of these agreements, the former shareholders of Xodtec, Targetek and UP and the former holders of 35% of the stock of Radiant Sun were the sole members of APlus.  Although the reverse acquisition has been completed, the Company needs to complete an application filing with the Investment Commission of the Republic of China as a result of the completion of the reverse acquisition.  The Company is in the process of completing this filing.

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

Restatement of Prior Financial Statements

The Company’s financial statements for the three and six months ended August 31, 2009 have been restated to reflect corrections in the statements previously provided.  In connection with the audit of the Company’s financial statements for the fiscal year ended February 28, 2010, the Company determined that it did not have sufficient documentation to confirm previously reported revenue or cost of sales.  As a result, operating expenses needed to be restated as well.  The following table sets forth the statement of operations of the Company for the three and six month periods ended August 31, 2009 as initially presented and as restated:

	Three Months Ended August 31, 2009		Six Months Ended August 31, 2009
	Restated	Initially Presented	Restated	Initially Presented
Revenue	$259,727	$3,006,055	$489,814	$4,174,586
Cost of sales	217,242	1,757,528	436,870	1,938,367
Gross profit	42,485	1,248,527	52,943	2,23,219
Operating expenses	362,501	490,106	1,269,401	766,857
Operating (loss) income	(320,016)	758,421	(1,216,458)	1,469,362
Other (expense) income	(504)	74	(905)	(10,228)
Net (loss) income	(320,519)	757,165	(1,217,363)	1,315,080

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended February 28, 2010. Operating results for the six-month period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ended February 28, 2011.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at the end of each quarter. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Allowance for doubtful accounts amounted to $30,716 and $0 at August 31, 2010 and February28, 2010, respectively.

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company recorded approximately $280,000 and $39,000 of inventory valuation reserve for LCM inventory adjustments for the six months ended August 31, 2010 and 2009, respectively.

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

Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Useful Lives (Years)
Transportation	5 years
Office equipment	5 years
Machinery	3-6 years
Equipments for leases	12 years
Other equipment	3-6 years

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

Subscription Receivable

The subscription receivable reflects the sales of common stock in July 2009 for which the Company had not received payment as of February 28, 2010 or August 31, 2010.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the six months ended August31, 2010.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for six months ended August 31, 2010 and 2009, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiaries is New Taiwan Dollars (NTD). Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

	Average Rate for the six months ended August 31,
	2010	2009
Taiwan dollar (NTD)	NTD 31.92033	NTD 33.28483
United States dollar ($)	$1.00000	$1.00000

	Exchange Rate at August 31,
	2010	2009
Taiwan dollar (NTD)	NTD 32.0600	NTD 32.97500
United States dollar ($)	$1.0000	$1.0000

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Share Based Expenses

ASC 718 requires a public entity to expense the cost of employee and non-employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company expenses share-based costs in the period incurred, except that if the share-based costs are incurred pursuant to a service agreement, the costs are amortized over the period of service and, any amortized costs are expensed if the agreement is terminated prior to its initial termination date.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending August 31, 2010, subsequent events were evaluated by the Company as of the date on which the unaudited consolidated financial statements were available to be issued.

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the six months ended August 31, 2010, the Company incurred a net loss of approximately $1,458,000.  In addition, the Company had a negative cash flow in operating activities amounting approximately $1,028,000 in the six months ended August 31, 2010, and the Company’s accumulated deficit was approximately $5,903,000 as of August 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding could provide the opportunity for the Company to continue as a going concern, however, the low price of the Company’s common stock, the absence of a significant market for the common stock and the need for the Company to restate prior period’s financial statements may impair the ability of the Company to raise funds in the equity markets. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605)”, which provides guidance on defining milestones under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. ASU 2010-17 shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

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

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share expired unexercised on October 23, 2009, (ii) warrants to purchase 500,000 shares of common stock at $1.00 per share expire on April 23, 2011 and (iii) warrants to purchase 800,000 shares of common stock at $1.50 per share expire on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% ~0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 1.5 years and 1.5 years.

The Company issued the shares and warrants issued Dragonfly and Unise, as described in the preceding paragraphs, for consulting service. The value of the shares and warrants were included in general and administrative expenses for the six months ended August 31, 2009.

NOTE 6 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

On July 8, 2009, the Company issued and sold 1,000,000 shares of common stock to certain investors for $0.65 per share, or a total of $650,000.  As of August 31, 2010, the Company had received $520,000, and the balance of $130,000 had not been received and is treated as a subscription receivable.

The Company issued securities during the six months ended August 31, 2010 as follows:

On February 23, 2010, the Company issued 100,000 restricted shares of its common stock (approximately $45,000) for the services provided in connection with a trade show in March 2010.

On June 29, 2010, the Company entered into contracts with two consultants pursuant to which consultants are to provide services in connection with a business development of the Company’s expansion into China for a three-year period.  Pursuant to the contracts, the Company issued 600,000 shares of common stock to the consultants.  The value of the shares, $192,000, based on the closing price of the common stock at $0.32 on June 29, 2010, is being amortized over the three-year term of the contracts commencing on July 1, 2010, with the unamortized portion being reflected as a deferred asset.  See Note 9.

During the six months ended August 31, 2010, the Company sold 1,134,823 shares of common stock to investors for $0.71 per share, or a total of $805,724.

Warrant activity for the six months ended August 31, 2010, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2010	2,550,000	$1.35
Granted	-
Exercised	-
Balance at August 31, 2010	2,550,000	$1.35

The following table summarizes the shares of common stock issuable upon exercise of warrants outstanding at August 31, 2010:

Exercise Price	Outstanding at August 31, 2010	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at August 31, 2010
$1.00	750,000	0.65	750,000
$1.50	1,800,000	1.44	1,800,000

NOTE 7 – INVENTORIES

As of August 31, 2010 and February 28, 2010, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	August 31, 2010	February 28, 2010
Raw Material	$129,662	$76,044
Work-in-process	35,129	11,269
Finished goods	113,685	59,313
Gross inventory	$278,476	$146,626
Less valuation allowance	(278,476)	-
Inventory	$-	$146,626

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	August 31,	February 28,
	2010	2010
Office equipment	$94,452	$66,365
Machinery	48,640	-
Equipments for leases	756,318	755,681
Other equipment	-	4,016
Total property and equipment	899,410	826,062
Accumulated depreciation	(83,249)	(38,555)
Accumulated impairment	(155,865)	(155,734)
Total property and equipment, net	$660,296	$631,773

Depreciation and amortization expenses during the six months ended August 31, 2010 and 2009 were $60,565 and $14,694, respectively.

NOTE 9 – DEFERRED ASSETS

Deferred assets consisted of the following:

	August 31, 2010	February 28, 2010
Long-term prepaid professional fee	$557,583	$451,500
Other long-term prepaid expenses	46,592	43,734
Total deferred assets	$604,175	$495,234

The long-term prepaid professional fees reflect the amortized portion of the value of securities issued by the Company to consultants for services renders.  The fee is amortized over the term of the contract, and, if a contract is terminated prior to its stated expiration date, the unamortized portion of the fee is expensed at that time.

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at August 31, 2010 and February 28, 2010:

	August 31,	February 28,
	2010	2010
From First Bank, interest at 4.94%, maturity date 7/1/2012	$40,918	$50,921
Total	40,918	50,921
Current portion	$20,859	$20,339
Long-term portion	$20,059	$30,582

NOTE 11 - INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company pays income taxes under the laws of the Republic of China (Taiwan).  For the six months ended August 31, 2010 and 2009, there were no income tax expenses.

NOTE 12 - RELATED PARTY TRANSACTIONS

-	Due to related parties

As of August 31, 2010 and February 28, 2010, the Company had outstanding borrowings from

●	its CEO in the aggregate amounts of $504,723 and $337,155, respectively,

●	its president in the aggregate amounts of $31,192 and $0, respectively,

●	one of its directors in the aggregate amounts of $1,256,350 and $1,332,187, respectively,

●	the president of its subsidiary, UP, in the aggregate amounts of $101,122 and $105,972, respectively, and

●	three shareholders in the aggregate amounts of $156,656 and $0, respectively.

The borrowings were used for general working capital needs, and they do not bear interest and are payable on demand.

As of August 31, 2010 and February 28, 2010, the Company had accounts payable amounted of $26,662 and $26,075, respectively, to Chunghwa.

 NOTE 13 - CONCENTRATION

-	Major customers

The following table provides information as to sales to each customer who accounted for at least 10% of the Company’s revenue for the six months ended August 31, 2010 and 2009, respectively, and the accounts receivable from such customers:

Six Months Ended August 31,	Revenue	Percentage of Total Revenue	Accounts Receivable At end of Period
2010
-Customer A	$65,789	13%	$68,114
-Customer B	54,842	11%	11,555
-Customer C	49,494	10%	-
2009
-Customer D	$122,294	25%	$71,763

Substantially all of the Company's revenue is derived from sales of LED lighting products.  Any significant decline in market acceptance of the Company's products or in the financial condition of the Company's existing customers could impair the Company's ability to operate effectively.

-	Major suppliers

The following table provides information as to purchase to each major supplier who accounted for 10% or more of the Company’s purchases for the six months ended August 31, 2010 and 2009, respectively, and the accounts payable to such suppliers:

	Purchase Six months Ended August 31,	Accounts /Notes Payable At August 31,
2010
-Vendor A	$61,386	$35,390

2009
-Vendor B	47,319	50,651

NOTE 14 - COMMITIMENTS AND CONTINGENCIES

The Company rent offices under several operating leases. The Company minimum rent for the future is following as:

Twelve months ending	Amounts
August 31, 2011	$138,241
August 31, 2012	$57,183

The Company restated its financial statements at February 28, 2009 and for the year then ended, and will restate the financial statements for each quarter in the fiscal year ended February 28, 2010.  The revenue and results of operations for six months periods ended August 31, 2009 reflect a significant negative change from the information provided for the quarters in that year.  The Company cannot determine whether it will incur any liability as a result of such restatement.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity and at August 31, 2010 and February 28, 2010 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2010	$(42,175)
Change for three month periods ended	(10,888)
Balance at August 31, 2010	$(53,063)

NOTE 16 - SUBSEQUENT EVENTS

On September 21, 2010, the Company sold 1,000,000 shares of common stock to an investor at $0.71 per share, or an aggregate of $710,000.

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

Overview

Through its subsidiaries, we are engaged in the design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.  Our wholly-owned subsidiaries, Xodtec Technology Co., Ltd.; Targetek Technology Co., Ltd.; UP Technology Co., Ltd., are organized under the laws of the Republic of China (Taiwan).  We also own a 35% interest in Radiant Sun Development S.A., a company organized under the laws of the Independent State of Samoa (“Radiant Sun”), which is presently inactive.

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

Revenue is derived from sales of our advanced lighting products and systems.   In marketing our products, we sell LED products as stand-alone items to customers who want to purchase the LED products without any related services, and we provide project services, which include the design, implementation and related consulting services as well as the LED products.  For the quarter ended August 31, 2010 approximately 70% of sales were derived from LED products and 30% from services.

We are seeking to expand into other geographic markets such as India, France, Germany, Japan, Viet Nam, Singapore and the People’s Republic of China.  These efforts have resulted in an increase in selling, general and administrative expenses, although these efforts have not generated any revenue to date.

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products become commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions of which the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  In both the three and six months ended August 31, 2010, our cost of revenue exceeded our revenue, resulting in negative gross marginsof 86% for the quarter and 29% for the six months ended August 31, 2009, as compared with gross margins of 16% for the quarter and 11% for the six months ended August 31, 2009.  The negative margin results from our sales at low prices, which were below the cost of the product, to induce future sales from potential customers, although we cannot assure you that we will generate profitable sales from these customers in the future. To the extent that we offer low prices for the LED products in order to generate sales and are not able to combine the low prices for the LED prices with a project which also requires our services, we will not be able to operate profitably.  We cannot assure you that we will be successful in marketing projects which require our know-how in the design of a lighting solution.

We require significant cash for the development of our business.  Offering project-based solutions is very capital intensive, since we will have to finance both the LED products and the design and other services significantly in advance of receipt of payment.  Our failure to obtain the necessary funding will impair our ability to generate revenue from this type of sale.  To the extent that we have to rely on the sale of LED products, our margins, as well as our ability to operate profitably, will be impaired.

Prior to April 2009, we were a privately owned company, and we did not have the expenses of a public company.   We incurred general and administrative expenses of approximately $100,000 as a result of being a public company, which were primarily professional expenses during the quarter ended August 31, 2010 and $200,000 during the six months ended August 31, 2010.

Our subsidiaries’ financial statements are maintained in New Taiwan Dollars (“NTD”). The financial statements included in this Form 10-Q are expressed in United States dollars. The translation adjustments in expressing the financial statements in United States dollars is shown on the statements of operation as a translation adjustment, and the cumulative translation adjustment is shown as an element of stockholders’ equity.

Effect of Absence of Financial Controls; Changes from Previously Reported Results

In the course of preparing our annual financial statements for the year ended February 28, 2010, we determined that we did not have sufficient accounting controls in place in order to enable us to verify key financial items, including revenue and cost of revenue.  As a result, we incurred a net loss of $2.6 million on revenue of $992,000 for the year ended February 28, 2010, as compared with previously reported net income of $753,000 on revenue of $11.5 million for the nine months ended November 30, 2009.  We also restated our financial statements for the year ended February 28, 2009.  These problems affected each quarter during 2009, and, as a result, our financial statements for the three and six months ended August 31, 2009 were restated.  As originally reported, we showed net income of $757,165 on revenue of $3.0 million for the quarter ended August 31, 2009.  As restated, we reported a net loss of $320,519 on revenue of $259,727.  For the six months ended August 31, 2009, we originally reported net income of $1.3 million on revenue of $4.2 million.   As restated, we are reporting a loss of $1.5 million on revenue of $490,000.  Although we are taking steps to implement financial controls, we cannot assure you that we will be able to implement financial controls in a timely manner or that our controls will be effective.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company recorded approximately $280,000 and $39,000 of inventory valuation reserve for LCM inventory adjustments for the six months ended August 31, 2010 and 2009, respectively.

Property, Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment, if any. Major improvements and addition which can prolong the service life of fixed assets are counted as capital expenditures and recorded as fixed assets. Expenditures on regular repairs and maintenance are recorded as expenses.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for the three and six months ended August 31, 2010 was not significant.

Recent accounting pronouncements

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605)”, which provides guidance on defining milestones under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. ASU 2010-17 shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and is not expected to have a material impact on our consolidated financial position or results of operation.

We have considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Results of Operations

Three months ended August 31, 2010 and 2009

The following table sets forth the results of our operations for the three months ended August 31, 2010 and 2009 in dollars and as a percentage of revenues:

	Three Months Ended August 31,
	2010		2009
	Dollars	%	Dollars	%
Revenues	244,653	100.0%	259,727	100.0%
Cost of sales	454,790	185.89%	217,242	83.64%
Gross profit	(210,137)	(85.89)%	42,485	16.36%
Selling, general and administrative expenses	701,929	286.90%	362,501	139.57%
Operating income (loss)	(912,066)	(372.80)%	(320,016)	(123.21)%
Interest expense	(674)	(0.28)%	(847)	(0.33)%
(Loss) on exchange	(124)	(0.05)%	(262)	(0.10)%
Other income (expense)	68,709	28.08%	(504)	(0.19)%
Income tax	0	0.0%	0	0.0%
Net (loss)	(843,358)	(344.71)%	(320,519)	(123.40)%

Revenues.  Revenues for the three months ended August 31, 2010 were $244,653, adecrease of $15,074 or approximately 5.8% from revenues of $259,727 for the three months ended August 31, 2009.   The decrease in revenue for the quarter ending August 31, 2010 resulted from sales of products at low prices, which were significantly below our cost, during the quarter.  Although the number of units sold increased from the quarter ended August 31, 2009 to the same period in 2010, because of its pricing structure, the increase in volume was not reflected in an increase in revenue.   We initiated a lower pricing strategy as we hope to establish our LED products in the marketplace.  However, we cannot give any assurance that we will be able to sell our products at prices which will enable us to operate profitably.

Gross Profit/ Gross Margin.   For the three months ended August 31, 2010, our cost of sales exceeded our revenues by $210,000, resulting in a negative gross margin of 86%, as compared with a gross profit of $42,000, or 16% for the comparable quarter of 2009. The negative gross margin reflects the lower pricing strategy discussed under “Revenues.”

Selling, General and Administrative Expenses.Selling, general and administrative expenses increased from $362,501 in the quarter ended August 31, 2009 to $701,929 in the quarter ended August 31, 2010, an increase of approximately 93.6%. This increase reflects higher expenses related to our marketing effort seeking to expand into other geographic regions.

Operating Loss. In the three months ended August 31 2010, our loss from operations amounted to ($912,066) as compared with a loss from operations of ($320,016) for the comparable quarter in 2009, an increase in our loss of approximately $592,050 or 185%.

Other Income. Other income for the period ending August 31, 2010 was $69,360.  Other income was not material for the three months ended August 31, 2009.

Net Loss. As a result of the foregoing, our net loss for the three month period ended August 31, 2010 was $843,358 or $(0.04) per share (basic and diluted), as compared with a restated net loss of $320,519, or ($0.02) per share (basic and diluted) for the three month periods ended August 31, 2009.

Six Months Ended August 31, 2010 and 2009

The following table sets forth the results of our operations for the six months ended August 31, 2010 and 2009 in dollars and as a percentage of revenues:

	Six Months Ended August 31,
	2010		2009
	Dollars	%	Dollars	%
Revenues	488,438	100.0%	489,814	100.0%
Cost of sales	630,270	129.04%	436,870	89.19%
Gross profit	(141,831)	(29.04)%	52,943	10.81%
Selling, general and administrative expenses	1,387,327	284.03%	1,269,401	259.16%
Operating (loss)	(1,529,158)	(313.07)%	(1,216,458)	(248.35)%
Interest expense	(1,370)	(0.28)%	(1,073)	(0.22)%
(Loss) on exchange	(206)	(0.04)%	(462)	(0.09)%
Other income (expense)	71,362	14.61%	(905)	(0.18)%
Income tax	0	0.0%	0	0.0%
Net (loss)	(1,457,797)	(298.46)%	(1,217,363)	(248.54)%

Revenues.  Revenues for the six months ended August 31, 2010 were $488,438, which was substantially the same as the revenues of $489,814 for the six months ended August 31, 2009.   During the August 31, 2010 period, we sold product at prices which were significantly below our cost, during the quarter.  Thus, although the number of units sold increased from the 2009 to the 2010 period, because of its pricing structure, the increase in volume was not reflected in an increase in revenue. We initiated a lower pricing strategy as we hope to establish our LED products in the marketplace.    However, we cannot give any assurance that we will be able to sell our products at prices which will enable us to operate profitably.

Gross Profit/ Gross Margin.   For the six months ended August 31, 2010, our cost of sales exceeded our revenues by $141,831 resulting in a negative gross margin of 29%, as compared with a gross profit of $52,943 or 11% for the comparable six months of 2009. The negative gross margin reflects the lower pricing strategy discussed under “Revenues.”

Selling, General and Administrative Expenses.Selling, general and administrative expenses increased from $1,269,401 in the six ended August 31, 2009 to $1,387,327 in the six ended August 31, 2010, an increase of approximately 9.29%. This increase reflects higher expenses related to our marketing effort seeking to expand into other geographic regions.

Operating Loss. In the six months ended August 31 2010, our loss from operations was $1,529,158, as compared to a loss from operations of $1,216,458 for the comparable period in 2009, an increase in our loss of approximately $312,700, or 26%.

Other Income. Other income for the six months ending August 31, 2010 was $71,362.  Other income was not material for the six months ended August 31, 2009.

Net Loss. As a result of the foregoing, our net loss for the six months ended August 31, 2010 was $1,457,797, or $(0.06) per share (basic and diluted), as compared with a net loss of $1,217,363, or ($0.06) per share (basic and diluted) for the six month period ended August 31, 2009.

Liquidity and Capital Resources:

The following table sets forth information as to the principal changes in the components of working capital from August 31, 2010 to February 28, 2010:

Category	August 31, 2010	February 28, 2010	Change (in $)	% Change
Current assets:
Cash and cash equivalents	$96,572	$255,884	$(159,312)	(62.25)%
Notes receivable, net	39,486	21,088	18,398	87.24%
Accounts receivable, net	101,741	103,472	(1,731)	(1.67)%
Other receivables	33,090	30,387	2,703	-8.90%
Inventories	-	146,626	(146,626)	(100)%
Prepayments	30,839	69,537	(38,698)	(55.65)%
Other current assets	30,640	20,761	9,879	47.58%

Current liabilities:
Short-term debt	20,859	20,339	520	2.55%
Notes payable	71,978	157,109	(85,131)	(54.19)%
Accounts payable	135,480	70,000	65,480	93.54%
Other payable	448,214	556,163	(107,949)	(19.41)%
Accrued liabilities	262,600	145,951	116,649	79.92%
Due to related party	2,050,043	1,775,314	274,729	15.47%
Other current liabilities	44,807	2,370	42,437	1790.59%

Total current assets	332,368	647,755	(315,387)	(48.69)%
Total current liabilities	3,033,981	2,727,246	306,735	11.25%
Working capital deficiency	(2,701,613)	(2,079,491)	(622,121)	(29.92)%

Our working capital deficiency increased from a deficiency of $2.1 million at February 28, 2010 to a working capital deficiency of $2.7 million at August 31, 2010.

We have financed our operations principally through the capital markets as well as loans from company officers and directors. During the six months ended August 31, 2010, we sold a total of 1,134,823 shares of common stock at $0.71 per share to four investors for an aggregate sales price of $805,724.

We have also relied significantly on loans from our officers and directors.  As of August 31, 2010, we owed a total of approximately $2.05 million to related parties – our chief executive officer, president, one of our directors and the president of one of our subsidiaries and three shareholders.  The borrowings do not bear interest and are payable on demand.

During the six months ended August 31, 2010, we incurred net losses of approximately $1.5 million and we used $1.2 million in our operating activities. These factors, along with our negative gross margin, raise substantial doubt about our ability to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding provide the opportunity to continue as a going concern. However, as a result of these factors along with our losses of approximately $2.6 million for the year ended February 28, 2010, the need for usto restate prior year’s financial statements in a manner which showed a material adverse change from the previously reported quarterly results, the absence of financial controls, our low stock price and the absence of a strong market for our common stock, we may have difficulty raising additional funds in the equity market or from lenders.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern, which adjustments, if made, would be significant.

Net cash flow used in operating activities was $1.0 million in the six months ended August 31, 2010 as compared to net cash flow used in operating activities of $442,000 in six months ended August 31, 2009, an increase of $586,000. Net cash flow used in operating activities in the six months ended August 31, 2010 was mainly due to our net loss of $1.5 million and our negative gross margin in the six months ended August 31, 2010.  Net cash flow used in operating activities in the six months ended August 31, 2009 was mainly due to our net loss of $1.2 million.

Net cash flow used in investing activities was $202,000 for the six months ended August 31, 2010 and $21,691 for the comparable period in 2009. For the six months ended August 31, 2010, the cash flow used in investing activity was primarily to purchase $188,000  in property and equipment.

Net cash flow provided by financing activities was $1.1 million for the six months ended August 31, 2010. We received proceeds from issuance of shares at the amount of $806,000, and proceeds from loans from related parties in the amount of $274,000. Net cash flow provided by financing activities was $521,000 for the six months ended August 31, 2009, which included proceeds from related parties at the amount of $225,000 and proceeds from issuance of common stock in the amount of $259,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including Yao-ting Su, our chief executive officer, and Yuan-Fu Chen, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of August 31, 2010.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

As previously reported, during our assessment of the effectiveness of internal control over financial reporting, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

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

We became a reporting company in April 2009.  At the end of our fiscal year ended February 28, 2009, and until April 2009, when we completed the reverse acquisition, we were operating as three privately-owned companies whose operations were not consolidated for financial reporting purpose.  Our business is located in the Republic of China and our products are manufactured for us by third parties in the People’s Republic of China.  We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending February 28, 2009. During almost all of 2009 our internal accounting staff was primarily engaged in ensuring compliance with ROC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2009 to address these deficiencies, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the ROC, management has determined that they require additional training and assistance in US GAAP matters, which is reflected in our need to restate our financial statements for each of the quarters in the fiscal year ended February 28, 2010.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of August 31, 2010.

Our material weaknesses related to:

•
An insufficient complement of personnel in our corporate accounting and financial reporting function with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complex financial accounting and reporting requirements and materiality thresholds.

•	Lack of familiarity with the accounting treatment of the issuance of equity in consideration of services rendered and with the accounting aspects of reverse acquisition accounting.

•	Lack of documentation relating to sales or other dispositions of inventory.

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

At or about the completion of the reverse acquisition, we entered into agreements with consultants pursuant to which we issued equity securities for services rendered.  Subsequent to the reverse acquisition, we completed a financing in which we issued stock and warrants.  These events presented complex accounting issues which were new to our financial staff.  Furthermore, we do not have a large accounting department and it has been difficult for us to hire qualified personnel who understand English and Chinese and are familiar with both U.S. GAAP and Republic of China GAAP.  Additionally, from the completion of the reverse acquisition until January 2010, our chief financial officer was the wife of our chief executive officer.  Further, in the course of preparing our annual financial statements, we learned that we were not able to adequately document key accounting items, including our revenue and cost of revenue.  As a result, our revenue for each of the quarters in the year ended February 28, 2010 was significantly overstated and we reported significant profits which are being restated as significant losses.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors.  We expect resolution of these matters may take several months.  Accordingly, based on the foregoing, the certifying officers have concluded that our disclosure controls and procedures are not effective at this time.

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

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within us have been detected.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2010, the Company entered into contracts with two consultants pursuant to which consultants are to provide services in connection with a business development of the Company’s expansion into China for a three-year period.  Pursuant to the contracts, the Company issued 600,000 shares of common stock to the consultants.

On September 21, 2010, the Company sold 1,000,000 shares of common stock to an investor at $0.71 per share, or an aggregate of $710,000.

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

XODTEC LED, INC.

Date: October 19, 2010	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer

Date: October 19, 2010	/s/ Yuan-Fu Cheng
Yuan-Fu Cheng
Chief Financial Officer