Form 10-K/A
period 2010-02-28
XODTEC LED, INC.
filed 2010-12-10
CIK 1407704

U. S. Securities and Exchange Commission
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

Securities Registered under Section 12(g) of the Exchange Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2010 was approximately $7 million

The number of shares of registrant’s common stock outstanding as of March 31, 2010 was 22,430,004.

XODTEC LED, INC.
2010 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

This annual report on Form 10-K/A is being filed as an amendment to our annual report on Form 10-K for the year ended February 28, 2010, which was filed with the Securities and Exchange Commission on November 24, 2010.  This amendment reflects changes in the financial statements and the Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Item 9A “Controls and Procedures” only to the extent that they relate to (i) the restated nature of our financial statements for February 28, 2009; (ii) the method of inclusion of the results of operations of a non-consolidated subsidiary in our financial statements and (iii) the material weakness of our internal controls.  No other information in the Form 10-K as initially filed has been updated.  Currently dated Exhibits 31.1 and 32.1, signed by the current principal executive and financial officer, is included in this filing.

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

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our business is conducted in the People’s Republic of China, using New Taiwan dollars “NTD”, the currency of the People’s Republic of China, and our financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of NTD to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

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

Our Business

The Company, through its subsidiaries designs, manufactures, markets and sells advanced lighting solutions, including light emitting diode (LED) lighting and other energy-saving lighting.  We offer a wide range of technically innovative indoor white light, color-changing and outdoor lighting solutions that are used for applications in public, commercial, architectural, residential, gardening, and entertainment markets. Our solutions provide many benefits over traditional incandescent, halogen, fluorescent, and compact fluorescent (CFL) light sources, including lower energy consumption, longer life spans, and absence of hazardous materials, lower maintenance costs and greater design flexibility.

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

High energy costs and conservation efforts drive LED adoption . According to a statistics, lighting applications contribute about 22% of all energy consumption. High energy costs have resulted in increased demand for more energy-efficient lighting solutions, which has inspired a natural shift to LEDs. LED lighting technology is inherently more energy-efficient and can result in more than 80% and 50% in power savings over traditional incandescent and fluorescent solutions, respectively. In addition, unlike other alternatives such as compact fluorescent bulbs (CFL), LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment.

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

Expanding our white light LED product line-up. Based on our proprietary technologies on the LED lighting product design, we are expanding our white light LED product line-up for general illumination. We believe our Ares series of white light LED lighting products have some of the most unique features and one of the highest efficacy levels in the industry. We also incorporate digital dimming function which works perfectly. We expect that our white light LED solutions will be highly attractive alternatives to traditional lighting solutions and other competitive LED offerings and will eventually provide a significant portion of our future revenue.

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

The breakdown of our LED lighting Products, Energy efficiency solution, and localization service, the total sales and marketing coverage by market is as follows:

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

Energy efficiency solution.
Our energy efficiency solution including energy efficiency engineering and program management. We offer a full spectrum of engineering and total solution services required to complete facility energy management projects. We are one of the few in this region capable of integrating energy saving opportunity assessment, program design, program management, implementation with turn-key engineering and construction services, and performance contract with financial solution arrangement. The solution is tailor-made to meet the customer’s best interest.

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

Localization Service
Our globalization services span industries worldwide and include adaptation of marketing strategies to regional requirements specialized in energy saving and IT sectors, such as energy saving industry, energy sources, material, gas industry, automobile, lighting, pollution.

Our localization service follow the localization process of adapting software and accompanying materials to suit a target-market locale with the goal of making the product "transparent" to that locale, so that native users would interact with it as if it were developed there and for that locale alone.

Our software localization solutions are geared specifically for software targeting global markets. We assist software developers deliver professional and culturally sensitive localized software faster to the market than their competition, at a competitive price.

Our hardware experienced localization solution helps leading hardware and equipment manufacturers deliver professionally localized products faster to the market than their competition and at a competitive price.

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

Although we have no present plans for any acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	Difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
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

A registration of a significant amount of our outstanding restricted stock may have a negative effect on the trading price of our stock.

At February 28, 2010, shareholders of the Company had approximately 19,035,000 shares of restricted stock, or 84.8% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company's continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management's Discussion and Analysis in this Form 8-K. While the Company currently has no offers to sell it securities to obtain financing, sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this prospectus.

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

	2010
	High	Low
First Quarter	$-	$-
Second Quarter	$1.25	$0.95
Third Quarter	$1.71	$0.95
Fourth Quarter	$2.06	$0.42

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

Revenue is derived from sales of our advanced lighting products and systems.   In marketing our products, we sell LED products as stand-alone items to customers who want to purchase the LED products without any related services, and we provide project services, which include the design, implementation and related consulting services as well as the LED products.  We have recently commenced marketing our LED systems to major potential customers under a program in which our revenue is based on the savings the customer realizes from using our system rather than the customer’s existing system.  Through February 28, 2010, we have not generated any revenue from this type of sale.

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products become commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions of which the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  During the fiscal year ended February 28, 2010, our gross margin was 14.7%, as compared with 35.95% for the fiscal year ended February 28, 2009, primarily because we were offering low prices in an attempt to increase our market share.  However, to the extent that we offer low prices for the LED products and are not able to combine the low prices for the LED prices with a project which also requires our services, our ability to operate profitably will be impaired, especially to the extent that LED users do not seek services as part of a project.  We cannot assure you that we will be successful in marketing projects which require our know-how in the design of a lighting solution.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for 2010 has not been significant.

Equity investment

We account for our interest in our equity investments pursuant to ASC 323 “Investments – Equity Method and Joint Ventures,” which sets forth guidance as to the treatment of equity investments.  Because our only unconsolidated subsidiary is inactive, does not meet the test of a significant subsidiary under Rule 1-02(w)of Regulation S-X and any summarized information is de minimus, we are not required to include summarized financial information with respect to this entity and the absence of summarized financial information does not impact our consolidated financial statements.

Restatement of Prior Financial Statements

Our financial statements at February 28, 2009 have been restated to reflect corrections in the statements previously provided. In connection with the audit of our financial statements for the fiscal year ended February 28, 2009, we determined that we did not have sufficient documentation to confirm balances previously reported in our quarterly reports for the first three quarters of the year ended February 28, 2009.  As a result, the balance sheet at February 28, 2009 was restated.  We did not previously file statements of operations and comprehensive income and statements of cash flows for the year ended February 28, 2009, and, accordingly, such statements are not shown as restated.  See Note 1 of Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Years Ended February 28, 2010 and 2009.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended February 28,
	2010		2009
	US Dollars	Percentage	US Dollars	Percentage
Sales	$991,645	100.00%	$1,214,842	100.00%
Cost of sales	845,904	85.30%	778,092	64.05%
Gross profit	145,741	14.70%	436,750	35.95%
Operating expenses	2,577,744	259.95%	829,231	68.26%
Income from operations	(2,432,001)	(245.25)%	(392,481)	(32.31)%
Interest income	288	0.03%	221	0.02%
Interest expense	(2,457)	(0.25)%	(5,352)	(0.44)%
Gain(loss) on exchange	3,281	0.33%	(113)	(0.01)%
Impairment loss on property and equipment	(152,431)	(15.37)%	-	-%
Other income (expense)	750	0.08%	2,949-	0.24%
Loss before income tax expense	(2,582,570)	(260.43)%	(394,777)	(32.50)%
Income taxes	-	-%	-	-%
Net loss	(2,582,570)	(260.43)%	(394,777)	(32.50)%
Foreign currency translation adjustment	(120,302)	(12.13)%	118,682	9.77%
Total comprehensive loss	$(2,702,872)	(272.56)%	$(276,095)	(22.73)%

Sales. During the year ended February 28, 2010, we had sales of $1 million, as compared to sales of $ 1.2 million for the year ended February 28, 2009, a decrease of $0.2 million or approximately 18.37%.  The decrease in sales is attributed to decrease sales from one major customer in one of the company’s subsidiaries, Targetek Tech. The sales from this customer has been decreased from 21% of total sales during the year ended February 28, 2009 to less than 5% of total sales during the year ended February 28, 2010.

Cost of sales; gross margin. During the year ended February 28, 2010, our cost of sales was $0.8 million, as compared to cost of sales of $0.7 million during the year ended February 28, 2009, an increase of $0.1 million, or 8.72%. As a result, our gross profit decreased $0.3 million, or 66.63%. Our gross margin decreased from 35.95% in the year 2009 to 14.70% in the year 2010.  The reduction in gross profit margin resulted from our marketing efforts to develop new customers and industry competition.

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

The following table sets forth information as to the principal changes in the components of our working capital from February 28, 2009 to February 28, 2010:

	February 28,		February 28, 2009 to February 28, 2010
Category	2010	2009	Change	Percent Change
Current assets:
Cash and cash equivalents	$255,884	$62,048	$193,836	312%
Notes receivable, net	21,088	2,090	18,998	909%
Accounts receivable, net	103,472	71,840	31,632	44%
Other receivables	30,387	8,569	21,818	255%
Inventories	146,626	205,095	(58,469)	-29%
Prepayments	69,537	20,640	48,897	237%
Other current assets	20,761	29,222	(8,461)	-29%
Current liabilities:
Short-term borrowings from banks	20,339	21,268	(929)	-4%
Notes payable	157,109	22,499	134,610	598%
Accounts payable	70,000	242,250	(172,250)	-71%
Other payables	556,163	271	555,892	205126%
Accrued liabilities	145,951	84,853	61,098	72%
Due to related parties	1,775,314	1,143,767	631,547	55%
Other current liabilities	2,370	3,336	(966)	-29%
Working capital:
Total current assets	647,755	399,504	248,251	62%
Total current liabilities	2,727,246	1,518,244	1,209,002	80%
Working capital	(2,079,491)	(1,118,740)	(960,751)	86%

Our working capital position decreased $1.0 million to $(2.1) million at February 28, 2010 from a working capital of $(1.1) million at February 28, 2009.

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

As of February 28, 2010 the Company borrowed from its CEO, in the aggregated amount of $337,155 for general working capital needs. The borrowings do not bear interest and are payable on demand. As of February 28, 2010 the Company borrowed from one of the Company’s director, the aggregated amount of $1,332,187 for general working capital needs. The borrowings do not bear interest and are payable on demand. As of February 28, 2010, the Company borrowed from the president of the Company’s subsidiary, UP, the aggregated amount of $105,972 for general working capital needs. The borrowings do not bear interest and are payable on demand.

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

The financial statements start on page F-1.

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

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2010.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of February 28, 2010, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

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

We became a reporting company in April 2009.  At the end of our most recent fiscal year, February 28, 2009, and until April 2009, when we completed the reverse acquisition, we were operating as three privately-owned companies whose operations were not consolidated for financial reporting purpose.  Our business is located in the Republic of China and our products are manufactured for us by third parties in the People’s Republic of China.  . We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending February 28, 2009. During almost all of 2009 our internal accounting staff was primarily engaged in ensuring compliance with ROC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2009 to address these deficiencies, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the ROC, management has determined that they require additional training and assistance in US GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

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

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	All Other Compensation	Total
Yao-Ting Su,	2010	$111,548.03	$--	$--	$--
chief executive officer	2009	61,843.30	--	--	--

Pi-Chu Lin,	2010	$12,358.26	$--	$--	$--
chief financial officer	2009	--	--	--	--

Hui-Yu Che,	2010	$--	$--	$--	$--
chief financial officer	2009	--	--	--	--

Hui-Yu Che was chief financial officer until January 2010.

Executive Employment Contracts

We have no employment agreements with any of our officers.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information at to shares of common stock beneficially owned as of March 4, 2009, by:

•	each director and nominee for director;

•	each officer named in the summary compensation table our Form 10-KSB for the year ended February 28, 2010;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Yao-Ting Su	2,954,000	13.17%
Hui-Yun Lo	2,798,001	12.47%
Barron Partners, L.P.	1,665,001	7.42%
Ta-Ming Wu	1,500,000	6.69%
Yu-Ching Huang	1,174,047	5.23%
All officers and directors as a group (one person owning stock)	5,752,001	25.64%

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

Services rendered by Brock, Schechter & Polakoff, LLP and Simon & Edward

The following is a summary of the fees for professional services rendered by Brock, Schechter & Polakoff, LLP and Simon & Edward for the 2009 and 2010.

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

Tax Fees.      We did not incur any fees for tax services during 2010 or 2009.

Other fees.     Brock, Schechter & Polakoff, LLP and Simon & Edward did not receive any other fees during 2008 and 2007.

ITEM 15.  EXHIBITS, FINANIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement among Sparking Events, Inc., Adam Gordoy Borges Dos Santo, APlus International Ltd., and the shareholders of APlus International Ltd., dated April 10, 2009 (1)
3.1	Bylaws of the Company (1)
3.2	Amended and Restated Articles of Incorporation of the Company, as filed with the State of Nevada (3)
10.1	Agreement with Dragonfly Capital. LLC (2)
10.2	Form of Regulation S Stock Purchase Agreement (4)
10.3	Form of Regulation S Stock Purchase Agreement (4)
10.4	Form of Regulation S Stock Purchase Agreement, dated March, 2010 (5)
10.5	Securities Exchange Agreement between APlus International, Ltd. and. Xodtec Technology Co., Ltd. dated April 1, 2009 (1)
10.6	Securities Exchange Agreement between APlus International, Ltd. and Targetek Technology Co., Ltd. dated April 1, 2009 (1)
10.7	Securities Exchange Agreement between APlus International, Ltd. and UP Technology Co., Ltd. dated April 1, 2009 (1)
21	List of subsidiaries*
23.1	Consent of Simon & Edwards, LLP**
31.1	Certification of Chief Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of the Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(1)	Incorporated by reference to the Form 8-K filed by the Company on April 24, 2009.
(2)	Incorporated by reference to the Form S-1/A filed by the Company on August 25, 2009.
(3)	Incorporated by reference to the Form 8-K filed by the Company on March 31, 2010.
(4)	Incorporated by reference to the Form 8-K filed by the Company on July 10, 2009.
(5)	Incorporated by reference to the Form 8-K filed by the Company on May 7, 2010.

*   previously filed
** filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XODTEC LED, INC.

Date: December 9, 2010	By:	/s/ Yao-Ting Su
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

Signature	Title	Date

/s/ Yao-Ting Su	Chief Executive and Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	December 9, 2010
Yao-Ting Su

/s/ Hui-Yun Lo	Director	December 9, 2010
Hui-Yun Lo

XODTEC LED, Inc.

Simon & Edward, LLP Certified Public Accountants & Consultants A PCAOB Registered CPA Firm	17700 Castleton Street, Suite 488 City of Industry, CA 91748, U.S.A Tel: +1 (626) 854-6500 Fax: +1 (626) 854-6505 http://www.2mycpa.com

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

/s/ SIMON & EDWARD, LLP

SIMON & EDWARD, LLP
City of Industry, California
July 15, 2010

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28,
	2010	2009
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$255,884	$62,048
Notes receivable, net	21,088	2,090
Accounts receivable, net	103,472	71,840
Other receivables	30,387	8,569
Inventories	146,626	205,095
Prepayments	521,037	20,640
Other current assets	20,761	29,222
Total current assets	1,099,255	399,504

Property and equipment, net	631,773	69,240

Other Assets
Deposits	65,965	41,317
Prepaid expense	43,734	27,227

Total assets	$1,840,727	$537,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings from banks	$20,339	$21,268
Notes payable	157,109	22,499
Accounts payable	70,000	242,250
Other payable	556,163	271
Accrued liabilities	145,951	84,853
Due to related parties	1,775,314	1,143,767
Other current liabilities	2,370	3,336

Total current liabilities	2,727,246	1,518,244

Long-term liability	30,582	-

Total liabilities	2,757,828	1,518,244
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares;	22,430	803,470
22,430,004 outstanding shares, at par value 0.001)		-
Subscription receivable	(130,000)	-
Additional paid in capital	3,677,767	-
Accumulated deficit	(4,445,123)	(1,862,553)
Accumulated other comprehensive gain - translation adjustments	(42,175)	78,127

Total stockholders' equity	(917,101)	(980,956)
Total liabilities and stockholders' equity	$1,840,727	$537,288

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME

	Year ended February 28,
	2010	2009

Revenue	$991,645	$1,214,842

Cost of revenue	845,904	778,092

Gross profit	145,741	436,750

Selling, general and administrative expenses	2,577,742	829,231

Net operating income	(2,432,001)	(392,481)

Other income (expense)
Interest income	288	221
Interest expense	(2,457)	(5,352)
Gain(loss) on exchange	3,281	(113)
Impairment loss on property and equipment	(152,431)	-
Other income (expense)	750	2,948
Total other (loss)	(150,569)	(2,296)

Net (loss) before income taxes	(2,582,570)	(394,777)

Income taxes	-	-

Net (loss)	$(2,582,570)	$(394,777)

Translation adjustments	(120,302)	118,682

Comprehensive income	$(2,702,872)	$(276,095)

Net (loss) per share
- Basic	$(0.13)	$(0.02)
- diluted	$(0.13)	$(0.02)

Weighted average common shares outstanding
- Basic and	19,421,374	16,000,002
- diluted	19,421,374	16,000,002

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(RESTATED)
						Accumulated other comprehensive gain - translation
			Subscription receivable	Additional Paid in Capital
	Common Stock				Accumulated
	Number of shares	Amount			Deficit	adjustments	Total

Balance, March 1, 2008	-	$803,470	$-	$-	$(1,467,776)	$(40,555)	$(704,861)
Net loss	-	-	-	-	(394,777)	-	(394,777)
Translation adjustments	-	-	-	-	-	118,682	118,682
Restated Balance, February 28, 2009	-	803,470	-	-	(1,862,553)	78,127	(980,956)
Recapitalization on reverse acquisition	44,380,002	(759,090)	-	759,090	-	-	-
Cancelled 27,000,000 shares of common stock	(27,000,000)	(27,000)	-	27,000	-	-	-
Issuance of common shares for services in connection with reverse merger	1,500,002	1,500	-	448,500	-	-	450,000
Issuance of common shares for professional service	1,550,000	1,550	-	1,011,450	-	-	1,013,000
Issuance of common shares	2,000,000	2,000	(130,000)	1,242,860	-	-	1,114,860
Stock-based compensation	-	-	-	188,867	-	-	188,867
Net loss	-	-	-	-	(2,582,570)	-	(2,582,570)
Translation adjustments	-	-	-	-		(120,302)	(120,302)
Balance, February 28, 2010	22,430,004	$22,430	$(130,000)	$3,677,767	$(4,445,123)	$(42,175)	$(917,101)

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28,
	2010	2009
Cash Flows from operating activities:
Net (loss)	$(2,582,570)	$(394,777)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	52,111	41,541
Issuance of common shares or warrants for professional services	1,155,367	-
Impairment loss on property and equipment	152,431	-
Loss on disposal of property and equipment	5,045	-
(Increase) Decrease in assets:
Notes receivable	(18,409)	(1,397)
Accounts receivable	(24,555)	(35,186)
Other receivables	(20,591)	11,002
Inventories	75,519	(216,594)
Prepayments	(1,973)	(14,078)
Other current assets	10,886	(16,374)
Deposits	(20,441)	2,608
Decrease (Increase) in liabilities:
Notes payable	129,748	18,877
Accounts payable	(190,199)	220,423
Other payable	7,862	(3,508)
Accrued liabilities	52,235	16,505
Other current liabilities	(24,888)	(4,549)

Net cash provided by(used in) operating activities	(1,242,422)	(375,507)

Cash Flows from Investing activities:
Proceeds from disposal of property and equipment	4,174	-
Increase in long-term prepayments	(29,365)	(17,279)
Purchase of property & equipment	(206,335)	(51,511)
Net cash used in investing activities	(231,526)	(68,790)

Cash flows from financing activities:
Proceeds from borrowings from banks	27,127	(98,416)
Proceeds from related parties	516,152	584,584
Proceeds from issuance of shares	1,114,860	-

Net cash provided by financing activities	1,658,139	486,168

Effect of exchange rate changes on cash and cash equivalents	9,645	(6,988)

Net increase in cash and cash equivalents	193,836	34,883
Cash and cash equivalents, beginning of the year	62,048	27,165

Cash and cash equivalents, end of the year	$255,884	$62,048

Supplemental disclosures of cash flow information:
Interest paid	$2,457	$5,352
Income taxes paid	$-	$-

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

The Company has the following operating subsidiaries:

-	Xodtec Technology Co., Ltd. was set up on February 5, 2005 and is mainly engaged in LED lighting ODM/OEM and distribution business.

-	UP Technology Co., Ltd. was set up on January 9, 1997 and is mainly engaged in LED lighting product distribution in Taiwan market.

-	Targetek Technology Co., Ltd. was set up on March 26, 1997 and is mainly engaged in professional translation business.

Restatement of Prior Financial Statements

The Company’s financial statements at February 28, 2009 have been restated to reflect corrections in the statements previously provided.

In connection with the audit of the Company’s financial statements for the fiscal year ended February 28, 2009, the Company determined that it did not have sufficient documentation to confirm balances previously reported in its quarterly reports for the first three quarters of the year ended February 28, 2009.  As a result, the balance sheet at February 28, 2009 was restated..  The Company did not previously file statements of operations and comprehensive income and statements of cash flows for the year ended February 28, 2009, and, accordingly, such statements are not shown as restated.

The following table sets forth the financial statements at February 28, 2009 as initially presented and as restated:

	As Originally		Effect of
	Reported	As Adjusted	Change

ASSETS
Current assets
Cash and cash equivalents	$107,340	$62,048	$(45,292)
Notes receivable, net	1,014	2,090	1,076
Accounts receivable, net	510,702	71,840	(438,862)
Other receivables	-	8,569	8,569
Inventories	245,734	205,095	(40,639)
Prepayments	145,705	20,640	(125,065)
Other current assets	45,670	29,222	(16,448)
Total current assets	1,056,165	399,504	(656,661)

Property and equipment, net	69,974	69,240	(734)

Other Assets
Deposits	60,608	41,317	(19,291)
Deferred assets	27,282	27,227	(55)
Total assets	$1,214,029	$537,288	$(676,741)

	As Originally		Effect of
	Reported	As Adjusted	Change

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings from banks	$23,029	$21,268	$(1,761)
Notes payable	-	22,499	22,499
Accounts payable	384,450	242,250	(142,200)
Other payable	11,013	271	(10,742)
Accrued liabilities	100,880	84,853	(16,027)
Tax payable	174,509	-	(174,509)
Due to related parties	655,586	1,143,767	488,181
Other current liabilities	-	3,336	3,336
Total current liabilities	1,349,467	1,518,244	168,777

Stockholders' deficit
Common stock	17,380	803,470	786,090
Additional paid-in capital	1,145,497	-	(1,145,497)
Accumulated deficit	(939,351)	(1,862,553)	(923,202)
Accumulated other comprehensive gain - translation adjustments	(358,964)	78,127	437,091

Total stockholders' deficit	(135,438)	(980,956)	(845,518)
Total liabilities and stockholders' equity	$1,214,029	$537,288	$(676,741)

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

Equity investment

The Company accounts for its interest in its equity investments pursuant to ASC 323 “Investments – Equity Method and Joint Ventures,” which sets forth guidance as to the treatment of equity investments.  Because the Company’s only unconsolidated subsidiary is inactive, does not meet the test of a significant subsidiary under Rule 1-02(w)of Regulation S-X and any summarized information is de minimus, the Company is not required to include summarized financial information with respect to this entity and the absence of summarized financial information does not impact its consolidated financial statements.

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

On April 20, 2009, the Company issued 350,001 shares of common stock and two-year warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share, for services rendered by Dragonfly Capital Partners, LLC (“Dragonfly”) in connection with the Exchange.  The common stock was valued at $0.30 per share, for a total of $105,000, and the warrants were valued at $34,191 using the Black-Scholes valuation model. Using the Black-Scholes valuation model, the value of these warrants is $34,191. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.735%; dividend yield – 0%; expected volatility – 72% and term of 1.5 years. The Company has agreed to register the common stock issued to Dragonfly and the shares of common stock issuable upon exercise of Dragonfly’s warrants.

On April 22, 2009 the Company entered into a financial advisory agreement with Unise Investment Corp. (“Unise”) to provide financial consulting services in consideration for 350,001 shares of common stock.  The common stock was valued at $0.30 per share, for a total of $105,000.

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share expired unexercised on October 23, 2009; (ii) warrants to purchase 500,000 shares of common stock at $1.00 per share expire on April 23, 2011; and (iii) warrants to purchase 800,000 shares of common stock at $1.50 per share expire on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% to 0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 1.5 years and 1.5 years.

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

On June 30, 2009 the Company entered into a financial advisory agreement with Jin Chih International Corp. to provide financial consulting services, for which the Company issued 800,000 shares of common stock.  The shares were valued at $0.30 per share, for a total of $240,000.

On July 8, 2009, the Company issued and sold 1,000,000 shares of common stock to certain investors for a cash price of $0.65 per share, or a total of $650,000.  As of February 28, 2010, the Company had received $520,000, and the balance of $130,000 had not been received and is treated as a subscription receivable.

During September, 2009, the Company issued 350,000 shares of its common stock to Emerging Equity Advisors for professional services.  The shares were valued at $1.34 per share, for a total of $469,000.

On October 5, 2009, the Company sold to an investor for $700,000 (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. Pursuant to the subscription agreement, the Company agreed that:

•	for 18 months after the closing, it would not issue any class or debt or equity which could be convertible into common stock.

•
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

Based upon ASC 815, which sets forth guidance relating to agreements involving the Company’s own equity, the Company determined that the embedded feature of the equity-linked instrument is indexed to the Company’s own stock and should be classified in the stockholders’ equity section of the balance sheet.  The Company recorded a $624,860 adjustment, net of fees and commissions, to additional paid-in capital in the same period when this transaction was incurred.

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

On November 19, 2009, the Company entered into a contract with a consultant pursuant to which consultant is to provide management and business assistance to the Company for a three-year period.  Pursuant to the agreement, the Company issued 600,000 shares of common stock to the consultant.  The value of the shares, $570,000, based on the closing price of the common stock at $0.95 on November 19, 2009, is being amortized over the three-year term of the contract, commencing on December 1, 2009.  In the event of the termination of the contract, the unamortized shares are forfeited and are to be returned to the Company. On February 16, 2010, both parties agreed to terminate the consulting agreement entered into and executed on November 19, 2009, and the consultant agreed to forfeit the 550,000 unamortized shares.   On February 16, 2010, the Company and consultant entered into a new agreement to provide management and business assistance to the Company for a three-year period.  Pursuant to the agreement, the Company issued 1,050,000 shares of common stock to the consultant.  The value of the shares, $451,500, based on the closing price of the common stock at $0.43 on February 16, 2010, is being amortized over the three-year term of the contract, commencing on March 1, 2010.  In the event of the termination of the contract, the unamortized shares are forfeited.

On February 23, 2010, the Company issued 100,000 restricted shares of its common stock to Prostep International Corp. for the services provided in connection with a trade show.  The common stock was valued at $0.45 per share, for a total of approximately $45,000.

Warrant activity for the year ended February 28, 2010, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2009	0
Granted	2,750,000	$1.30
Exercised	-
Cancelled	-
Forfeited or expired	(200,000)	$0.65
Balance at February 28, 2010	2,550,000	$1.35

The following table summarizes the shares of common stock issuable upon exercise of warrants outstanding at February 28, 2010:

Exercise Price	Outstanding at February 28, 2010	Weighted Average Remaining Contractual Live (Years)	Number Exercisable at February 28, 2010
$1.00	750,000	1.15	750,000
$1.50	1,800,000	1.95	1,800,000

NOTE 7 – INVENTORIES

As of February 28, 2010 and 2009, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	February 28, 2010	February 28, 2009
Raw Material	$76,044	$-
Work-in-process	11,269	10,220
Finished goods	59,313	194,875

	$146,626	$205,095

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 28,
	2010	2009
Transportation	$-	$5,555
Office equipment	66,365	100,683
Equipment for leases	755,681	-
Other equipment	4,016	36,295
Total property and equipment	826,062	142,533
Accumulated depreciation	(38,555)	(73,293)
Accumulated impairment	(155,734)	-
Total property and equipment, net	$631,773	$69,240

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

During the year ended February 28, 2010, the Company sold products in the account of $19,000 to Chunghwa Energy Saving Technology CO., LTD.(“ Chunghwa”). The president of Chunghwa is the president of UP, one of the Company’s subsidiaries.

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

The following table provides information as to sales to each customer who accounted for at least 10% of the Company’s revenue for the years ended February 28, 2010 and 2009, respectively, and the accounts receivable from such customers:

	Revenue Year Ended February 28,		Percentage of Total Revenue	Accounts Receivable At February 28,
2010
-Customer A	$122,011		12%	$-	*
-Customer B	-	*	0%	-	*
-Customer C	-	*	0%	-	*

2009
-Customer A	-	*	0%	-	*
-Customer B	249,533		21%	25
-Customer C	119,937		10%	10,998

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