Form 10-Q/A
period 2010-05-31
XODTEC LED, INC.
filed 2010-12-10
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

XODTEC LED, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8009362 (I.R.S. Employer Identification No.)

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

XODTEC LED, INC.
Form 10-Q/A
For the Quarter Ended May 31, 2010

EXPLANATORY NOTE

This quarterly report on Form 10- Q /A is being filed as an amendment to our quarterly report on Form 10-Q for the quarter ended May 31, 2010, which was filed with the Securities and Exchange Commission on July 20, 2010.  This amendment reflects changes in the financial statements, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4 “Controls and Procedures” only to the extent that they relate to (i) the restated nature of our financial statements for the quarter ended May 31, 2009, (ii) the method of inclusion of the results of operations of a non-consolidated subsidiary in our financial statements and (iii) the material weakness of our internal controls.  No information in the Form 10-Q as initially filed has been updated.  Currently dated Exhibits 31.1 and 32.1, signed by the current principal executive and financial officer, is included in this filing.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,	February 28
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$139,820	$255,884
Restricted cash	26,713	-
Notes receivable, net	3,020	21,088
Accounts receivable, net	155,643	103,472
Other receivables	34,617	30,387
Inventories, net	198,143	146,626
Prepayments	36,969	69,537
Other current assets	26,212	20,761
Total current assets	621,137	647,755

Property and equipment, net	629,557	631,773

Other Assets
Deposits	69,214	65,965
Deferred assets	466,492	495,234
Total assets	$1,786,400	$1,840,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings from banks	$48,660	$20,339
Notes payable	89,675	157,109
Accounts payable	73,252	70,000
Other payable	450,450	556,163
Accrued liabilities	191,396	145,951
Due to related parties	1,631,159	1,775,314
Other current liabilities	12,632	2,370

Total current liabilities	2,497,224	2,727,246

Long-term liability	25,360	30,582

Total liabilities	2,522,584	2,757,828
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	23,565	22,430
23,564,827 and 22,430,004 issued and outstanding, respectively)
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	4,482,355	3,677,767
Accumulated deficit	(5,059,562)	(4,445,123)
Accumulated other comprehensive gain - translation adjustments	(52,542)	(42,175)

Total stockholders' equity	(736,184)	(917,101)
Total liabilities and stockholders' equity	$1,786,400	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2010	2009
	(Unaudited)	(Unaudited)
		(Restated)

Cash Flows from operating activities:
Net (loss)	$(614,439)	$(896,844)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	25,827	7,024
Issuance of common shares or warrants for professional services	82,625	638,867
Impairment loss on property and equipment	-	-
Loss on disposal of property and equipment	-	-
(Increase) Decrease in assets:
Notes receivable	18,272	2,172
Accounts receivable	(52,667)	(25,672)
Other receivables	(4,258)	8,910
Inventories	(51,981)	132,047
Prepayments	(12,551)	95
Other current assets	(5,498)	3,605
Deposits	(3,246)	(1,781)
Decrease (Increase) in liabilities:
Notes payable	(68,239)	6,279
Accounts payable	3,247	(88,595)
Other payable	4,362	(83)
Accrued liabilities	45,845	15,216
Other current liabilities	3,605	6,519

Net cash provided by(used in) operating activities	(629,096)	(192,241)

Cash Flows from Investing activities:
Increase in restricted cash	(26,996)	-
Proceeds from disposal of property and equipment	-	-
Increase in long-term prepayments	(14,591)	(2,335)
Purchase of property & equipment	(129,105)	-
Net cash used in investing activities	(170,692)	(2,335)

Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	23,316	(13,624)
Proceeds from (Repayment of) related parties	(146,694)	163,550
Proceeds from issuance of shares	805,724	96,323

Net cash provided by financing activities	682,346	246,249

Effect of exchange rate changes on cash and cash equivalents	1,378	6,115

Effect of exchange rate changes on cash

Net increase in cash and cash equivalents	(116,064)	57,788
Cash and cash equivalents, beginning of the year	255,884	62,048

Cash and cash equivalents, end of the year	$139,820	$119,836

Supplemental disclosures of cash flow information:
Interest paid	$696	$225
Income taxes paid	$-	$-
The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2010	2009
	(Unaudited)	(Unaudited)
		(Restated)

Cash Flows from operating activities:
Net (loss)	$(614,439)	$(896,844)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	25,827	7,024
Issuance of common shares or warrants for professional services	82,625	638,867
Impairment loss on property and equipment	-	-
Loss on disposal of property and equipment	-	-
(Increase) Decrease in assets:
Notes receivable	18,272	2,172
Accounts receivable	(52,667)	(25,672)
Other receivables	(4,258)	8,910
Inventories	(51,981)	132,047
Prepayments	(12,551)	95
Other current assets	(5,498)	3,605
Deposits	(3,246)	(1,781)
Decrease (Increase) in liabilities:
Notes payable	(68,239)	6,279
Accounts payable	3,247	(88,595)
Other payable	4,362	(83)
Accrued liabilities	45,845	15,216
Other current liabilities	3,605	6,519

Net cash provided by(used in) operating activities	(629,096)	(192,241)

Cash Flows from Investing activities:
Increase in restricted cash	(26,996)	-
Proceeds from disposal of property and equipment	-	-
Increase in long-term prepayments	(14,591)	(2,335)
Purchase of property & equipment	(129,105)	-
Net cash used in investing activities	(170,692)	(2,335)

Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	23,316	(13,624)
Proceeds from (Repayment of) related parties	(146,694)	163,550
Proceeds from issuance of shares	805,724	96,323

Net cash provided by financing activities	682,346	246,249

Effect of exchange rate changes on cash and cash equivalents	1,378	6,115

Effect of exchange rate changes on cash

Net increase in cash and cash equivalents	(116,064)	57,788
Cash and cash equivalents, beginning of the year	255,884	62,048

Cash and cash equivalents, end of the year	$139,820	$119,836

Supplemental disclosures of cash flow information:
Interest paid	$696	$225
Income taxes paid	$-	$-
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

Restatement of Prior Financial Statements

The Company’s financial statements for the three months ended May 31, 2009 have been restated to reflect corrections in the financial statements previously provided.  In connection with the audit of the Company’s financial statements for the fiscal year ended February 28, 2010, the Company determined that it did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding.  As a result, the consolidated statements of operations and other comprehensive income and statement of cash flows were restated.

The following table sets forth the consolidated statement of operations and other comprehensive income and statements of cash flows of the Company for the three months ended May 31, 2009 as initially presented and as restated:

	As Originally		Effect of
	Reported	As Adjusted	Change
Revenue	$1,179,154	$230,087	$(949,067)
Cost of revenue	189,872	219,628	29,756
Gross profit	989,282	10,459	(978,823)
Selling, general and administrative expenses	265,063	906,901	641,838
Net operating income (loss)	724,219	(896,442)	(1,620,661)
Other expense	(419)	(402)	17
Net income (loss)	$723,800	$(896,844)	$(1,620,644)
Translation adjustments	-	77,191	77,191
Comprehensive income (loss)	$723,800	(819,653)	$(1,543,453)
Net income (loss) per share
- Basic	$0.04	$(0.05)
- diluted	$0.04	$(0.05)
Weighted average common shares outstanding
- Basic	18,050,000	17,693,046
- Diluted	18,050,000	17,693,046

	As Originally		Effect of
	Reported	As Adjusted	Change
Cash Flows from operating activities:
Net income (loss)	$723,800	$(896,844)	$(1,620,644)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,120	7,024	(96)
Issuance of common shares or warrants for professional services	-	638,867	638,867
(Increase) Decrease in assets:
Notes receivable	(4,913)	2,172	7,085
Accounts receivable	(372,710)	(25,672)	347,038
Other receivables	-	8,910	8,910
Inventories	87,265	132,047	44,782
Prepayments	1,356	95	(1,261)
Other current assets	(8,095)	3,605	11,700
Deposits	-	(1,781)	(1,781)
Other assets	(13,435)	-	13,435
Decrease (Increase) in liabilities:
Notes payable	117,683	6,279	(111,404)
Accounts payable	22,993	(88,595)	(111,588)
Other payable	-	(83)	(83)
Accrued liabilities	-	15,216	15,216
Other current liabilities	1,178	6,519	5,341
Net cash provided by (used in) operating activities	562,242	(192,241)	(754,483)
Cash Flows from Investing activities:
Purchase of property and equipment	(5,625)	-	5,625
Increase in deferred charges	(4,472)	-	4,472
Increase in refundable deposit	(4,310)	-	4,310
Increase in other receivable	(57,354)	-	57,354
Increase in long-term prepayments	-	(2,335)	(2,335)
Net cash used in investing activities	(71,761)	(2,335)	69,426
Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	(11,500)	(13,624)	(2,124)
Proceeds from (Repayment of) related parties	(510,992)	163,550	674,542
Proceeds from issuance of shares	-	96,323	96,323
Net cash provided (used in) by financing activities	(522,492)	246,249	768,741
Effect of exchange rate changes on cash and cash equivalents	84,485	6,115	(78,370)
Net increase in cash and cash equivalents	52,474	57,788	5,314
Cash and cash equivalents, beginning of the year	107,340	62,048	(45,292)
Cash and cash equivalents, end of the period	$159,814	$119,836	$(39,978)
Supplemental disclosures of cash flow information:
Interest paid	$224	$225
Income taxes paid	$-	$-

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company recorded $0 and $12,467 of inventory valuation reserve for obsolete or slow-moving items as of May 31, 2010 and 2009, respectively.
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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the year ended February 28, 2010.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for three month periods ended May 31, 2010 and 2009, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

	Average Rate for the three months
May 31,	2010	2009
Taiwan dollar (TWD)	TWD 31.73182	TWD 33.68054
United States dollar ($)	$1.00	$1.00

	Exchange Rate at
May 31,	2010	2009
Taiwan dollar (TWD)	TWD 32.06900	TWD 32.65000
United States dollar ($)	$1.00	$1.00

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months ended May 31, 2010, the Company incurred net losses of approximately $615,000.  In addition, the Company had a negative cash flow in operating activities amounting approximately $630,000 in the three months ended May 31, 2010, and the Company’s accumulated deficit was approximately $5,100,000 as of May 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. However, as a result of the Company’s loss for three month periods ended May 31, 2010, the need for the Company to restate prior year’s financial statements, the absence of financial controls, the Company’s low stock price and the absence of a strong market for the Company’s common stock, the Company may difficulty raising additional funds in the equity market. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 22, 2009 the Company entered into a financial advisory agreement with Unise Investment Corp. (“Unise”) to provide financial consulting services for which the Company issued 350,001 shares of common stock.   The common stock was valued at $0.30 per share, for a total of $105,000.

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

On February 23, 2010, the Company issued 100,000 shares of common stock at $0.45 per share, for  a total of $45,000, for the services provided in connection with a trade show in March 2010.

During the first quarter of 2010, the Company issued and sold 1,134,823 shares of common stock to certain investors for a cash price of $0.71 per share, for a total of $805,724.

Warrant activity for the three months ended May 31, 2010, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2010	2,550,000	$1.35
Granted	-
Exercised	-
Balance at May 31, 2010	2,550,000	$1.35

The following table summarizes the shares of common stock issuable upon exercise of warrants outstanding at May 31, 2010:

Exercise Price	Outstanding at May 31, 2010	Weighted Average Remaining Contractual Live (Years)	Number Exercisable at May 31, 2010
$1.00	750,000	0.9	750,000
$1.50	1,800,000	1.7	1,800,000

NOTE 7 – INVENTORIES

As of May 31, 2010 and February 28, 2010, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	May 31, 2010	February 28, 2010
Raw Material	$126,119	$76,044
Work-in-process	9,190	11,269
Finished goods	62,834	59,313
	$198,143	$146,626

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	May 31,	February 28,
	2010	2010
Office equipment	$83,808	$66,365
Equipments for leases	756,105	755,681
Other equipment	-	4,016
Total property and equipment	839,913	826,062
Accumulated depreciation	(54,535)	(38,555)
Accumulated impairment	(155,821)	(155,734)
Total property and equipment, net	$629,557	$631,773

Depreciation and amortization expenses during the three months ended May 31, 2010 and 2009 were $25,827 and $7,024, respectively.

NOTE 9 – DEFERRED ASSETS

Deferred assets consisted of the following:

	May 31, 2010	February 28, 2010
Long-term prepaid professional fee	$413,875	$451,500
Other long-term prepaid expenses	52,617	43,734
Total deferred assets	$466,492	$495,234

NOTE 10 - SHORT-TERM BORROWINGS FORM BANKS

Short-term borrowings from banks consisted of the following at May 31, 2010 and February 28, 2010:

	May 31,	February 28,
	2010	2010
First Bank, interest at 4.94%, maturity date 7/1/2012	$45,955	$50,921
Union Bank, interest at 3.22%, maturity date 3/29/2011	28,065	-
Total	74,020	50,921
Current portion	$48,660	$20,339
Long-term portion	$25,360	$30,582

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

As of May 31, 2010 and February 28, 2010, the Company borrowed from its Company’s CEO, in the aggregated amount of $413,656 and $337,155, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

As of May 31, 2010 and February 28, 2010, the Company borrowed from one of the Company’s director, the aggregated amount of $1,116,564 and $1,332,187, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

As of May 31, 2010 and February 28, 2010, the Company borrowed from the president of the Company’s subsidiary, UP, the aggregated amount of $100,939 and $105,972, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

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

The following table provides information as to purchase to each major supplier for three month periods ended May 31, 2010 and 2009, respectively, and the accounts payable to such suppliers:

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

Revenue is derived from sales of our advanced lighting products and systems.   In marketing our products, we sell LED products as stand-alone items to customers who want to purchase the LED products without any related services, and we provide project services, which include the design, implementation and related consulting services as well as the LED products.  We have recently commenced marketing our LED systems to major potential customers under a program in which our revenue is based on the savings the customer realizes from using our system rather than the customer’s existing system.  Through May 31, 2010, we have not generated any revenue from this type of sale.

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products become commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions of which the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  During the quarter ended May 31, 2010, our gross margin was 28.0%, as compared with 4.6% for the three month periods ended May 31, 2009rimarily because Xodtec has reduced the sales of GPS products and information globalization service in Q1 2011 by increasing the sale of LED lighting products and energy-saving solutions instead. As LED lighting and energy-saving solutions generally generate higher profit margins than GPS sale and information globalization services, so our gross margins have increased in the quarter ended May 31, 2011. However, to the extent that we offer low prices for the LED products in order to generate sales and are not able to combine the low prices for the LED prices with a project which also requires our services, our ability to operate profitably will be impaired, especially to the extent that LED users do not seek services as part of a project.  We cannot assure you that we will be successful in marketing projects which require our know-how in the design of a lighting solution.

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

Effect of Absence of Financial Controls; Changes from Previously Reported Results

In the course of preparing our annual financial statements, we determined that we did not have sufficient accounting controls in place in order to enable us to verify key financial items, including revenue and cost of revenue. In this connection, we determined that we did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding.  As a result, the consolidated statements of operations and other comprehensive income and statement of cash flows were restated.  As a result, we incurred a net loss of $2.6 million on revenue of $992,000 for the year ended February 28, 2010, as compared with net income of $753,000 on revenue of $11.5 million for the nine months ended November 30, 2009.  We also restated our financial statements at for the year ended February 28, 2009.  These problems affected each quarter during 2009, and, as a result, our financial statements for the three months ended May 31, 2009 were restated.  As originally reported, we showed net income of $724,000 on revenue of $1.2 million.  As restated, we reported a net loss of $897,000 on revenue of $230,000.  Although we are taking steps to implement financial controls, we cannot assure you that we will be able to implement financial controls in a timely manner or that our controls will be effective.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including Yao-ting Su, our chief executive and financial officer,evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of May 31, 2010.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of May 31, 2010, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

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

ITEM 6.  EXHIBITS

a) Exhibit index

Exhibit    Description of the Exhibit

31.1         Rule 13a-14(a)/15d-14(a) certification by the chief executive and financial officer.

32.1         Section 1350 certification by the chief executive officer and financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XODTEC LED, INC.

Date: December 10, 2010	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer