Form 10-Q/A
period 2010-08-31
XODTEC LED, INC.
filed 2010-12-13
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
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

The number of shares of registrant’s common stock outstanding, as of October 11, 2010 was 25,364,827.

XODTEC LED, INC.
Form 10-Q /A
For the Quarter Ended August 31, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of August 31, 2010 ( u naudited) and February 28, 2010	3
	Consolidated Statements of Operations and Comprehensive Income for the Six Months Ended August 31, 2010 (unaudited) and 2009 (unaudited and restated) and the Three Months Ended August 31, 2010 (unaudited) and 2009 (unaudited and restated )	4
	Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2010 (unaudited) and 2009 (unaudited and restated )	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4.	Controls and Procedures.	25

	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 6.	Exhibits.	27

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as an amendment to our quarterly report on Form 10-Q for the quarter ended August 31, 2010, which was filed with the Securities and Exchange Commission on October 19, 2010.  This amendment reflects changes in the financial statements, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4 “Controls and Procedures” only to the extent that they relate to (i) the restated nature of our financial statements for the quarter ended May 31, 2009, (ii) the method of inclusion of the results of operations of a non-consolidated subsidiary in our financial statements and (iii) the material weakness of our internal controls.  No information in the Form 10-Q as initially filed has been updated.  Currently dated Exhibits 31.1 and 32.1, signed by the current principal executive and financial officer, is included in this filing.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	February 28
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,572	$255,884
Notes receivable, net	39,486	21,088
Accounts receivable, net	101,741	103,472
Other receivables	33,090	30,387
Inventories, net	-	14,666
Prepayments	30,839	69,537
Other current assets	30,640	20,761
Total current assets	332,368	647,755

Property and equipment, net	660,296	631,773

Other Assets
Deposits	69,140	65,965
Deferred assets	604,175	495,234
Total assets	$1,665,979	$1,840,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings from banks	$20,859	$20,339
Notes payable	71,978	157,109
Accounts payable	135,480	70,000
Other payable	448,214	556,163
Accrued liabilities	262,600	145,951
Due to related parties	2,050,043	1,775,314
Other current liabilities	44,807	2,370
Total current liabilities	3,033,981	2,727,246

Long-term liability	20,059	30,582
Total liabilities	3,054,040	2,757,828
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	24,165	22,430
24,164,827 and 22,430,004 issued and outstanding, respectively)
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	4,673,757	3,677,767
Accumulated deficit	(5,902,920)	(4,445,123)
Accumulated other comprehensive gain - translation adjustments	(53,063)	(42,175)
Total stockholders' equity	(1,388,061)	(917,101)
Total liabilities and stockholders' equity	$1,665,979	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME

	Six months ended August 31,		Three months ended August 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
Revenue	$488,438	$489,814	$244,653	$259,727

Cost of revenue	630,270	436,870	454,790	217,242

Gross profit	(141,832)	52,944	(210,137)	42,485

Selling, general and administrative expenses	1,387,326	1,269,402	701,929	362,501

Net operating income	(1,529,158)	(1,216,458)	(912,066)	(320,016)

Other income (expense)
Interest income	173	113	173	89
Interest expense	(1,370)	(1,073)	(674)	(847)
Gain(loss) on exchange	(206)	(462)	(124)	(262)
Indemnity income	69,360	-	69,360	-
Other income (expense)	3,404	517	(27)	513
Total other income (loss)	71,361	(905)	68,708	(503)
Net (loss) before income taxes	(1,457,797)	(1,217,363)	(843,358)	(320,519)

Income taxes	-	-	-	-
Net (loss)	$(1,457,797)	$(1,217,363)	$(843,358)	$(320,519)
Translation adjustments	(10,888)	(65,988)	(522)	77,191
Comprehensive income	$(1,468,685)	$(1,283,351)	$(843,880)	$(243,328)

Net (loss) per share
- Basic	$(0.06)	$(0.06)	$(0.04)	$(0.02)
- diluted	$(0.06)	$(0.06)	$(0.04)	$(0.02)

Weighted average common shares outstanding
- Basic and	23,326,201	20,230,004	23,975,697	19,206,091
- diluted	23,326,201	20,230,004	23,975,697	19,206,091

The accompanying notes are an integral part of the financial statements.

*Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2010	2009
	(Unaudited)	(Unaudited)
		(Restated)
Cash Flows from operating activities:
Net (loss)	$(1,457,797)	$(1,217,363)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	60,565	14,694
Issuance of common shares or warrants for professional services	130,917	638,867
Allowance for doubtful accounts	30,850	-
Loss on disposal of property and equipment	-	1,226
(Increase) Decrease in assets:
Notes receivable	(18,461)	2,198
Accounts receivable	(29,024)	(51,960)
Other receivables	(2,689)	9,017
Inventories	147,392	125,854
Prepayments	(6,309)	13,320
Other current assets	(9,906)	10
Deposits	(3,133)	(20,162)
Decrease (Increase) in liabilities:
Notes payable	(85,636)	102,372
Accounts payable	65,708	(105,628)
Other payable	1,964	2,041
Accrued liabilities	117,037	45,338
Other current liabilities	30,600	(1,730)
Net cash provided by(used in) operating activities	(1,027,922)	(441,906)

Cash Flows from Investing activities:
Increase in long-term prepayments	(14,505)	(20,811)
Purchase of property & equipment	(187,863)	(880)
Net cash used in investing activities	(202,368)	(21,691)

Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	(10,089)	36,165
Proceeds from (Repayment of) related parties	274,429	225,377
Proceeds from issuance of shares	805,724	259,250

Net cash provided by financing activities	1,070,064	520,792

Effect of exchange rate changes on cash and cash equivalents	914	4,367

Effect of exchange rate changes on cash

Net increase in cash and cash equivalents	(159,312)	61,562
Cash and cash equivalents, beginning of the year	255,884	62,048

Cash and cash equivalents, end of the year	$96,572	$123,610

Supplemental disclosures of cash flow information:
Interest paid	$1,370	$1,073
Income taxes paid	$-	$-

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

On April 1, 2009, in anticipation of the exchange agreement described in the following paragraph, APlus International, Ltd., a Nevada limited liability company (“APlus”), acquired all of the capital stock of Xodtec, Targetek and UP, pursuant to agreements with the shareholders of each of these companies (The application of domestic investment by foreign nationals governed by the Investment Commission of the Republic of China is still in the process ) and acquired a 35% interest in Radiant Sun pursuant to an agreement with the holders of 35% of the capital stock of Radiant Sun.  As a result of these agreements, the former shareholders of Xodtec, Targetek and UP and the former holders of 35% of the stock of Radiant Sun were the sole members of APlus.

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

Restatement of Prior Financial Statements

The Company’s financial statements for the three and six months ended August 31, 2009 have been restated to reflect corrections in the statements previously provided.  In connection with the audit of the Company’s financial statements for the fiscal year ended February 28, 2010, the Company determined that it did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding.  As a result, the consolidated statements of operations and other comprehensive income and statements of cash flows were restated.

The following table sets forth the consolidated statement of operations and other comprehensive income and statements of cash flows of the Company for the three and six month periods ended August 31, 2009 as initially presented and as restated:
	Six Months Ended August 31, 2009
	As Originally		Effect of
	Reported	As Adjusted	Change
Revenue	$4,174,586	$489,814	$(3,684,772)
Cost of revenue	1,938,367	436,870	(1,501,497)
Gross profit	2,236,219	52,944	(2,183,275)
Selling, general and administrative expenses	766,857	1,269,401	502,544
Net operating income (loss)	1,469,362	(1,216,457)	(2,685,819)
Other expense	(10,130)	(905)	9,225
Net income (loss) before income taxes	1,459,232	(1,217,362)	(2,676,594)
Income taxes	144,152	-	(144,152)
Net income (loss)	$1,315,080	$(1,217,362)	$(2,532,442)
Translation adjustments	-	(65,988)	(65,988)
Comprehensive income (loss)	$1,315,080	$(1,283,350)	$(2,598,430)
Net income (loss) per share
- Basic	$0.07	$(0.06)
- Diluted	$0.07	$(0.06)
Weighted average common shares outstanding
- Basic and	18,050,000	20,230,004
- Diluted	18,050,000	20,230,004

	Three Months Ended August 31, 2009
	As Originally		Effect of
	Reported	As Adjusted	Change
Revenue	$3,006,055	$259,727	$(2,746,328)
Cost of revenue	1,757,528	217,242	(1,540,286)
Gross profit	1,248,527	42,485	(1,206,042)
Selling, general and administrative expenses	490,106	362,501	(127,605)
Net operating income (loss)	758,421	(320,016)	(1,078,437)
Other expense	(1,256)	(503)	753
Net income (loss)	$757,165	$(320,519)	$(1,077,684)
Translation adjustments	-	77,191	77,191
Comprehensive income (loss)	$757,165	$(243,328)	$(1,000,493)
Net income (loss) per share
- Basic	$0.05	$(0.02)
- Diluted	$0.05	$(0.02)
Weighted average common shares outstanding
- Basic	15,715,760	19,206,091
- Diluted	15,715,760	19,206,091

	Six Months Ended August 31, 2009
	As Originally Reported	As Adjusted	Effect of Change
Cash Flows from operating activities:
Net income (loss)	$1,315,080	$(1,217,363)	$(2,532,443)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,001	14,694	(6,307)
Issuance of common shares or warrants for professional services	—	638,867	638,867
Loss on disposal of property and equipment	—	1,226	1,226
(Increase) Decrease in assets:
Notes receivable	1,014	2,198	1,184
Accounts receivable	(1,263,839)	(51,960)	1,211,879
Other receivables	—	9,017	9,017
Inventories	121,525	125,854	4,329
Prepayments	110,901	13,320	(97,581)
Other current assets	(133,618)	10	133,628
Deposits	—	(20,162)	(20,162)
Decrease (Increase) in liabilities:
Notes payable	(104,362)	102,372	206,734
Accounts payable	4,361	(105,627)	(109,988)
Other payable	—	2,041	2,041
Accrued liabilities	312,740	45,338	(267,402)
Other current liabilities Increase in income tax payable	(4,215)	(1,731)	2,484
Increase in income tax payable	155,015	—	(155,015)

Net cash provided by(used in) operating activities	535,603	(441,906)	(977,509)

Cash Flows from Investing activities:
Proceeds from disposal of property and equipment	1,239	—	(1,239)
Purchase of property and equipment	(890)	(880)	10
Increase in deferred charges	(24,905)	—	24,905
Increase in refundable deposit	(3,718)	—	3,718
Increase in other receivable	(96,517)	—	96,517
Increase in other notes payable	143,744	—	(143,744)
Increase in long-term prepayments	—	(20,811)	(20,811)

Net cash provided by (used in) investing activities	18,953	(21,691)	(40,644)

Cash flows from financing activities:
Proceeds from borrowings from banks	38,901	36,165	(2,736)
Proceeds from (Repayment of) related parties	(637,953)	225,377	863,330
Proceeds from issuance of shares	—	259,250	259,250

Net cash provided by (used in) financing activities	(599,052)	520,792	1,119,844

Effect of exchange rate changes on cash and cash equivalents	57,152	4,368	(52,784)

Net increase in cash and cash equivalents	12,656	61,563	48,907

Cash and cash equivalents, beginning of the year	107,340	62,048	(45,292)

Cash and cash equivalents, end of the period	$119,996	123,611	$3,615

Supplemental disclosures of cash flow information:
Interest paid	$1,085	$1,073
Income taxes paid	$—	$—

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Allowance for doubtful accounts amounted to $30,716 and $0 at August 31, 2010 and February 28, 2010, respectively.

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

Equity investment

The Company accounts for its interest in its equity investments pursuant to ASC 323 “Investments – Equity Method and Joint Ventures,” which sets forth guidance as to the treatment of equity investments.  Because the Company only unconsolidated subsidiary is inactive, does not meet the test of a significant subsidiary under Rule 1-02(w)of Regulation S-X and any summarized information is de minimus, the Company is not required to include summarized financial information with respect to this entity and the absence of summarized financial information does not impact its consolidated financial statements.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the six months ended August 31, 2010.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for six months ended August 31, 2010 and 2009, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

On June 29, 2010, the Company entered into contracts with two consultants pursuant to which consultants are to provide services in connection with the Company’s expansion into China for a three-year period.  Pursuant to the contracts, the Company issued 600,000 shares of common stock to the consultants.  The value of the shares, $192,000, is based on the closing price of the common stock at $0.32 on June 29, 2010, and is being amortized over the three-year term of the contracts commencing on July 1, 2010, with the unamortized portion being reflected as a deferred asset.  See Note 9.

During the six months ended August 31, 2010, the Company sold 1,134,823 shares of common stock to investors for a cash price of $0.71 per share and a total amount of $805,724.

Warrant activity for the six months ended August 31, 2010, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2010	2,550,000	$1.35
Granted	-
Exercised	-
Balance at August 31, 2010	2,550,000	$1.35

The following table summarizes the shares of common stock issuable upon exercise of warrants outstanding at August 31, 2010:

Exercise Price	Outstanding at August 31, 2010	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at August 31, 2010
$1.00	750,000	0.65	750,000
$1.50	1,800,000	1.44	1,800,000

NOTE 7 – INVENTORIES

As of August 31, 2010 and February 28, 2010, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	August 31, 2010	February 28, 2010
Raw Material	$129,662	$76,044
Work-in-process	35,129	11,269
Finished goods	113,685	59,313
Gross inventory	$278,476	$146,626
Less amount to reduce inventories to lower of cost or market	(278,476)	-
Net inventory	$-	$146,626

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	August 31,	February 28,
	2010	2010
Office equipment	$94,452	$66,365
Machinery	48,640	-
Equipments for leases	756,318	755,681
Other equipment	-	4,016
Total property and equipment	899,410	826,062
Accumulated depreciation	(83,249)	(38,555)
Accumulated impairment	(155,865)	(155,734)
Total property and equipment, net	$660,296	$631,773

Depreciation and amortization expenses during the six months ended August 31, 2010 and 2009 were $60,565 and $14,694, respectively.

NOTE 9 – DEFERRED ASSETS

Deferred assets consisted of the following:

	August 31, 2010	February 28, 2010
Long-term prepaid professional fee	$557,583	$451,500
Other long-term prepaid expenses	46,592	43,734
Total deferred assets	$604,175	$495,234

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at August 31, 2010 and February 28, 2010:

	August 31,	February 28,
	2010	2010
From First Bank, interest at 4.94%, maturity date 7/1/2012	$40,918	$50,921
Total	40,918	50,921
Current portion	$20,859	$20,339
Long-term portion	$20,059	$30,582

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

NOTE 12 - RELATED PARTY TRANSACTIONS

-	Due to related parties
As of August 31, 2010 and February 28, 2010, the Company had outstanding borrowings from

·	its CEO in the aggregate amounts of $504,723 and $337,155, respectively,
·	its president in the aggregate amounts of $31,192 and $0, respectively,
·	one of its directors in the aggregate amounts of $1,256,350 and $1,332,187, respectively,
·	the president of its subsidiary, UP, in the aggregate amounts of $101,122 and $105,972, respectively, and
·	three shareholders in the aggregate amounts of $156,656 and $0, respectively.
The borrowings were used for general working capital needs, and they do not bear interest and are payable on demand.

As of August 31, 2010 and February 28, 2010, the Company had accounts payable amounted of $26,662 and $26,075, respectively, to Chunghwa.

NOTE 13 – CONCENTRATION

-	Major customers
The following table provides information as to sales to each customer who accounted for at least 10% of the Company’s revenue for the six months ended August 31, 2010 and 2009, respectively, and the accounts receivable from such customers:

	Revenue Six Months Ended August 31,	Percentage of Total Revenue	Accounts Receivable At August 31,
2010
-Customer A	$65,789	13%	$68,114
-Customer B	54,842	11%	11,555
-Customer C	49,494	10%	-
2009
-Customer D	$122,294	25%	$71,763

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
The following table provides information as to purchase to each major supplier who accounted for 10% or more of the Company’s purchases for the six months ended August 31, 2010 and 2009, respectively, and the accounts payable to such suppliers:

	Purchase Six months Ended August 31,	Accounts / Notes Payable At August 31,
2010
-Vendor A	$61,386	$35,390

2009
-Vendor B	47,319	50,651

NOTE 14 - COMMITIMENTS AND CONTINGENCIES

The Company rent offices under several operating leases. The Company minimum rent for the future is following as:

Twelve months ending	Amounts
August 31, 2011	$138,241
August 31, 2012	$57,183

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

NOTE 16 - SUBSEQUENT EVENTS

On September 21, 2010, the Company issued an aggregate of 1,000,000 shares of common stock at $0.71 per share to an investor pursuant to purchase agreements, for an aggregate sales price of $710,000.

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

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 605) , or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of Accounting Standards Codification (ASC) Subtopic 605-25. The consensus in ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The present standard requires that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. In addition, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe this guidance will have a material impact on its financial position or results of operations.

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

Liquidity and Capital Resources:

The following table sets forth information as to the principal changes in the components of working capital from August 31, 2010 to February 28, 2010:

Category	August 31, 2010	February 28, 2010	Change (in $)	% Change
Current assets:
Cash and cash equivalents	$96,572	$255,884	$(159,312)	(62.25)%
Notes receivable, net	39,486	21,088	18,398	87.24%
Accounts receivable, net	101,741	103,472	(1,731)	(1.67)%
Other receivables	33,090	30,387	2,703	-8.90%
Inventories	-	146,626	(146,626)	(100)%
Prepayments	30,839	69,537	(38,698)	(55.65)%
Other current assets	30,640	20,761	9,879	47.58%

Current liabilities:
Short-term debt	20,859	20,339	520	2.55%
Notes payable	71,978	157,109	(85,131)	(54.19)%
Accounts payable	135,480	70,000	65,480	93.54%
Other payable	448,214	556,163	(107,949)	(19.41)%
Accrued liabilities	262,600	145,951	116,649	79.92%
Due to related party	2,050,043	1,775,314	274,729	15.47%
Other current liabilities	44,807	2,370	42,437	1790.59%

Total current assets	332,368	647,755	(315,387)	(48.69)%
Total current liabilities	3,033,981	2,727,246	306,735	11.25%
Working capital (deficiency)	(2,701,613)	(2,079,491)	(622,121)	(29.92)%

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including Yao-ting Su, our chief executive and financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010.

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

As previously reported, during our assessment of the effectiveness of internal control over financial reporting, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

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

The issuance of these securities was exempt from registration under Regulation S of the Securities and Exchange Commission under the Securities Act of 1933 (the “Securities Act”).  The persons to whom the shares were issued are not “U.S. persons” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, had acquired the common stock for investment purposes for its own respective account and not as a nominee or agent, and not with a view to the resale or distribution thereof, and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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