Form 10-Q
period 2010-11-30
XODTEC LED, INC.
filed 2011-01-19
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

XODTEC LED, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of January19, 2011 was 27,864,827.

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended November 30, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of November 30, 2010 ( unaudited) and February 28, 2010	2
	Consolidated Statements of Operations and Comprehensive Income for the Nine Months Ended November 30, 2010 (unaudited) and 2009 (unaudited and restated) and the Three Months Ended November 30, 2010 (unaudited) and 2009 (unaudited and restated )	3
	Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2010 (unaudited) and 2009 (unaudited and restated )	4
	Notes to Unaudited Consolidated Financial Statements.	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26
Item 4.	Controls and Procedures.	26

	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 6.	Exhibits.	29

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

PART 1 - FINANCIAL INFORMATION

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	February 28
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$227,525	$255,884
Notes receivable, net	77,681	21,088
Accounts receivable, net	145,431	103,472
Other receivables	47,358	30,387
Inventories, net	-	146,626
Prepayments	301,752	69,537
Other current assets	36,289	20,761
Total current assets	836,036	647,755

Property and equipment, net	115,366	631,773

Other assets
Deposits	70,306	65,965
Deferred assets	471,206	495,234
Other assets	566,642	-

Total assets	$2,059,556	$1,840,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings from banks	$22,156	$20,339
Notes payable	374,403	157,109
Accounts payable	140,329	70,000
Other payable	466,078	556,163
Accrued liabilities	341,393	145,951
Due to related parties	1,909,967	1,775,314
Other current liabilities	170,372	2,370

Total current liabilities	3,424,698	2,727,246

Long-term liability	15,430	30,582

Total liabilities	3,440,128	2,757,828
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	26,865	22,430
26,864,827 and 22,430,004 issued and outstanding at November 30, 2010 and February 28, 2010, respectively)
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	5,676,557	3,677,767
Accumulated deficit	(6,698,415)	(4,445,122)
Accumulated other comprehensive gain - translation adjustments	(255,579)	(42,176)

Total stockholders' equity	(1,380,572)	(917,101)
Total liabilities and stockholders' equity	$2,059,556	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME

	Nine months ended November 30,		Three months ended November 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
Revenue	$823,865	$739,849	$335,427	$250,035

Cost of revenue	921,025	623,289	290,756	186,419

Gross profit	(97,160)	116,560	44,671	63,616

Selling, general and administrative expenses	2,208,741	2,070,635	821,414	801,234

Net operating loss	(2,305,901)	(1,954,075)	(776,743)	(737,618)

Other income (expense)
Interest income	221	187	48	74
Interest expense	(5,505)	(1,791)	(4,136)	(718)
Gain(loss) on exchange	(834)	2,799	(628)	3,261
Indemnity income	70,021	-	661	-
Other income (expense)	(11,294)	2,525	(14,698)	2,008
Total other income (loss)	52,609	3,720	(18,753)	4,625

Net loss before income taxes	(2,253,292)	(1,950,355)	(795,496)	(732,993)

Income taxes	-	-	-	-

Net loss	$(2,253,292)	$(1,950,355)	$(795,496)	$(732,993)

Translation adjustments	(213,404)	(98,190)	(202,515)	77,193

Comprehensive income	$(2,466,696)	$(2,048,545)	$(998,011)	$(655,800)

Net loss per share
- Basic	$(0.09)	$(0.10)	$(0.03)	$(0.04)
- diluted	$(0.09)	$(0.10)	$(0.03)	$(0.04)

Weighted average common shares outstanding
- Basic and	24,194,073	18,609,458	25,948,893	20,903,081
- diluted	24,194,073	18,609,458	25,948,893	20,903,081

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended November 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows from operating activities:
Net (loss)	$(2,253,292)	$(1,950,355)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	85,053	23,714
Issuance of common shares or warrants for professional services	281,750	1,107,867
Allowance for doubtful accounts	31,144	-
Loss on disposal of property and equipment	-	1,236
(Increase) Decrease in assets:
Notes receivable	(53,612)	(5,370)
Accounts receivable	(66,575)	(58,677)
Other receivables	(14,894)	8,841
Inventories	148,796	98,679
Prepayments	(2,261)	11,214
Other current assets	(13,975)	(11,219)
Deposits	(949)	(20,334)
Decrease (Increase) in liabilities:
Notes payable	202,105	83,681
Accounts payable	64,472	(158,981)
Other payable	(2,418)	3,424
Accrued liabilities	181,554	16,498
Other current liabilities	41,192	(16,939)

Net cash used in operating activities	(1,371,910)	(866,721)

Cash Flows from Investing activities:
Increase in long-term prepayments	(14,643)	(20,988)
Purchase of property & equipment	(196,513)	(887)
Net cash used in investing activities	(211,156)	(21,875)

Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	(15,379)	31,738
Proceeds from (Repayment of) related parties	42,757	36,378
Proceeds from issuance of shares	1,515,725	884,110

Net cash provided by financing activities	1,543,103	952,226

Effect of exchange rate changes on cash and cash equivalents	11,604	6,422

Net increase (decrease) in cash and cash equivalents	(28,359)	70,052
Cash and cash equivalents, beginning of the year	255,884	62,048

Cash and cash equivalents, end of the year	$227,525	$132,100

Supplemental disclosures of cash flow information:
Interest paid	$5,505	$1,791
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of equity as prepayment of professional fees	$435,000	$1,039,000

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

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

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

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

Restatement of Prior Financial Statements

The Company’s financial statements for the three and nine months ended November 30, 2009 have been restated to reflect corrections in the statements previously provided. In connection with the audit of the Company’s financial statement for the fiscal year ended February 28, 2010, the Company determined that it did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding. As a result, the consolidated statements of operations and other comprehensive income and statements of cash flows were restated. The following table sets forth the consolidated statement of operations and other comprehensive income and statements of cash flows of the Company for the three and nine month periods ended November 30, 2009 as initially presented as restated:

	Nine Months Ended November 30, 2009
	As Originally		Effect of
	Reported	As Restated	Change
Revenue	$11,545,510	$739,849	$(10,805,661)
Cost of revenue	8,387,986	623,289	(7,764,697)
Gross profit	3,157,524	116,560	(3,040,964)
Selling, general and administrative expenses	2,593,975	2,070,635	(523,340)
Net operating income (loss)	563,549	(1,954,075)	(2,517,624)
Other income	2,994	3,720	726
Net income (loss) before income taxes	566,543	(1,950,355)	(2,516,898)
Income taxes expense (benefit)	(185,972)	-	185,972
Net income (loss)	$752,515	$(1,950,355)	$(2,702,870)
Translation adjustments	451,297	(98,190)	(549,487)
Comprehensive income (loss)	$1,203,812	$(2,048,545)	$(3,252,357)
Net income (loss) per share
- Basic	$0.04	$(0.10)
- diluted	$0.04	$(0.10)
Weighted average common shares outstanding
- Basic and	18,609,458	18,609,458
- diluted	18,763,438	18,609,458

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

	Three Months Ended November, 2009
	As Originally		Effect of
	Reported	As Restated	Change
Revenue	$7,370,924	$250,035	$(7,120,889)
Cost of revenue	6,449,619	186,419	(6,263,200)
Gross profit	921,305	63,616	(857,689)
Selling, general and administrative expenses	1,188,251	801,234	(387,017)
Net operating loss	(266,946)	(737,618)	(470,672)
Other income	13,124	4,625	(8,499)
Net loss before income taxes	(253,822)	(732,993)	(479,171)
Income taxes expense (benefit)	(330,124)	-	-
Net income (loss)	$76,302	$(732,993)	$(479,171)
Translation adjustments	442,180	77,193	(364,987)
Comprehensive income(loss)	$518,482	$(655,800)	$(844,158)
Net income (loss) per share
- Basic	$0.00	$(0.04)
- diluted	$0.00	$(0.04)
Weighted average common shares outstanding
- Basic and	20,903,081	20,903,081
- diluted	21,101,055	20,903,081

	As Originally		Effect of
	Reported	As Restated	Change
Cash Flows from operating activities:
Net income (loss)	$752,515	$(1,950,355)	$2,702,870
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,703	23,714	4,989
Issuance of common shares or warrants for professional services	1,107,867	1,107,867	-
Loss on disposal of property and equipment	-	1,236	(1,236)

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

(Increase) Decrease in assets:
Notes receivable	-	(5,370)	5,370
Accounts receivable	(2,500,950)	(58,677)	(2,442,273)
Other receivables	(62,775)	8,841	(71,616)
Inventories	(26,359)	98,679	(125,038)
Prepayments	(365,744)	11,214	(376,958)
Other current assets	(21,127)	(11,219)	(9,908)
Deposits	-	(20,334)	20,334
Decrease (Increase) in liabilities:
Notes payable	-	83,681	(83,681)
Accounts payable	730,994	(158,981)	889,975
Other payable	1,243	3,424	(2,181)
Accrued liabilities	274,021	16,498	257,523
Other current liabilities	(10,705)	(16,939)	6,234
Increase in income tax payable	(185,969)	-	(185,969)

Net cash used in operating activities	(278,286)	(866,721)	588,435

Cash Flows from Investing activities:
Increase in long-term prepayments	-	(20,988)	20,988
Purchase of property and equipment	-	(887)	887
Proceeds from sale of assets	351	-	351
Net cash provided by (used in) investing activities	351	(21,875)	22,226

Cash flows from financing activities:
Proceeds from borrowings from banks	30,112	31,738	(1,626)
Proceeds from (Repayment of) related parties	(614,205)	36,378	(650,583)
Proceeds from issuance of shares	884,110	884,110	-

Net cash provided by financing activities	300,017	952,226	(652,209)

Effect of exchange rate changes on cash and cash equivalents	(2,319)	6,422	(8,741)

Net increase in cash and cash equivalents	19,763	70,052	(50,289)
Cash and cash equivalents, beginning of the year	107,340	62,048	45,292

Cash and cash equivalents, end of the period	$127,103	$132,100	$(4,997)

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

Supplemental disclosures of cash flow information:
Interest paid	$1,829	$1,791
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of equity as prepayment of professional fees	$570,000	$1,039,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended February 28, 2010. Operating results for the nine-month period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ended February 28, 2011.

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

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Allowance for doubtful accounts amounted to $31,144 and $0 at November 30, 2010 and February28, 2010, respectively.

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company recorded approximately$384,000 and $23,000 of inventory valuation reserve for LCM inventory adjustments for the nine months ended November 30, 2010 and 2009, respectively.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

Equity investment

The Company accounts for its interest in its equity investments pursuant to ASC 323 “Investment – Equity Method and Joint Ventures,” which sets forth guidance as to the treatment of equity investments. Because the Company only unconsolidated subsidiary is inactive, does not meet the test of a significant subsidiary under Rule 1-02(w)of Regulation S-X and any summarized information is de minimus, the Company is not required to include summarized financial information with respect to this entity and the absence of summarized financial information does not impact its consolidated financial statements.

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

Subscription Receivable

The subscription receivable reflects the sales of common stock in July 2009 for which the Company had not received payment as of February 28, 2010 or November 30, 2010.

Income taxes

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the nine months ended November30, 2010.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for nine months ended November 30, 2010 and 2009, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

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

	Average Rate for the nine months
November 30,	2010	2009
Taiwan dollar (NTD)	NTD 30.53270	NTD 33.00431
United States dollar ($)	$1.00000	$1.00000

	Exchange Rate at
November 30,	2010	2009
Taiwan dollar (NTD)	NTD 31.61906	NTD 32.34200
United States dollar ($)	$1.0000	$1.0000

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine months ended November 30, 2010, the Company incurred a net loss of approximately $2,253,000.  In addition, the Company had a negative cash flow in operating activities amounting approximately $662,000 in the nine months ended November 30, 2010, and the Company’s accumulated deficit was approximately $6,698,000 as of November 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding could provide the opportunity for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

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

On April 20, 2009, the Company issued 350,001 shares of common stock at $0.30 per share and total value of $105,000, and two-year warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share, for services rendered by Dragonfly Capital Partners, LLC (“Dragonfly”) in connection with the Exchange.  The Company has agreed to register the common stock issued to Dragonfly and the shares of common stock issuable upon exercise of Dragonfly’s warrants. Using the Black-Scholes valuation model, the value of these warrants is $34,191. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.735%; dividend yield – 0%; expected volatility – 72% and term of 1.5 years.

On April 22, 2009 the Company entered into a financial advisory agreement with Unise Investment Corp. (“Unise”) to provide financial consulting services in consideration for 350,001 shares of common stock at $0.30 per share and total value of $105,000.

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share were expired and unexercised on October 23, 2009, (ii) warrants to purchase 500,000 shares of common stock at $1.00 per share will be expired on April 23, 2011 and (iii) warrants to purchase 800,000 shares of common stock at $1.50 per share will be expired on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% ~0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 1.5 years and 1.5 years.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

The Company issued the shares and warrants issued Dragonfly and Unise, as described in the preceding paragraphs, for consulting service. The value of the shares and warrants were included in general and administrative expenses for the nine months ended November 30, 2009.

NOTE 6 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

On July 8, 2009, the Company issued and sold 1,000,000 shares of common stock to certain investors for a cash price of $0.65 per share and a total amount of $650,000.  As of November 30, 2009, the Company had received $884,110, and the balance of $360,750 had not been received and is treated as a subscriptionreceivable.

The Company issued securities during the nine months ended November 30, 2010 as follows:

On February 23, 2010, the Company issued 100,000 restricted shares of its common stock at $0.45 per share and total value of $45,000, to Prostep International Corp. for the services providedin connection with a trade show in March 2010.

On June 29, 2010, the Company entered into contracts with two consultants pursuant to which consultants are to provide services in connection with the Company’s expansion into China forone year period.  Pursuant to the contracts, the Company issued 600,000 shares of common stock to the consultants.  The value of the shares, $192,000, is based on the closing price of the common stock at $0.32 on June 29, 2010, and is being amortized over the one-year term of the contracts commencing on July 1, 2010.

On September 1, 2010, the Company entered into contracts with one consultant pursuant to which consultants are to provide services in connection with the Company’s expansion into China forone year period.  Pursuant to the contracts, the Company issued 350,000 shares of common stock to the consultants.  The value of the shares, $63,000, is based on the closing price of the common stock at $0.18 on September 1, 2010, and is being amortized over the one-year term of the contracts commencing on September 1, 2010.

On September 10, 2010, the Company entered into contracts with one consultant pursuant to which consultants are to provide services in connection with the Company’s expansion into China forone year period.  Pursuant to the contracts, the Company issued 350,000 shares of common stock to the consultants.  The value of the shares, $52,500, is based on the closing price of the common stock at $0.15 on September 10, 2010, and is being amortized over the one-year term of the contracts commencing on September 1, 2010.

On October 1, 2010, the Company entered into contracts with one consultant pursuant to which consultants are to provide services in connection with the Company’s expansion into China forone year period.  Pursuant to the contracts, the Company issued 500,000 shares of common stock to the consultants.  The value of the shares, $90,000, is based on the closing price of the common stock at $0.18 on October 1, 2010, and is being amortized over the one-year term of the contracts commencing on October 1, 2010.

On November 25, 2010, the Company extendedthe contract with one consultant pursuant to which consultants are to provide services in connection with the Company’s expansion into China foranother one year period.  Pursuant to the contracts, the Company issued 500,000 shares of common stock to the consultants.  The value of the shares, $90,000, is based on the closing price of the common stock at $0.20 on November 25, 2010, and is being amortized over the one-year term of the contracts commencing on July 1, 2011.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

During the nine months ended November 30, 2010, the Company sold 2,134,823 shares of common stock to investors for a cash price of $0.71 per share and a total amount of $1,515,724.

Warrant activity for the nine months ended November 30, 2010, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2010	2,550,000	$1.35
Granted	-
Exercised	-
Balance at November 30, 2010	2,550,000	$1.35

The following table summarizes the shares of common stock issuable upon exercise of warrants outstanding at November 30, 2010:

Exercise Price	Outstanding at November 30, 2010	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at November 30, 2010
$1.00	750,000	0.45	750,000
$1.50	1,800,000	1.19	1,800,000

NOTE 7 – INVENTORIES

As of November 30, 2010 and February 28, 2010, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	November 30, 2010	February 28, 2010
Raw Material	$161,947	$76,044
Work-in-process	22,308	11,269
Finished goods	213,793	59,313
Gross inventory	$398,048	$146,626
Less amount to reduce inventories to lower of cost or market	(398,048)	-
Net inventory	$-	$146,626

NOTE 8 – PROPERTY AND EQUIPMENT AND

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

Property and equipment consisted of the following:

	November 30, 2010	February 28, 2010
Office equipment	$106,281	$66,365
Machinery	51,073	-
Equipments for leases	-	755,681
Other equipment	-	4,016
Total property and equipment	157,354	826,062
Accumulated depreciation	(41,988)	(38,555)
Accumulated impairment	-	(155,734)
Total property and equipment, net	$115,366	$631,773

Depreciation and amortization expenses during the nine months ended November 30, 2010 and 2009 were $85,053 and $23,714, respectively.

NOTE 9 – DEFERRED ASSETS

Deferred assets consisted of the following:

	November 30, 2010	February 28, 2010
Long-term prepaid professional fee	$702,250	$451,500
Other long-term prepaid expenses	42,581	43,734
Total deferred assets	$744,831	$495,234

NOTE 10 – OTHER ASSETS

Other assetsare reported at the lower of the carrying amount or fair values less cost to sell. As of November 30, 2010, thenet realizable value of this idle asset was$566,642.This equipment has been used for Energy saving contract, which has been terminated, and this equipment will not have other usage. Therefore, the balance of this idle equipment has been classified from fixed assets intoother assets The Company still has other payable regarding this equipment as of November 30 and February 28, 2010 were $459,830 and $437,954, respectively.

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at November 30, 2010 and February 28, 2010:

	November 30, 2010	February 28, 2010
From First Bank, interest at 4.94%, maturity date 7/1/2012	$37,586	$50,921
Total	37,586	50,921
Current portion	$22,156	$20,339
Long-term portion	$15,430	$30,582

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

NOTE 11 - INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company pays income taxes under the laws of the Republic of China (Taiwan).  For the nine months ended November 30, 2010 and 2009, there were no income tax expenses.

NOTE 12 - RELATED PARTY TRANSACTIONS

-	Due to related parties

As of November 30, 2010 and February 28, 2010, the Company had outstanding borrowings from

·	its CEO in the aggregate amounts of $564,667 and $337,155, respectively,
·	one of its directors in the aggregate amounts of $1,147,282 and $1,332,187, respectively,
·	the president of its subsidiary, UP, in the aggregate amounts of $164,53 and $105,972, respectively, and
·	one shareholders in the aggregate amounts of $33,485 and $0, respectively.

The borrowings were used for general working capital needs, and they do not bear interest and are payable on demand.

As of November 30, 2010 and February 28, 2010, the Company had accounts payable amounted of $0 and $26,075, respectively, to Chunghwa.

NOTE 13 - CONCENTRATION

-	Major customers

The following table provides information as to sales to each customer who accounted for at least 10% of the Company’s revenue for the nine months ended November 30, 2010 and 2009, respectively, and the accounts receivable from such customers:

	Revenue Nine Months Ended November 30,	Percentage of Total Revenue	Accounts Receivable At November 30,
2010
-Customer A	$79,594	10%	$24,155
2009
-Customer B	$123,334	17%	$-

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

Substantially all of the Company's revenue is derived from sales of LED lighting products.  Any significant decline in market acceptance of the Company's products or in the financial condition of the Company's existing customers could impair the Company's ability to operate effectively.

-	Major suppliers

The following table provides information as to purchase to each major supplier who accounted for 10% or more of the Company’s purchases for the nine months ended November 30, 2010 and 2009, respectively, and the accounts payable to such suppliers:

	Purchase Nine months Ended November 30,	Accounts /Notes Payable AtNovember 30,
2010
-Vendor A	$190,390	$-
-Vendor B	56,843	36,531
2009

There is no major supplier who accounted over 10% or more of the Company’s purchases for the nine months ended November 30, 2009.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

NOTE 14 - COMMITIMENTS AND CONTINGENCIES

The Company rent offices under several operating leases. The Company minimum rent for the future is following as:

Twelve months ending	Amounts
November 30, 2011	$123,369
November 30, 2012	$28,990

The Company restated its financial statements at February 28, 2009 and for the year then ended, and will restate the financial statements for each quarter in the fiscal year ended February 28, 2010.  The revenue and results of operations for nine months periods ended November 30, 2009 reflect a significant negative change from the information provided for the quarters in that year.  The Company cannot determine whether it will incur any liability as a result of such restatement.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity and at November 30, 2010 and February 28, 2010 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2010	$(42,175)
Change for three month periods ended	(213,404)
Balance at November 30, 2010	$(255,579)

NOTE 16 - SUBSEQUENT EVENTS

In October 2009, the Company sold to an investor, for $700,000, (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share.  The agreement provided that, if the Company sold shares of common stock at a price which is less than $0.70 per share, the Company would issue to the investor additional shares such that the investor’s purchase price per share would equal the lower price.  On December 8, 2009, the Company and the investor entered into an agreement pursuant to which (a) the Company issued 1,000,000 shares to the investor, and (b) the investor cancelled the warrants and reduced from $0.70 to $0.25 the price per share of common stock that would trigger the issuance of additional shares to the investor.

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

Revenue is derived from sales of our advanced lighting products and systems.   In marketing our products, we sell LED products as stand-alone items to customers who want to purchase the LED products without any related services, and we provide project services, which include the design, implementation and related consulting services as well as the LED products.  We have recently commenced marketing our LED systems to major potential customers under a program in which our revenue is based on the savings the customer realizes from using our system rather than the customer’s existing system.  Through November 30, 2010, we have not generated any revenue from this type of sale, and we cannot assure you that we will be able to generate significant revenue from this program..

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products become commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions of which the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  During the quarter ended November 30, 2010, our gross margin was 13.32%, as compared with 25.44% for the three month periods ended November 30, 2009.  The reduction in gross margin is due to an increase in product sales which carry lower margins and a decrease of sales in lighting solutions.

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

Effect of Absence of Financial Controls; Changes from Previously Reported Results

In the course of preparing our annual financial statements, we determined that we did not have sufficient accounting controls in place in order to enable us to verify key financial items, including revenue and cost of revenue.   In this connection, we determined that we did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding.   As a result, we incurred a net loss of $2.6 million on revenue of $992,000 for the year ended February 28, 2010, as compared with net income of $753,000 on revenue of $11.5 million for the nine months ended November 30, 2009.  We also restated our financial statements for the year ended February 28, 2009.  These problems affected each quarter during 2009, and, as a result, our financial statements for the three months ended May 31, 2009 were restated.  As originally reported, we showed net income of $724,000 on revenue of $1.2 million.  As restated, we reported a net loss of $1.95 million on revenue of $740,000 for the nine months ended November 30, 2009.  Although we are taking steps to implement financial controls, we cannot assure you that we will be able to implement financial controls in a timely manner or that our controls will be effective.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company recorded approximately $398,000 and $24,000 of inventory valuation reserve for LCM inventory adjustments for the nine months ended November 30, 2010 and 2009, respectively.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for the three month periods ended November 30, 2010 was not significant.

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

Results of Operations

Three months ended November 30, 2010 and 2009

The following table sets forth the results of our operations for the three months ended November 30, 2010 and 2009 in dollars and as a percentage of revenues:

	Three Months Ended November 30,
	2010		2009
	Dollars	%	Dollars	%
Revenues	335,427	100.0%	250,035	100.0%
Cost of sales	290,756	86.68%	186,419	74.56%
Gross profit	44, 671	13.32%	63,616	25.44%
Selling, general and administrative expenses	821,414	244.89%	801,234	320.45%
Operating income (loss)	(776,743)	(231.57)%	(737,618)	(295.01)%
Interest expense	(4,136)	(1.23)%	(718)	(0.29)%
Gain(Loss) on exchange	(628)	(0.19)%	3,261	1.30%
Other income (expense)	(14,698)	(4.38)%	2,008	0.80%
Income tax	0	0.0%	0	0.0%
Net (loss)	(795,496)	(237.16)%	(732,993)	(293.16)%

Revenues.  Revenues for the three months ended November 30, 2010 were $335,427, an increase of $85,392, or approximately 34.15%, from revenues of $250,035 for the three months ended November 30, 2009.   The increase in revenue for the quarter ending November 30, 2010 resulted in an increase in sales from LED products and a reduction in sales of LED lighting solutions.  LED product sales produce lower gross margins than sales of LED lighting solutions. We initiated a lower pricing strategy as we hope to establish our LED products in the marketplace.  However, we cannot give any assurance that we will be able to sell our products at prices which will enable us to operate profitably.

Gross Profit/ Gross Margin.   For the three months ended November 30, 2010, our gross profit was $44,671, resulting in gross margins of 13.31%, as compared with a gross profit of $63,616, resulting in a gross margin of 25.44% for the comparable quarter of 2009. The decrease in gross margins reflects an increase in LED product sales, which generate a lower gross margin, and a reduction in sales of lighting solutions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 801,234 in the quarter ended November 30, 2009 to $821,414 in the quarter ended November 30, 2010, an increase of approximately 2.52%. This increase reflects higher expenses related to our marketing effort seeking to expand into other geographic regions.

Operating Loss. In the three months ended November 30 2010, our loss from operations amounted to $776,743 as compared with a loss from operations of $737,618 for the comparable quarter in 2009, an increase in our loss of approximately $39,125 or 5.3%.

Other Income (Expense). Other expense for the quarter ending November 30, 2010 was $14,698.  Other income was not significant for the three months ended November 30, 2009.

Net Loss. As a result of the foregoing, our net loss for the three months ended November 30, 2010 was $795,496 or $(0.03) per share (basic and diluted), as compared with a restated net loss of $732,993, or ($0.04) per share (basic and diluted) for the three month period ended November 30, 2009.

Nine Months Ended November 30, 2010 and 2009

The following table sets forth the results of our operations for the nine months ended November 30, 2010 and 2009 in dollars and as a percentage of revenues:

	Nine Months Ended November 30,
	2010		2009
	Dollars	%	Dollars	%
Revenues	823,865	100.0%	739,849	100.0%
Cost of sales	921,025	111.79%	623,289	84.25%
Gross profit	(97,160)	(11.79)%	116,560	15.75%
Selling, general and administrative expenses	2,208,741	268.10%	2,070,635	279.87%
Operating (loss)	(2,305,901)	(279.89)%	(1,954,075))	(264.12)%
Interest expense	(5,505)	(0.67)%	(1,791)	(0.24)%
(Loss) on exchange	(834)	(0.10)%	2,799	(0.38)%
Other income (expense)	(11,262)	(1.37)%	2,525	0.34%
Income tax	0	0.0%	0	0.0%
Net (loss)	(2,253,292)	(273.50)%	(1,950,355)	(263.62)%

Revenues.  Revenues for the nine months ended November 30, 2010 were $823,865, which was $84,016, or 11.4%, higher than revenues of $739,849 for the nine months ended November 30, 2009.   During the nine months ended November 30, 2010, we sold product at prices which were significantly below our cost.  Thus, although the number of units sold increased from the 2009 to the 2010 period, because of our pricing structure, the increase in volume was not reflected in an increase in revenue. We initiated a lower pricing strategy as we hope to establish our LED products in the marketplace.    However, we cannot give any assurance that we will be able to sell our products at prices which will enable us to operate profitably.

Gross Profit/ Gross Margin.   For the nine months ended November 30, 2010, our cost of sales exceeded our revenues by $97,160 resulting in a negative gross margin of 11.79%, as compared with a gross profit of $116,560 or 15.75% for the comparable nine months of 2009. The negative gross margin reflects the lower pricing strategy discussed under “Revenues.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $2,070,635 in the nine ended November 30, 2009 to $2,208,741 in the nine ended November 30, 2010, an increase of approximately 6.7%. This increase reflects higher expenses related to our marketing effort seeking to expand into other geographic regions.

Operating Loss. In the nine months ended November 30 2010, our loss from operations was $2,305,901, as compared to a loss from operations of 1,954,075for the comparable period in 2009, an increase in our loss of approximately $351,826, or 18%.

Other Income. Other income for the nine months ending November 30, 2010 was a loss of $11,294.  Other income was not material for the nine months ended November 30, 2009.

Net Loss. As a result of the foregoing, our net loss for the nine months ended November 30, 2010 was $2,253,292, or $(0.09) per share (basic and diluted), as compared with a net loss of $1,950,355 or ($0.10) per share (basic and diluted) for the nine month period ended November 30, 2009.

Liquidity and Capital Resources:

The following table sets forth information as to the principal changes in the components of working capital from November 30, 2010 to February 28, 2010:

Category	November 30, 2010	February 28, 2010	Change (in $)	% Change
Current assets:
Cash and cash equivalents	$227,525	$255,884	$(28,359)	(11.08)%
Notes receivable, net	77,681	21,088	56,593	268.37%
Accounts receivable, net	145,431	103,472	41,959	40.55%
Other receivables	47,358	30,387	16,971	55.85%
Inventories	-	146,626	(146,626)	(100.00)%
Prepayments	301,752	69,537	232,215	333.94%
Other current assets	36,289	20,761	15,528	74.79%

Current liabilities:
Short-term debt	22,156	20,339	1.817	8.93%
Notes payable	374,403	157,109	215,294	138.31%
Accounts payable	140,329	70,000	70,329	100.47%
Other payable	466,078	556,163	(90,085)	(16.20)%
Accrued liabilities	341,393	145,951	195,442	133.9	1%
Due to related party	1,909,967	1,775,314	134,653	7.58%
Other current liabilities	170,372	2,370	168,002	7088.69%

Total current assets	836,036	647,755	188,281	29.07%
Total current liabilities	3,424,698	2,727,246	697,452	25.57%
Working capital (deficiency)	(2,588,662)	(2,079,491)	(509,171)	(24.49)%

Our working capital deficiency increased from a deficiency of $2.1 million at February 28, 2010 to a working capital deficiency of $2.6 million at November 30, 2010.

We have financed our operations principally through the capital markets as well as loans from company officers and directors. During the nine months ended November 30, 2010, we sold a total of 2,134,823 shares of common stock at $0.71 per share to four investors for an aggregate sales price of $1,515,725.

We have also relied significantly on loans from our officers and directors.  As of November 30, 2010, we owed a total of approximately $1.9 million to related parties – our chief executive officer, president, one of our directors and the president of one of our subsidiaries and three shareholders.  The borrowings do not bear interest and are payable on demand.

During the nine months ended November 30, 2010, we incurred net losses of approximately $2.25 million and we used $1.4 million in our operating activities. These factors, along with our negative gross margin, raise substantial doubt about our ability to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding provide the opportunity to continue as a going concern. However, as a result of these factors along with our losses of approximately $2.6 million for the year ended February 28, 2010 and approximately $2.3 million for the nine months ended November 30, 2010, the need for us to restate prior year’s financial statements in a manner which showed a material adverse change from the previously reported quarterly results, the absence of financial controls, our low stock price and the absence of a strong market for our common stock, we may have difficulty raising additional funds in the equity market or from lenders.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern, which adjustments, if made, would be significant.

Net cash flow used in operating activities was $1.37 million in the nine months ended November 30, 2010 as compared to net cash flow used in operating activities of $0.87 million in nine months ended November 30, 2009, an increase of $505,000. Net cash flow used in operating activities in the nine months ended November 30, 2010 was mainly due to our net loss of $2.25 million and our negative gross margin in the nine months ended November 30, 2010.  Net cash flow used in operating activities in the nine months ended November 30, 2009 was mainly due to our net loss of $1.95 million.

Net cash flow used in investing activities was $211,156 for the nine months ended November 30, 2010 and $21,875 for the comparable period in 2009. For the nine months ended November 30, 2010, the cash flow used in investing activity was primarily to purchase $197,000 in property and equipment.

Net cash flow provided by financing activities was $1.54 million for the nine months ended November 30, 2010. We received proceeds from issuance of shares at the amount of $1.52 million and proceeds from loans from related parties in the amount of $42,757. Net cash flow provided by financing activities was $952,226 for the nine months ended November 30, 2009, which included proceeds from related parties at the amount of $36,378 and proceeds from issuance of common stock in the amount of $ 884,110.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including Yao-ting Su, our chief executive and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of November 30, 2010.

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

We became a reporting company in April 2009.  At the end of our fiscal year ended February 28, 2009, and until April 2009, when we completed the reverse acquisition, we were operating as three privately-owned companies whose operations were not consolidated for financial reporting purpose.  Our business is located in the Republic of China and our products are manufactured for us by third parties in the People’s Republic of China.  We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending February 28, 2009. During almost all of 2009 our internal accounting staff was primarily engaged in ensuring compliance with Republic of China accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2009 to address these deficiencies, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the Republic of China, management has determined that they require additional training and assistance in US GAAP matters, which is reflected in our need to restate our financial statements for each of the quarters in the fiscal year ended February 28, 2010.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of November 30, 2010.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2010, the Company entered into contracts with one consultant pursuant to which consultants are to provide services in connection with the Company’s expansion into China for one year period.  Pursuant to the contracts, the Company issued 350,000 shares of common stock to the consultants.  The value of the shares, $63,000, is based on the closing price of the common stock at $0.18 on September 1, 2010, and is being amortized over the one-year term of the contracts commencing on September 1, 2010.

On September 10, 2010, the Company entered into contracts with one consultant pursuant to which consultants are to provide services in connection with the Company’s expansion into China for one year period.  Pursuant to the contracts, the Company issued 350,000 shares of common stock to the consultants.  The value of the shares, $52,500, is based on the closing price of the common stock at $0.15 on September 10, 2010, and is being amortized over the one-year term of the contracts commencing on September 1, 2010.

On October 1, 2010, the Company entered into contracts with one consultant pursuant to which consultants are to provide services in connection with the Company’s expansion into China for one year period.  Pursuant to the contracts, the Company issued 500,000 shares of common stock to the consultants.  The value of the shares, $90,000, is based on the closing price of the common stock at $0.18 on October 1, 2010, and is being amortized over the one-year term of the contracts commencing on October 1, 2010.

On November 25, 2010, the Company extended the contract with one consultant pursuant to which consultants are to provide services in connection with the Company’s expansion into China for another one year period.  Pursuant to the contracts, the Company issued 500,000 shares of common stock to the consultants.  The value of the shares, $90,000, is based on the closing price of the common stock at $0.20 on November 25, 2010, and is being amortized over the one-year term of the contracts commencing on July 1, 2011.

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

In October 2009, the Company sold to an investor, for $700,000, (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share.  The agreement provided that, if the Company sold shares of common stock at a price which is less than $0.70 per share, the Company would issue to the investor additional shares such that the investor’s purchase price per share would equal the lower price.  On December 8, 2009, the Company and the investor entered into an agreement pursuant to which (a) the Company issued 1,000,000 shares to the investor, and (b) the investor cancelled the warrants and reduced from $0.70 to $0.25 the price per share of common stock that would trigger the issuance of additional shares to the investor.

ITEM 6. EXHIBITS

Exhibit      Description of the Exhibit

31.1           Rule 13a-14(a)/15d-14(a) certification by the chief executive and chief financial officer.

32.1           Section 1350 certification by the chief executive officer and chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XODTEC LED, INC.

Date: January 19, 2011	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer