Form 10-K/A
period 2010-02-28
XODTEC LED, INC.
filed 2011-01-31
CIK 1407704

U. S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

XODTEC LED, INC.
2010 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

This annual report on Form 10-K/A is being filed as an amendment to our annual report on Form 10-K for the year ended February 28, 2010, which was filed with the Securities and Exchange Commission on November 24, 2010 and amended by a filing on a Form 10-K/A, which was filed on December 10, 2010 .  This amendment reflects changes in the financial statements and the Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Item 9A “Controls and Procedures” only to the extent that they relate to (i) the restated nature of our financial statements for February 28, 2010 and  (ii) the treatment of certain securities as derivative securities.  No other information in the Form 10-K, as initially filed and as amended, has been updated.  Currently dated Exhibits 31.1 and 32.1, signed by the current principal executive and financial officer, is included in this filing.

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

Accrued Derivative Liabilities

We apply ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. We determines which instruments require liability accounting, and record the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability.” During the year ended February 28, 2010, we determined that there were derivatives in accrued derivative liabilities. The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability.”

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

Restatement of Prior Financial Statements

Our financial statements at February 28, 2010 and 2009 have been restated to reflect corrections in the statements previously provided.

In connection with the financial statements for the year ended February 28, 2010, we re-valued the fair value of the accrued derivative liability at $1,240,488 at February 28, 2010, and recognized loss on change in fair value of accrued derivative liability of $968,595 for the year ended February 28, 2010. Consequently, the income recognitions were reflected in the liability and stockholders’ deficit sections of our consolidated balance sheet. The income recognitions were also reflected in the operating activities section of the consolidated statements of cash flows. The recognitions have no effect on the amounts of net cash used in operating activities.

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

RESULTS OF OPERATIONS

Years Ended February 28, 2010 and 2009.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended February 28,
	2010		2009
	US Dollars	Percentage	US Dollars	Percentage
Sales	$991,645	100.00%	$1,214,842	100.00%
Cost of sales	845,904	85.30%	778,092	64.05%
Gross profit	145,741	14.70%	436,750	35.95%
Operating expenses	2,577,744	259.95%	829,231	68.26%
Income from operations	(2,432,001)	(245.25)%	(392,481)	(32.31)%
Interest income	288	0.03%	221	0.02%
Interest expense	(2,457)	(0.25)%	(5,352)	(0.44)%
Gain(loss) on exchange	3,281	0.33%	(113)	(0.01)%
Impairment loss on property and equipment	(152,431)	(15.37)%	-	-%
Loss on change in fair value of accrued derivative liability	(968,595)	(97.68)%	-	-%
Other income (expense)	750	0.08%	2,949-	0.24%
Loss before income tax expense	(3,551,165)	(358.11)%	(394,777)	(32.50)%
Income taxes	-	-%	-	-%
Net loss	(3,551,165)	(358.11)%	(394,777)	(32.50)%
Foreign currency translation adjustment	(120,302)	(12.13)%	118,682	9.77%
Total comprehensive loss	$(3,671,467)	(370.24)%	$(276,095)	(22.73)%

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

Loss on change in fair value of derivative liability.  During 2010, we issued shares pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share.  As a result of such provision, we incurred a derivative liability. During 2010, we incurred a charge of approximately $969,000 reflecting the change in fair value of the accrued derivative liability.  We had no comparable transaction in 2009.

Other income (expenses). Other income (expense) was $150,569 for 2010, as compared with $2,296 in 2009.  The increase was due to the impairment loss on property and equipment of approximately $150,000.

Net loss. As a result of the factors described above, our net loss for 2010 was $ 3.7 million ($ 0.18 per share - basic and diluted), as compared to $0.4 million ($0.02 per share - basic and diluted) for 2009.

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

•
Lack of familiarity with the accounting treatment of the issuance of equity in consideration of services rendered and with the accounting aspects of reverse acquisition accounting and the classification and treatment of derivative securities

•
Lack of internal audit function - the monitoring function of internal control is not well performed due to insufficient resources. In addition, the scope and effectiveness of internal audit function have yet to be developed.

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

XODTEC LED, INC.

Date: January 31, 2011	By:	/s/ Yao-Ting Su
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

Signature	Title	Date

/s/ Yao-Ting Su *	Chief Executive and Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	January 31, 2011
Yao-Ting Su

/s/ Hui-Yun Lo *	Director	January 31, 2011
Hui-Yun Lo

*By: /s/ Yao-Ting Su		January 31, 2011
Yao-Ting Su, Attorney-in-fact

XODTEC LED, Inc.

Simon & Edward, LLP Certified Public Accountants & Consultants A PCAOB Registered CPA Firm	17700 Castleton Street, Suite 488 City of Industry, CA 91748, U.S.A Tel: +1 (626) 854-6500 Fax: +1 (626) 854-6505 http://www.2mycpa.com

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

___________________________________________

Simon & Edward, LLP

City of Industry, California
July 15, 2010  (except for Note 6 and 16 as to which the date is January 26, 2011)

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	February 28,
	2010	2009
		(Pro forma)
ASSETS
Current assets
Cash and cash equivalents	$255,884	$62,048
Notes receivable, net	21,088	2,090
Accounts receivable, net	103,472	71,840
Other receivables	30,387	8,569
Inventories	146,626	205,095
Prepayments	69,537	20,640
Other current assets	20,761	29,222
Total current assets	647,755	399,504

Property and equipment, net	631,773	69,240

Other Assets
Deposits	65,965	41,317
Deferred assets	495,234	27,227

Total assets	$1,840,727	$537,288

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term borrowings from banks	$20,339	$21,268
Notes payable	157,109	22,499
Accounts payable	70,000	242,250
Other payable	556,163	271
Accrued liabilities	145,951	84,853
Due to related parties	1,775,314	1,143,767
Other current liabilities	2,370	3,336

Total current liabilities	2,727,246	1,518,244

Long-term borrowings from banks	30,582	-
Accrued derivative liability	1,240,488	-

Total liabilities	3,998,316	1,518,244

Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares;	22,430	803,470
22,430,004 outstanding shares, at par value 0.001)
Subscription receivable	(130,000)	-
Additional paid in capital	3,405,874	-
Accumulated deficit	(5,413,718)	(1,862,553)
Accumulated other comprehensive gain - translation adjustments	(42,175)	78,127

Total stockholders' deficit	(2,157,589)	(980,956)
Total liabilities and stockholders' deficit	$1,840,727	$537,288

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME
(RESTATED)

	Year ended February 28,
	2010	2009
		(Pro forma)
Revenue	$991,645	$1,214,842

Cost of revenue	845,904	778,092

Gross profit	145,741	436,750

Selling, general and administrative expenses	2,577,742	829,231

Net operating income	(2,432,001)	(392,481)

Other income (expense)
Interest income	288	221
Interest expense	(2,457)	(5,352)
Gain (loss) on exchange	3,281	(113)
Impairment loss on property and equipment	(152,431)	-
Loss on change in fair value of accrued derivative liability	(968,595)	-
Other income (expense)	750	2,948
Total other loss	(1,119,164)	(2,296)

Net loss before income taxes	(3,551,165)	(394,777)

Income taxes	-	-

Net loss	$(3,551,165)	$(394,777)

Translation adjustments	(120,302)	118,682

Comprehensive loss	$(3,671,467)	$(276,095)

Net loss per share
- Basic	$(0.18)	$(0.02)
- Diluted	$(0.18)	$(0.02)

Weighted average common shares outstanding
- Basic and	19,421,374	16,000,002
- Diluted	19,421,374	16,000,002

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(RESTATED)

			Subscription receivable	Additional Paid in Capital		Accumulated other comprehensive gain - translation adjustments
	Common Stock
	Number of shares	Amount			Accumulated Deficit		Total

Balance, March 1, 2008	-	$803,470	$-	$-	$(1,467,776)	$(40,555)	$(704,861)
Net loss	-	-	-	-	(394,777)	-	(394,777)
Translation adjustments	-	-	-	-	-	118,682	118,682
Restated Balance, February 28, 2009	-	803,470	-	-	(1,862,553)	78,127	(980,956)
Recapitalization on reverse acquisition	44,380,002	(759,090)	-	759,090	-	-	-
Cancelled 27,000,000 shares of common stock	(27,000,000)	(27,000)	-	27,000	-	-	-
Issuance of common shares for services in connection with reverse merger	1,500,002	1,500	-	448,500	-	-	450,000
Issuance of common shares for professional service	1,550,000	1,550	-	1,011,450	-	-	1,013,000
Issuance of common shares	2,000,000	2,000	(130,000)	970,967	-	-	842,967
Stock-based compensation	-	-	-	188,867	-	-	188,867
Restated net loss	-	-	-	-	(3,551,165)	-	(3,551,165)
Translation adjustments	-	-	-	-	-	(120,302)	(120,302)
Restated balance, February 28, 2010	22,430,004	$22,430	$(130,000)	$3,405,874	$(5,413,718)	$(42,175)	$(2,157,589)

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(RESTATED)

	Year ended February 28,
	2010	2009
Cash Flows from operating activities:		(Pro forma)
Net loss	$(3,551,165)	$(394,777)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	52,111	41,541
Issuance of common shares or warrants for professional services	1,155,367	-
Impairment loss on property and equipment	152,431	-
Loss on disposal of property and equipment	5,045	-
Loss on change in fair value of accrued derivative liability	968,595	-
(Increase) Decrease in assets:
Notes receivable	(18,409)	(1,397)
Accounts receivable	(24,555)	(35,186)
Other receivables	(20,591)	11,002
Inventories	75,519	(216,594)
Prepayments	(1,973)	(14,078)
Other current assets	10,886	(16,374)
Deposits	(20,441)	2,608
Decrease (Increase) in liabilities:
Notes payable	129,748	18,877
Accounts payable	(190,199)	220,423
Other payable	7,862	(3,508)
Accrued liabilities	52,235	16,505
Other current liabilities	(24,888)	(4,549)

Net cash used in operating activities	(1,242,422)	(375,507)

Cash Flows from Investing activities:
Proceeds from disposal of property and equipment	4,174	-
Increase in deferred assets	(29,365)	(17,279)
Purchase of property & equipment	(206,335)	(51,511)
Net cash used in investing activities	(231,526)	(68,790)

Cash flows from financing activities:
Proceeds from borrowings from banks	27,127	(98,416)
Proceeds from related parties	516,152	584,584
Proceeds from issuance of shares	1,114,860	-

Net cash provided by financing activities	1,658,139	486,168

Effect of exchange rate changes on cash and cash equivalents	9,645	(6,988)

Net increase in cash and cash equivalents	193,836	34,883
Cash and cash equivalents, beginning of the year	62,048	27,165

Cash and cash equivalents, end of the year	$255,884	$62,048

Supplemental disclosures of cash flow information:
Interest paid	$2,457	$5,352
Income taxes paid	$-	$-

Supplemental disclosures of cash flow for non-cash transaction:
Common stock	$1,150	$-
Additional paid-in capital	$495,350	$-
Prepayments	$45,000	$-
Deferred assets	$451,500	$-
Property and equipment	$547,836	$-
Other payable	$547,836	$-

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

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability”. During the year ended February 28, 2010, the Company determined that there were derivatives in accrued derivative liabilities. The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability.”

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

Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiaries is NTD. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations . Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations .

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended February 28, 2010, the Company incurred net losses of approximately $3,600,000 .  In addition, the Company had a negative cash flow in operating activities amounting approximately $1,240,000 in the year ended February 28, 2010, and the Company’s accumulated deficit was approximately $5,400,000 as of February 28, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. However, as a result of the Company’s loss for the year ended February 28, 2010, the need for the Company to restate prior year’s financial statements, the absence of financial controls, the Company’s low stock price and the absence of a strong market for the Company’s common stock, the Company may difficulty raising additional funds in the equity market.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share expired unexercised on October 23, 2009; (ii) warrants to purchase 500,000 shares of common stock at $1.00 per share expire on April 23, 2011; and (iii) warrants to purchase 800,000 shares of common stock at $1.50 per share expire on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% to 0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 0. 5 years and 0. 5 years.

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

On September 29 , 2009, the Company sold to an investor for $700,000 (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. Pursuant to the subscription agreement, the Company agreed that:

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

The warrants are exercisable until September 25, 2012.  The holder of the warrants has cashless exercise rights, commencing September 29, 2010, except that the warrant may not be exercised on a cashless basis if the underlying shares of common stock are subject to a current and effective registration statement. The Company has the right to require the holder to exercise the warrant on 35 trading days’ notice if the volume weighted average price of one share of common stock is at least $2.50 and the trading volume is at least 50,000 shares, in each case for 25 consecutive trading days ending before the Company gives notice of its demand in exercising the warrant. The warrant also prohibits exercise to the extent that such exercise would result in the holder and the affiliates of the holder beneficially owning more than 4.9% of the Company’s common stock, with beneficial ownership being determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.  The Company has not treated the warrants as derivatives under ASC Topic 815, Subtopic 40 since there is no monetary equivalence to the holder. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate at 1.24%; dividend yield at 0%; expected volatility at 72% and term of 0.5 years.

Derivative instruments are recorded at fair value and marked-to-market each period until it is exercised or expire, with any change in the fair value charged or credited to income each period. The fair value was estimated by Monte Carlo simulation model. The fair value of the  accrued derivative liabilities was based on the following assumptions: initial anti-dilution trigger price $0.70; standard deviation at 74.10%; annual risk-free rate at 0.68%; time to expiration at 1.50; period risk-free rate at 0.003%. According to the Monte Carlo simulation model, the Company's stock price at September 30, 2009 was $1.05, the fair value of the common stock and accrued derivative liabilities was $1,050,000 and $ 1,144,287, respectively, at September 30, 2009. The fair value of the Company's common stock, warrant and accrued derivative liabilities is more than the price which the Company received from the investor, $624,820. Therefore, the Company has allocated the percentage of the Company's fair value of common stock, warrant and accrued derivative liabilities as follows:

	Fair Value	%	Allocation

Common Stock	1,050,000	40%	249,490
Warrants	435,493	17%	103,477
Derivative Liabilities	1,144,287	44%	271,893

Total	2,629,780	100%	624,860

Per above, the Company has loss on change in fair value of accrued derivative liability amount was $872,394 at September 30, 2009. At February 28, 2010, according to the Monte Carlo simulation model's assumption the Company has accrued derivative liabilities amount was $1,240,488. The loss on change in fair value of derivative financial instruments amount of $968,595 were be recognized from the difference between accrued derivative liabilities at September 30, 2009 to February 28, 2010.

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

NOTE 16 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s financial statements at February 28, 2010 and 2009 have been restated to reflect corrections in the statements previously provided.

(1) Restatement of Prior Financial Statements

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

The following table sets forth the pro forma financial statements at February 28, 2009 as initially presented and as restated:

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

(2) Restatement if Current Financial Statements

The Company based on ASC 815 "Derivatives and Hedging" to re-value the fair value of the accrued derivative liability at $1,240,488 and recognized loss on change in fair value of accrued derivative liability of $968,595 for the year ended February 28, 2010, respectfully.  Consequently, the income recognitions  were reflected in the liability and stockholders' deficit sections of Consolidated Balance Sheet.  The income recognitions were also reflected in the operating activities section of the Consolidated Statements Cash Flows. The recognitions have no effect on the amounts of net cash used in operating activities.

NOTE 17 SUBSEQUENT EVENT

Between March 29 and April 28, 2010, the Company issued an aggregate of $1,134,823 shares of common stock at $0.71 per share to four investors pursuant to purchase agreements, for an aggregate sales price of $805,724.