Form 10-Q/A
period 2010-05-31
XODTEC LED, INC.
filed 2011-01-31
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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

XODTEC LED, INC.
Form 10-Q/A
For the Quarter Ended May 31, 2010

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as an amendment to our quarterly report on Form 10-Q for the quarter ended May 31, 2010, which was filed with the Securities and Exchange Commission on July 20, 2010 and was amended by a Form 10-Q/A, which was filed on December 10, 2010 .  This amendment reflects changes in the financial statements, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4 “Controls and Procedures” only to the extent that they relate to (i) the restated nature of our balance sheet at February 28, 2010, and (ii) the treatment of certain securities that were issued during the year ended February 28, 2010 as derivative securities .  No information in the Form 10-Q as initially filed has been updated.  Currently dated Exhibits 31.1 and 32.1, signed by the current principal executive and financial officer, is included in this filing.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	May 31,	February 28
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$139,820	$255,884
Restricted cash	26,713	-
Notes receivable, net	3,020	21,088
Accounts receivable, net	155,643	103,472
Other receivables	34,617	30,387
Inventories, net	198,143	146,626
Prepayments	36,969	69,537
Other current assets	26,212	20,761
Total current assets	621,137	647,755

Property and equipment, net	629,557	631,773

Other Assets
Deposits	69,214	65,965
Deferred assets	466,492	495,234

Total assets	$1,786,400	$1,840,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term borrowings from banks	$48,660	$20,339
Notes payable	89,675	157,109
Accounts payable	73,252	70,000
Other payable	450,450	556,163
Accrued liabilities	191,396	145,951
Due to related parties	1,631,159	1,775,314
Other current liabilities	12,632	2,370

Total current liabilities	2,497,224	2,727,246

Long-term borrowings from banks	25,360	30,582
Accrued derivative liability	833,949	1,240,488

Total liabilities	3,356,533	3,998,316

Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	23,565	22,430
23,564,827 and 22,430,004 issued and outstanding, respectively)
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	4,210,462	3,405,874
Accumulated deficit	(5,621,618)	(5,413,718)
Accumulated other comprehensive gain - translation adjustments	(52,542)	(42,175)

Total stockholders' deficit	(1,570,133)	(2,157,589)
Total liabilities and stockholders' deficit	$1,786,400	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME
(UNAUDITED AND RESTATED)

	Three months ended May 31,
	2010	2009

Revenue	$243,785	$230,087

Cost of revenue	175,479	219,628

Gross profit	68,306	10,459

Selling, general and administrative expenses	685,398	906,901

Net operating loss	(617,092)	(896,442)

Other income (expense)
Interest income	-	24
Interest expense	(696)	(225)
Gain(loss) on exchange	(82)	(201)
Gain on change in fair value of accrued derivative liability	406,539	-
Other income	3,431	-
Total other income (loss)	409,192	(402)

Net loss before income taxes	(207,900)	(896,844)

Income taxes	-	-

Net loss	$(207,900)	$(896,844)

Translation adjustments	(10,366)	77,191

Comprehensive loss	$(218,266)	$(819,653)

Net loss per share
- Basic	$(0.01)	$(0.05)
- Diluted	$(0.01)	$(0.05)

Weighted average common shares outstanding
- Basic and	22,676,705	17,693,046
- Diluted	22,676,705	17,693,046

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND RESTATED)

	Three months ended May 31,
	2010	2009

Cash Flows from operating activities:
Net loss	$(207,900)	$(896,844)
Adjustments to reconcile net income to net cash
provided by used in operating activities:
Depreciation and amortization	25,827	7,024
Issuance of common shares or warrants for professional services	82,625	638,867
Gain on change in fair value of accrued derivative liability	(406,539)	-
(Increase) Decrease in assets:
Notes receivable	18,272	2,172
Accounts receivable	(52,667)	(25,672)
Other receivables	(4,258)	8,910
Inventories	(51,981)	132,047
Prepayments	(12,551)	95
Other current assets	(5,498)	3,605
Deposits	(3,246)	(1,781)
Decrease (Increase) in liabilities:
Notes payable	(68,239)	6,279
Accounts payable	3,247	(88,595)
Other payable	4,362	(83)
Accrued liabilities	45,845	15,216
Other current liabilities	3,605	6,519

Net cash used in operating activities	(629,096)	(192,241)

Cash Flows from Investing activities:
Increase in restricted cash	(26,996)	-
Increase in deferred assets	(14,591)	(2,335)
Purchase of property and equipment	(129,105)	-
Net cash used in investing activities	(170,692)	(2,335)

Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	23,316	(13,624)
Proceeds from (Repayment of) related parties	(146,694)	163,550
Proceeds from issuance of shares	805,724	96,323

Net cash provided by financing activities	682,346	246,249

Effect of exchange rate changes on cash and cash equivalents	1,378	6,115

Net increase in cash and cash equivalents	(116,064)	57,788
Cash and cash equivalents, beginning of the year	255,884	62,048

Cash and cash equivalents, end of the year	$139,820	$119,836

Supplemental disclosures of cash flow information:
Interest paid	$696	$225
Income taxes paid	$-	$-

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

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statements of operations as “gain (loss) on change in fair value of accrued derivative liability”. During the quarter ended May 31, 2010, the Company determined that there were derivatives in accrued derivative liabilities. The changes in the value of these derivatives are shown in the accompanying statements of operations as “gain (loss) on change in fair value of accrued derivative liability.”
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

Translation Adjustment

 The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiaries is NTD. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations . Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations.

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months ended May 31, 2010, the Company incurred net losses of approximately $ 208,000 .  In addition, the Company had a negative cash flow in operating activities amounting approximately $630,000 in the three months ended May 31, 2010, and the Company’s accumulated deficit was approximately $ 5,600,000 as of May 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. However, as a result of the Company’s loss for three month periods ended May 31, 2010, the need for the Company to restate prior year’s financial statements, the absence of financial controls, the Company’s low stock price and the absence of a strong market for the Company’s common stock, the Company may difficulty raising additional funds in the equity market. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share expired unexercised on October 23, 2009, (ii) warrants to purchase 500,000 shares of common stock at $1.00 per share expire on April 23, 2011 and (iii) warrants to purchase 800,000 shares of common stock at $1.50 per share expire on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% to 0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 0.5 years and 0.5 years.

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

On September 29, 2009, the Company sold to an investor for $700,000 (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. Pursuant to the subscription agreement, the Company agreed that:

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

Per above, the Company has loss on change in fair value of accrued derivative liability amount was $872,394 at September 30, 2009. At May 31, 2010 and February 28, 2010, according to the Monte Carlo simulation model's assumption, the Company has accrued derivative liabilities amount were $833,949 and $1,240,488, respectively. The gain on change in fair value of derivative financial instruments amount of $406,539 were be recognized from the difference between accrued derivative liabilities at February 28, 2010 to May 31, 2010.

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

NOTE 16 – RESTATEMENT OF FINANCIAL STATMENTS

(1) Restatement of Prior Financial Statements

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

(2) Restatement of Current Financial Statements

The Company based on ASC 815 “Derivatives and Hedging” to re-valued the fair value of the accrued derivative liability at $833,949 and recognized gain on change in fair value of accrued derivative liability of $406,539 for the three months ended May 31, 2010. Consequently, the income recognitions were reflected in the liability and stockholders’ deficit sections of Consolidated Balance Sheet. The income recognitions were also reflected in the operating activities section of the Consolidated Statements of Cash Flows. The recognitions have no effect on the amounts of net cash used in operating activities.

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

Effect of Absence of Financial Controls; Restatement of Financial Statements ; Changes from Previously Reported Results

In the course of preparing our annual financial statements, we determined that we did not have sufficient accounting controls in place in order to enable us to verify key financial items, including revenue and cost of revenue. In this connection, we determined that we did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding.   Further, in connection with the financial statements for the year ended February 28, 2010, we re-valued the fair value of the accrued derivative liability at $1,240,488 at February 28, 2010, and recognized loss on change in fair value of accrued derivative liability of $968,595 for the year ended February 28, 2010. Consequently, the income recognitions were reflected in the liability and stockholders’ deficit sections of our consolidated balance sheet. The income recognitions were also reflected in the operating activities section of the consolidated statements of cash flows. The recognitions have no effect on the amounts of net cash used in operating activities.   As a result, we incurred a restated net loss of $3.6 million on revenue of $992,000 for the year ended February 28, 2010, as compared with net income of $753,000 on revenue of $11.5 million initially reported  for the nine months ended November 30, 2009.  We also restated our financial statements at for the year ended February 28, 2009.  These problems affected each quarter during 2009, and, as a result, our financial statements for the three months ended May 31, 2009 were restated.  As originally reported, we showed net income of $724,000 on revenue of $1.2 million.  As restated, we reported a net loss of $897,000 on revenue of $230,000.   For the three months ended May 31, 2010, we originally reported a net loss of approximately $614,000 on revenue of $244,000.  As restated, we reported a loss of approximately $208,000 on revenue of approximately $244,000.  The difference reflects a gain of approximately $407,000 from the change in the fair value of accrued derivative liability .  Although we are taking steps to implement financial controls, we cannot assure you that we will be able to implement financial controls in a timely manner or that our controls will be effective.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values.  The Company had no lower-of-cost-or-market adjustments to its inventories for the three month periods ended May 31, 2010 and the years ended February 28, 2010.

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

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer's own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability.” During the quarter ended May 31, 2010, the Company determined that there were derivatives in accrued derivative liabilities. The changes in the value of these derivatives are shown in the accompanying statements of operations as “gain (loss) on change in fair value of accrued derivative liability.”

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated in dollars and as a percentage of revenues:

	Three Months Ended May 31,
	2010		2009
	Dollars	%	Dollars	%
Revenues	243,785	100.0%	230,087	100.0%
Cost of sales	175,479	71.98%	219,628	95.45%
Gross profit	68,306	28.02%	10,459	4.55%
Selling, general and administrative expenses	685,398	281.15%	906,901	394.16%

Net operating income (loss)	(617,092)	(253.13)%	(896,442)	389.61%
Interest expense	(696)	(0.28)%	(225)	0.10%
Gain (loss) on exchange	(82)	(0.0)%	(201)	0.09%
Gain on change in value of accrued derivative liability	(406,539)	(161.76)%	0	0.0%
Other income (expense)	3,431	1.41%	0	0.0%
Income tax	0	0.0%	0	0.0%
Net income (loss)	(207,900)	(85.28)%	(896,844)	389.78%

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $906,901 in the quarter ended May 31, 2009 to $685,398 in the quarter ended May 31, 2010, a decrease of approximately 24.4%. This decrease reflects less expenses related to the company’s status as a publicly company.  During the quarter ended May 31, 2009, we incurred approximately $640,000 of general and administrative expenses relating to the reverse acquisition, which was completed in April 2009.  During the quarter ended May 31, 2010, we incurred general and administrative expenses of approximately $100,000 as a result of being a public company, which were primarily professional expenses.

Net Operating Loss. In the three months ended May 31 2010, our loss from operations amounted to ($617,092) as compared to a loss from operations of $896,442 for the comparable period in 2009, a decrease of approximately $279,350 or 31.2%.

Gain on Change in Value of Accrued Derivative Liability.  During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share.  As a result of such provision, we incurred a derivative liability. During the quarter ended May 31, 2010, we recognized a gain of approximately $407,000 reflecting the change in fair value of the accrued derivative liability. The change reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, takes into effect a number of factors, including changes in the market price of the common stock. We had no comparable transaction in quarter ended May 31, 2009.

Other Income. Other income was not material for the three month periods ended May 31, 2010 or 2009.

Net Loss. As a result of the foregoing, our net loss for the three month period ended May 31, 2010 was $ 207,900 or $(0. 01 ) per share (basic and diluted), as compared net loss with $896,844, or $0.05 per share (basic and diluted) for the three month periods ended May 31, 2009.

Liquidity and Capital Resources:

The following table sets forth information as to the principal changes in the components of working capital from May 31, 2010 to February 28, 2010:

Category	May 31, 2010	February 28, 2010		Change (in $)	% Change
Current assets:
Cash and cash equivalents	$139,820	$255,884		$(116,064)	(45.4)%
Restricted cash	26,713		-	26,713	100.0%
Notes receivable, net	3,020	21,088		(18,068)	(85.7)%
Accounts receivable, net	155,643	103,472		52,171	50.4%
Other receivables	34,617	30,287		4,230	13.9%
Inventories	198,143	146,626		51,517	35.1%
Prepayments	36,969	69,537		(32,568)	(46.8)%
Other current assets	26,212	20,761		5,451)	26.3%

Current liabilities:
Short-term debt	48,660	20,339		28,321	139.2%
Notes payable	89,675	157,109		(67,434)	(42.9)%
Accounts payable	73,251	70,000		3,251	4.6%
Other payable	450,450	556,163		(105,713)	(19.0)%
Accrued liabilities	191,396	145,951		45,445	31.1%
Due to related party	1,631,159	1,775,314		(144,155)	(8.1)%
Other current liabilities	12,632	2,370		10,262	433.0%

Total current assets	621,137	647,755		(26,618)	(4.1)%
Total current liabilities	2,497,223	2,727,246		(230,024)	(8.4)%
Working capital	(1,876,086)	(2,079,492)		203,406	(9.8)%

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

During the three months ended May 31, 2010, we incurred a net losses of approximately $ 207,900 .  In addition, we had a negative cash flow in operating activities amounting approximately $629,000 in the three months ended May 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding provide the opportunity to continue as a going concern. However, as a result of our losses of approximately $2.6 million for the year ended February 28, 2010 and $614,000 for the three months ended May 31, 2010, the need for us to restate prior year’s financial statements, the absence of financial controls, our low stock price and the absence of a strong market for our common stock, we may have difficulty raising additional funds in the equity market or from lenders.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern, which adjustments, if made, would be significant.

 Net cash flow used in operating activities was $629,096 in three months ended May 31, 2010 as compared to net cash flow used in operating activities of $192,241 in three months ended May 31, 2009, a decrease of $436,855. Net cash flow used in operating activities in the three months ended May 31, 2010 was mainly due to our net loss and the gain on change in fair value of accrued derivative liability .  Net cash flow used in operating activities in the three months ended May 31, 2009 was mainly due to our net loss of $0.9 million, the increase in inventories of $0.1 million, and a increase in accounts payable of $0.1 million.

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

•
Lack of familiarity with the accounting treatment of the issuance of equity in consideration of services rendered and with the accounting aspects of reverse acquisition accounting and the treatment of derivatives .

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

XODTEC LED, INC.

Date: January 31, 2011	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer