Form 10-Q/A
period 2010-08-31
XODTEC LED, INC.
filed 2011-02-01
CIK 1407704

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

XODTEC LED, INC.
Form 10-Q/A
For the Quarter Ended August 31, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of August 31, 2010 (unaudited and restated ) and February 28, 2010 ( audited and restated )	3
	Consolidated Statements of Operations and Comprehensive Income for the Six Months Ended August 31, 2010 (unaudited and restated ) and 2009 (unaudited and restated) and the Three Months Ended August 31, 2010 (unaudited and restated ) and 2009 (unaudited and restated)	4
	Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2010 (unaudited and restated ) and 2009 (unaudited and restated)	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4.	Controls and Procedures.	25

	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 6.	Exhibits.	27

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as an amendment to our quarterly report on Form 10-Q for the quarter ended August 31, 2010, which was filed with the Securities and Exchange Commission on October 19, 2010 and was amended by a Form 10-Q/A, which was filed on December 13, 2010 .  This amendment reflects changes in the financial statements, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4 “Controls and Procedures” only to the extent that they relate to (i) the restated nature of our balance sheet at February 28, 2010, and (ii) the treatment of certain securities that were issued during the year ended February 28, 2010 as derivative securities .  No information in the Form 10-Q as initially filed has been updated.  Currently dated Exhibits 31.1 and 32.1, signed by the current principal executive and financial officer, is included in this filing.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	August 31,	February 28
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,572	$255,884
Notes receivable, net	39,486	21,088
Accounts receivable, net	101,741	103,472
Other receivables	33,090	30,387
Inventories, net	-	146,626
Prepayments	30,839	69,537
Other current assets	30,640	20,761
Total current assets	332,368	647,755

Property and equipment, net	660,296	631,773

Other Assets
Deposits	69,140	65,965
Deferred assets	604,175	495,234

Total assets	$1,665,979	$1,840,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term borrowings from banks	$20,859	$20,339
Notes payable	71,978	157,109
Accounts payable	135,480	70,000
Other payable	448,214	556,163
Accrued liabilities	262,600	145,951
Due to related parties	2,050,043	1,775,314
Other current liabilities	44,807	2,370

Total current liabilities	3,033,981	2,727,246

Long-erm borrowings from banks	20,059	30,582
Accrued derivative liability	427,409	1,240,488

Total liabilities	3,481,449	3,998,316
Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	24,165	22,430
24,164,827 and 22,430,004 issued and outstanding, respectively)
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	4,401,864	3,405,874
Accumulated deficit	(6,058,436)	(5,413,718)
Accumulated other comprehensive gain - translation adjustments	(53,063)	(42,175)

Total stockholders' deficit	(1,815,470)	(2,157,589)
Total liabilities and stockholders' deficit	$1,665,979	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME
(UNAUDITED AND RESTATED)

	Six months ended August 31,		Three months ended August 31,
	2010	2009	2010	2009

Revenue	$488,438	$489,814	$244,653	$259,727

Cost of revenue	630,270	436,870	454,791	217,242

Gross profit	(141,832)	52,944	(210,138)	42,485

Selling, general and administrative expenses	1,387,326	1,269,402	701,928	362,501

Net operating loss	(1,529,158)	(1,216,458)	(912,066)	(320,016)

Other income (expense)
Interest income	173	113	173	89
Interest expense	(1,370)	(1,073)	(674)	(848)
Gain(loss) on exchange	(206)	(462)	(124)	(261)
Indemnity income	69,360	-	69,360	-
Gain on change in fair value of accrued derivative liability	813,079	-	406,540	-
Other income (expense)	3,404	517	(27)	517
Total other income (loss)	884,440	(905)	475,248	(503)

Net loss before income taxes	(644,718)	(1,217,363)	(436,818)	(320,519)

Income taxes	-	-	-	-

Net loss	$(644,718)	$(1,217,363)	$(436,818)	$(320,519)

Translation adjustments	(10,888)	(65,988)	(522)	(143,179)

Comprehensive loss	$(655,606)	$(1,283,351)	$(437,340)	$(463,698)

Net loss per share
- Basic	$(0.03)	$(0.06)	$(0.02)	$(0.02)
- Diluted	$(0.03)	$(0.06)	$(0.02)	$(0.02)

Weighted average common shares outstanding
- Basic and	23,326,201	20,230,004	23,975,697	19,206,091
- Diluted	23,326,201	20,230,004	23,975,697	19,206,091

The accompanying notes are an integral part of the financial statements.

*Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND RESTATED)

	Six months ended August 31,
	2010	2009

Cash Flows from operating activities:
Net loss	$(644,718)	$(1,217,363)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	60,565	14,694
Issuance of common shares or warrants for professional services	130,917	638,867
Allowance for doubtful accounts	30,850	-
Loss on disposal of property and equipment	-	1,226
Gain on change in fair value of accrued derivative liability	(813,079)	-
(Increase) Decrease in assets:
Notes receivable	(18,461)	2,198
Accounts receivable	(29,024)	(51,960)
Other receivables	(2,689)	9,017
Inventories	147,392	125,854
Prepayments	(6,309)	13,320
Other current assets	(9,906)	10
Deposits	(3,133)	(20,162)
Decrease (Increase) in liabilities:
Notes payable	(85,636)	102,372
Accounts payable	65,708	(105,628)
Other payable	1,964	2,041
Accrued liabilities	117,037	45,338
Other current liabilities	30,600	(1,730)

Net cash used in operating activities	(1,027,922)	(441,906)

Cash Flows from Investing activities:
Increase in deferred assets	(14,505)	(20,811)
Purchase of property and equipment	(187,863)	(880)
Net cash used in investing activities	(202,368)	(21,691)

Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	(10,089)	36,165
Proceeds from (Repayment of) related parties	274,429	225,377
Proceeds from issuance of shares	805,724	259,250

Net cash provided by financing activities	1,070,064	520,792

Effect of exchange rate changes on cash and cash equivalents	914	4,367

Net increase in cash and cash equivalents	(159,312)	61,562
Cash and cash equivalents, beginning of the year	255,884	62,048

Cash and cash equivalents, end of the year	$96,572	$123,610

Supplemental disclosures of cash flow information:
Interest paid	$1,370	$1,073
Income taxes paid	$-	$-

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

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability”. During the quarter ended August 31, 2010, the Company determined that there were derivatives in accrued derivative liabilities. The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability.”

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the six months ended August 31, 2010, the Company incurred a net loss of approximately $ 645 ,000.  In addition, the Company had a negative cash flow in operating activities amounting approximately $1,028,000 in the six months ended August 31, 2010, and the Company’s accumulated deficit was approximately $ 6,058 ,000 as of August 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding could provide the opportunity for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Per above, the Company has loss on change in fair value of accrued derivative liability amount was $872,394 at September 30, 2009. At August 31, 2010 and February 28, 2010, according to the Monte Carlo simulation model's assumption, the Company has accrued derivative liabilities amount were $427,409 and $1,240,488, respectively. The gain on change in fair value of derivative financial instruments amount of $813,079 were be recognized from the difference between accrued derivative liabilities at February 28, 2010 to August 31, 2010.

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

NOTE 16 – RESTATEMNET OF FINANCIAL STATEMENTS

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

The following table sets forth the consolidated statement of operations and other comprehensive income and statements of cash flows of the Company for the three and six month periods ended August 31, 2009 as initially presented and as restated:

	Six Months Ended August 31, 2009
	As Originally		Effect of
	Reported	As Adjusted	Change
Revenue	$4,174,586	$489,814	$(3,684,772)
Cost of revenue	1,938,367	436,870	(1,501,497)
Gross profit	2,236,219	52,944	(2,183,275)
Selling, general and administrative expenses	766,857	1,269,402	502,545
Net operating income (loss)	1,469,362	(1,216,458)	(2,685,820)
Other expense	(10,130)	(905)	9,225
Net income (loss) before income taxes	1,459,232	(1,217,363)	(2,676,595)
Income taxes	144,152	-	(144,152)
Net income (loss)	$1,315,080	$(1,217,363)	$(2,532,443)
Translation adjustments	-	(65,988)	(65,988)
Comprehensive income (loss)	$1,315,080	$(1,283,351)	$(2,598,431)
Net income (loss) per share
- Basic	$0.07	$(0.06)
- Diluted	$0.07	$(0.06)
Weighted average common shares outstanding
- Basic and	18,050,000	20,230,004
- Diluted	18,050,000	20,230,004

	Three Months Ended August 31, 2009
	As Originally		Effect of
	Reported	As Adjusted	Change
Revenue	$3,006,055	$259,727	$(2,746,328)
Cost of revenue	1,757,528	217,242	(1,540,286)
Gross profit	1,248,527	42,485	(1,206,042)
Selling, general and administrative expenses	490,106	362,501	(127,605)
Net operating income (loss)	758,421	(320,016)	(1,078,437)
Other expense	(1,256)	(503)	753
Net income (loss)	$757,165	$(320,519)	$(1,077,684)
Translation adjustments	-	(143,179)	(143,179)
Comprehensive income (loss)	$757,165	$(463,698)	$(1,220,863)
Net income (loss) per share
- Basic	$0.05	$(0.02)
- Diluted	$0.05	$(0.02)
Weighted average common shares outstanding
- Basic	15,715,760	19,206,091
- Diluted	15,715,760	19,206,091

	As Originally Reported	As Restated	Effect of Change
Cash Flows from operating activities:
Net (loss)	$1,315,080	$(1,217,363)	$2,532,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,001	14,694	6,307
Issuance of common shares or warrants for professional services	-	638,867	(638,867)
Loss on disposal of property and equipment	-	1,226	(1,226)
(Increase) Decrease in assets:
Notes receivable	1,014	2,198	(1,184)
Accounts receivable	(1,263,839)	(51,960)	(1,211,879)
Other receivables	-	9,017	(9,017)
Inventories	121,525	125,854	(4,329)
Prepayments	110,901	13,320	97,581
Other current assets	(133,618)	10	(133,628)
Deposits	-	(20,162)	20,162
Decrease (Increase) in liabilities:
Notes payable	(104,362)	102,372	(206,734)
Accounts payable	4,361	(105,627)	109,988
Other payable	-	2,041	(2,041)
Accrued liabilities	312,740	45,338	267,402
Other current liabilities	(4,215)	(1,731)	(2,484)
Increase in income tax payable	155,015	-	155,015
Net cash provided by(used in) operating activities	535,603	(441,906)	977,509
Cash Flows from Investing activities:
Proceeds from disposal of property and equipment	1,239	-	1,239
Purchase of property and equipment	(890)	(880)	(10)
Increase in deferred charges	(24,905)	-	(24,905)
Increase in refundable deposit	(3,718)	-	(3,718)
Increase in other receivable	(96,517)	-	(96,517)
Increase in other notes payable	143,744	-	143,744
Increase in long-term prepayments	-	(20,811)	20,811
Net cash used in investing activities	18,953	(21,691)	40,644
Cash flows from financing activities:
Proceeds from borrowings from banks	38,901	36,165	2,736
Proceeds from (Repayment of) related parties	(637,953)	225,377	(863,330)
Proceeds from issuance of shares	-	259,250	(259,250)
Net cash provided by financing activities	(599,052)	520,792	(1,119,844)
Effect of exchange rate changes on cash and cash equivalents	57,152	4,368	52,784
Net increase in cash and cash equivalents	12,656	61,563	(48,907)
Cash and cash equivalents, beginning of the year	107,340	62,048	45,292
Cash and cash equivalents, end of the period	$119,996	$123,611	$(3,615)
Supplemental disclosures of cash flow information:
Interest paid	$1,085	$1,073
Income taxes paid	$-	$-
(2) Restatement of Current Financial Statements

The Company based on ASC 815 “Derivatives and Hedging” to re-valued the fair value of the accrued derivative liability at $427,409 and recognized gain on change in fair value of accrued derivative liability of $813,079 and $406,540 for the six months and three months ended August 30, 2010, respectively. Consequently, the income recognitions were reflected in the liability and stockholders’ deficit sections of Consolidated Balance Sheet. The income recognitions were also reflected in the operating activities section of the Consolidated Statements of Cash Flows. The recognitions have no effect on the amounts of net cash used in operating activities.

NOTE 1 7 - SUBSEQUENT EVENTS

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

Effect of Absence of Financial Controls; Restatement of Financial Statements ; Changes from Previously Reported Results

In the course of preparing our annual financial statements, we determined that we did not have sufficient accounting controls in place in order to enable us to verify key financial items, including revenue and cost of revenue. In this connection, we determined that we did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding.   Further, in connection with the financial statements for the year ended February 28, 2010, we re-valued the fair value of the accrued derivative liability at $1,240,488 at February 28, 2010, and recognized loss on change in fair value of accrued derivative liability of $968,595 for the year ended February 28, 2010. Consequently, the income recognitions were reflected in the liability and stockholders’ deficit sections of our consolidated balance sheet. The income recognitions were also reflected in the operating activities section of the consolidated statements of cash flows. The recognitions have no effect on the amounts of net cash used in operating activities. As a result, we incurred a restated net loss of $ 3 .6 million on revenue of $992,000 for the year ended February 28, 2010, as compared with net income of $753,000 on revenue of $11.5 million for the nine months ended November 30, 2009. We also restated our financial statements for the year ended February 28, 2009. These problems affected each quarter during 2009, and, as a result, our financial statements for the six and three months ended August 31, 2009 were restated. As originally reported, we showed net income of $724,000 on revenue of $1.2 million. As  restated, we reported a net loss of $ 1.2 million on revenue of $ 490,000 .

For the six months ended August 31, 2010, we originally reported a net loss of approximately $1.5 million on revenue of approximately $488,000.  As restated, we reported a loss of approximately $645,000 on revenue of approximately $488,000.  The difference reflects a gain of approximately $813,000 from the change in the fair value of accrued derivative liability.  For the three months ended August 31, 2010, we originally reported a net loss of approximately $843,000 on revenue of approximately $245,000.  As restated, we reported a loss of approximately $437,000 on revenue of approximately $245,000.  The difference reflects a gain of approximately $407,000 from the change in the fair value of accrued derivative liability.

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

Accrued Derivative Liabilities

We apply ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. We determine which instruments require liability accounting, and record the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain on change in fair value of accrued derivative liability.” We determined that there were derivatives in accrued derivative liabilities. The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain on change in fair value of accrued derivative liability.”

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

Results of Operations

Three months ended August 31, 2010 and 2009

The following table sets forth the results of our operations for the three months ended August 31, 2010 and 2009 in dollars and as a percentage of revenues:

	Three Months Ended August 31,
	2010		2009
	Dollars	%	Dollars	%
Revenues	244,653	100.0%	259,727	100.0%
Cost of sales	454,790	185.89%	217,242	83.64%
Gross profit	(210,137)	(85.89)%	42,485	16.36%
Selling, general and administrative expenses	701,929	286.90%	362,501	139.57%
Operating income (loss)	(912,066)	(372.80)%	(320,016)	(123.21)%
Interest expense , net	(501)	(0.20)%	(759)	(0.29)%
(Loss) on exchange	(124)	(0.05)%	(262)	(0.10)%
Indemnity income	69,360	28.35%	0	0%
Gain on change in fair value of accrued derivative liability	406,540	166.17%	0	0%
Other income (expense)	(27)	(0.01)%	517	(0.20)%
Income tax	0	0.0%	0	0.0%
Net (loss)	(436,818)	(178.55)%	(320,519)	(123.4 1)%

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

Gain on Change in Value of Accrued Derivative Liability.  During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share.  As a result of such provision, we incurred a derivative liability. During the quarter ended August 31, 2010, we recognized a gain of $406,540 reflecting the change in fair value of the accrued derivative liability.  There was no comparable item for the quarter ended August 31, 2009.  The gain reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, which takes into effect a number of factors, including changes in the market price of the common stock.

Other Income. Other income for the period ending August 31, 2010 was $ 68,708 , with the principal component being indemnity income of $69,360 . Other income was not material for the three months ended August 31, 2009.

Net Loss. As a result of the foregoing, our restated net loss for the three month period ended August 31, 2010 was $ 436,818 , or $(0.0 2 ) per share (basic and diluted), as compared with a restated net loss of $320,519, or ($0.02) per share (basic and diluted) for the three month periods ended August 31, 2009.

Six Months Ended August 31, 2010 and 2009

The following table sets forth the results of our operations for the six months ended August 31, 2010 and 2009 in dollars and as a percentage of revenues:

	Six Months Ended August 31,
	2010		2009
	Dollars	%	Dollars	%
Revenues	488,438	100.0%	489,814	100.0%
Cost of sales	630,270	129.04%	436,870	89.19%
Gross profit	(141,831)	(29.04)%	52,943	10.81%
Selling, general and administrative expenses	1,387,327	284.03%	1,269,401	259.16%
Operating (loss)	(1,529,158)	(313.07)%	(1,216,458)	(248.35)%
Interest expense , net	(1,197)	(0.25)%	(960)	(0.20)%
(Loss) on exchange	(206)	(0.04)%	(462)	(0.09)%
Indemnity income	69,360	14.20%	0	0%
Gain on change in fair value of accrued derivative liability	813,079	166.47%	0	0%
Other income (expense)	3,404	0.70%	517	0.11%
Income tax	0	0.0%	0	0.0%
Net (loss)	(644,718)	(132.00)%	(1,217,363)	(248.54)%

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

Gain on Change in Value of Accrued Derivative Liability.  During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share.  As a result of such provision, we incurred a derivative liability. During the six months ended August 31, 2010, we recognized a gain of $813,079 reflecting the gain in fair value of the accrued derivative liability.  There was no comparable item for the quarter ended August 31, 2009.  The gain reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, which takes into effect a number of factors, including changes in the market price of the common stock.

Other Income. Other income for the six months ending August 31, 2010 was $71, 361, with the principal item being indemnity income of $69,360 . Other income was not material for the six months ended August 31, 2009.

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

Net cash flow used in operating activities was $1.0 million in the six months ended August 31, 2010 as compared to net cash flow used in operating activities of $442,000 in six months ended August 31, 2009, an increase of $586,000. Net cash flow used in operating activities in the six months ended August 31, 2010 was mainly due to our net loss of $1.5 million and our negative gross margin in the six months ended August 31, 2010  and the gain on change in value of accrued derivative liability . Net cash flow used in operating activities in the six months ended August 31, 2009 was mainly due to our net loss of $1.2 million.

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

•
Lack of familiarity with the accounting treatment of the issuance of equity in consideration of services rendered and with the accounting aspects of reverse acquisition accounting and the treatment of derivative liabilities.

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