Form 10-Q/A
period 2010-11-30
XODTEC LED, INC.
filed 2011-02-01
CIK 1407704

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

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended November 30, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of November 30, 2010 ( unaudited and restated ) and February 28, 2010 (audited and restated)	2
	Consolidated Statements of Operations and Comprehensive Income for the Nine Months Ended November 30, 2010 (unaudited and restated ) and 2009 (unaudited and restated) and the Three Months Ended November 30, 2010 (unaudited and restated ) and 2009 (unaudited and restated )	3
	Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2010 (unaudited and restated ) and 2009 (unaudited and restated )	4
	Notes to Unaudited Consolidated Financial Statements.	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4.	Controls and Procedures.	27

	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 6.	Exhibits.	30

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as an amendment to our quarterly report on Form 10-Q for the quarter ended November 30, 2010, which was filed with the Securities and Exchange Commission on January 19, 2011.  This amendment reflects changes in the financial statements, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4 “Controls and Procedures” only to the extent that they relate to (i) the restated nature of our balance sheet at February 28, 2010, and (ii) the treatment of certain securities that were issued during the year ended February 28, 2010 as derivative securities.  No information in the Form 10-Q as initially filed has been updated.  Currently dated Exhibits 31.1 and 32.1, signed by the current principal executive and financial officer, is included in this filing.

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

PART 1 - FINANCIAL INFORMATION

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	November 30,	February 28
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$227,525	$255,884
Notes receivable, net	77,681	21,088
Accounts receivable, net	145,431	103,472
Other receivables	47,358	30,387
Inventories, net	-	146,626
Prepayments	301,752	69,537
Other current assets	36,289	20,761
Total current assets	836,036	647,755

Property and equipment, net	115,366	631,773

Other assets
Deposits	70,306	65,965
Deferred assets	471,206	495,234
Other assets	566,642	-

Total assets	$2,059,556	$1,840,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term borrowings from banks	$22,156	$20,339
Notes payable	374,403	157,109
Accounts payable	140,329	70,000
Other payable	466,078	556,163
Accrued liabilities	341,393	145,951
Due to related parties	1,909,967	1,775,314
Other current liabilities	170,372	2,370

Total current liabilities	3,424,698	2,727,246

Long-erm borrowings from banks	15,430	30,582
Accrued derivative liability	20,870	1,240,488

Total liabilities	3,460,998	3,998,316
Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	26,865	22,430
26,864,827 and 22,430,004 issued and outstanding at November 30, 2010 and February 28, 2010, respectively)
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	5,404,664	3,405,874
Accumulated deficit	(6,447,392)	(5,413,718)
Accumulated other comprehensive gain - translation adjustments	(255,579)	(42,175)

Total stockholders' deficit	(1,401,442)	(2,157,589)
Total liabilities and stockholders' deficit	$2,059,556	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME
(UNAUDITED AND RESTATED)

	Nine months ended November 30,		Three months ended November 30,
	2010	2009	2010	2009

Revenue	$823,865	$739,849	$335,427	$250,035

Cost of revenue	921,025	623,289	290,755	186,419

Gross profit	(97,160)	116,560	44,672	63,616

Selling, general and administrative expenses	2,208,741	2,070,635	821,415	801,233

Net operating loss	(2,305,901)	(1,954,075)	(776,743)	(737,617)

Other income (expense)
Interest income	221	187	48	74
Interest expense	(5,505)	(1,791)	(4,135)	(718)
Gain(loss) on exchange	(834)	2,799	(628)	3,261
Indemnity income	70,021	-	661	-
Gain (loss) on change in fair value of accrued derivative liability	1,219,618	(872,394)	406,539	(872,394)
Other income (expense)	(11,294)	2,525	(14,698)	2,008
Total other income (loss)	1,272,227	(868,674)	387,787	(867,769)

Net loss before income taxes	(1,033,674)	(2,822,749)	(388,956)	(1,605,386)

Income taxes	-	-	-	-

Net loss	$(1,033,674)	$(2,822,749)	$(388,956)	$(1,605,386)

Translation adjustments	(213,404)	(98,190)	(202,516)	(32,202)

Comprehensive income	$(1,247,078)	$(2,920,939)	$(591,472)	$(1,637,588)

Net loss per share
- Basic	$(0.04)	$(0.15)	$(0.01)	$(0.08)
- Diluted	$(0.04)	$(0.15)	$(0.01)	$(0.08)

Weighted average common shares outstanding
- Basic	24,194,073	18,609,458	25,948,893	20,903,081
- Diluted	24,194,073	18,609,458	25,948,893	20,903,081

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND RESTATED)

	Nine months ended November 30,
	2010	2009

Cash Flows from operating activities:
Net loss	$(1,033,674)	$(2,822,749)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	85,053	23,714
Issuance of common shares or warrants for professional services	281,750	1,107,867
Allowance for doubtful accounts	31,144	-
Loss on disposal of property and equipment	-	1,236
Loss (gain) on change in fair value of accrued derivative liability	(1,219,618)	872,394
(Increase) Decrease in assets:
Notes receivable	(53,612)	(5,370)
Accounts receivable	(66,575)	(58,677)
Other receivables	(14,894)	8,841
Inventories	148,796	98,679
Prepayments	(2,261)	11,214
Other current assets	(13,975)	(11,219)
Deposits	(949)	(20,334)
Decrease (Increase) in liabilities:
Notes payable	202,105	83,681
Accounts payable	64,472	(158,981)
Other payable	(2,418)	3,424
Accrued liabilities	181,554	16,498
Other current liabilities	41,192	(16,939)

Net cash used in operating activities	(1,371,910)	(866,721)

Cash Flows from Investing activities:
Increase in deferred assets	(14,643)	(20,988)
Purchase of property and equipment	(196,513)	(887)
Net cash used in investing activities	(211,156)	(21,875)

Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	(15,379)	31,738
Proceeds from related parties	42,757	36,378
Proceeds from issuance of shares	1,515,725	884,110

Net cash provided by financing activities	1,543,103	952,226

Effect of exchange rate changes on cash and cash equivalents	11,604	6,422

Net increase (decrease) in cash and cash equivalents	(28,359)	70,052
Cash and cash equivalents, beginning of the year	255,884	62,048

Cash and cash equivalents, end of the year	$227,525	$132,100

Supplemental disclosures of cash flow information:
Interest paid	$5,505	$1,791
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of equity as prepayment of professional fees	$435,000	$1,039,000

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

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability.” During the quarter ended November 30, 2010, the Company determined that there were derivatives in accrued derivative liabilities. The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability.”

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine months ended November 30, 2010, the Company incurred a net loss of approximately $ 1 , 034 ,000.  In addition, the Company had a negative cash flow in operating activities amounting approximately $ 1,372 ,000 in the nine months ended November 30, 2010, and the Company’s accumulated deficit was approximately $6, 447 ,000 as of November 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding could provide the opportunity for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share were expired and unexercised on October 23, 2009, (ii) warrants to purchase 500,000 shares of common stock at $1.00 per share will be expired on April 23, 2011 and (iii) warrants to purchase 800,000 shares of common stock at $1.50 per share will be expired on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% ~0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 0 .5 years and 0 .5 years.

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

NOTE 6 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

On July 8, 2009, the Company issued and sold 1,000,000 shares of common stock to certain investors for a cash price of $0.65 per share and a total amount of $650,000.  As of November 30, 2009, the Company had received $884,110, and the balance of $360,750 had not been received and is treated as a subscription receivable.

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

Derivative instruments are recorded at fair value and marked-to-market each period until it is exercised or expire, with any change in the fair value charged or credited to income each period. The fair value was estimated by Monte Carlo simulation model. The fair value of the  accrued derivative liabilities was based on the following assumptions: initial anti-dilution trigger price $0.70; standard deviation at 74.10%; annual risk-free rate at 0.68%; time to expiration at 1.50; period risk-free rate at 0.003%. According to the Monte Carlo simulation model, the Company's stock price at September 30, 2009 was $1.05; the fair value of the common stock and accrued derivative liabilities was $1,050,000 and $ 1,144,287, respectively, at September 30, 2009. The fair value of the Company's common stock, warrant and accrued derivative liabilities is more than the price which the Company received from the investor, $624,820. Therefore, the Comapny has allocated the percentage of the Company's fair value of common stock, warrant and accrued derivative liabilities as follows:

	Fair Value	%	Allocation
Common Stock	1,050,000	40%	249,490
Warrants	435,493	17%	103,477
Derivative liabilities	1,144,287	44%	271,893

Total	2,629,780	100%	624,860

Per above, the Company has loss on change in fair value of accrued derivative liability amount was $872,394 at September 30, 2009. At November 30, 2010 and February 28, 2010, according to the Monte Carlo simulation model's assumption, the Company has accrued derivative liabilities amount were $20,870 and $1,240,488, respectively. The gain on change in fair value of derivative financial instruments amount of $1,219,618 were be recognized from the difference between accrued derivative liabilities at February 28, 2010 to November 30, 2010.

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

NOTE 8 – PROPERTY AND EQUIPMENT AND

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

Property and equipment consisted of the following:

	November 30, 2010	February 28, 2010
Office equipment	$106,281	$66,365
Machinery	51,073	-
Equipments for leases	-	755,681
Other equipment	-	4,016
Total property and equipment	157,354	826,062
Accumulated depreciation	(41,988)	(38,555)
Accumulated impairment	-	(155,734)
Total property and equipment, net	$115,366	$631,773

Depreciation and amortization expenses during the nine months ended November 30, 2010 and 2009 were $85,053 and $23,714, respectively.

NOTE 9 – DEFERRED ASSETS

Deferred assets consisted of the following:

	November 30, 2010	February 28, 2010
Long-term prepaid professional fee	$428,625	$451,500
Other long-term prepaid expenses	42,581	43,734
Total deferred assets	$471,206	$495,234

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

NOTE 16 – RESTATEMENT OF FINANCIAL STATEMENTS

(1)   Restatement of Prior Financial Statements

The Company’s financial statements for the three and nine months ended November 30, 2009 have been restated to reflect corrections in the statements previously provided. In connection with the audit of the Company’s financial statement for the fiscal year ended February 28, 2010, the Company determined that it did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding. The Company also re-valued the fair value of the accrued derivative liability based on ASC 815 “Derivatives and Hedging,”. As a result, the consolidated statements of operations and other comprehensive income and statements of cash flows were restated. The following table sets forth the consolidated statement of operations and other comprehensive income and statements of cash flows of the Company for the three and nine month periods ended November 30, 2009 as initially presented as restated:

	Nine Months Ended November 30, 2009
	As Originally		Effect of
	Reported	As Restated	Change
Revenue	$11,545,510	$739,849	$(10,805,661)
Cost of revenue	8,387,986	623,289	(7,764,697)
Gross profit	3,157,524	116,560	(3,040,964)
Selling, general and administrative expenses	2,593,975	2,070,635	(523,340)
Net operating income (loss)	563,549	(1,954,075)	(2,517,624)
Other income	2,994	(868,674)	(871,668)
Net income (loss) before income taxes	566,543	(2,822,749)	(3,389,292)
Income taxes expense (benefit)	(185,972)	-	185,972
Net income (loss)	$752,515	$(2,822,749)	$(3,575,264)
Translation adjustments	451,297	(98,190)	(549,487)
Comprehensive income (loss)	$1,203,812	$(2,920,939)	$(4,124,751)
Net income (loss) per share
- Basic	$0.04	$(0.15)
- Diluted	$0.04	$(0.15)
Weighted average common shares outstanding
- Basic	18,609,458	18,609,458
- Diluted	18,763,438	18,609,458

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

	Three Months Ended November, 2009
	As Originally		Effect of
	Reported	As Restated	Change
Revenue	$7,370,924	$250,035	$(7,120,889)
Cost of revenue	6,449,619	186,419	(6,263,200)
Gross profit	921,305	63,616	(857,689)
Selling, general and administrative expenses	1,188,251	801,233	(387,018)
Net operating loss	(266,946)	(737,617)	(470,671)
Other income (loss)	13,124	(867,769)	(880,893)
Net loss before income taxes	(253,822)	(1,605,386)	(1,351,564)
Income taxes expense (benefit)	(330,124)	-	330,124
Net income (loss)	$76,302	$(1,605,386)	$(1,681,688)
Translation adjustments	442,180	(32,202)	(474,382)
Comprehensive income(loss)	$518,482	$(1,637,588)	$(2,156,070)
Net income (loss) per share
- Basic	$0.00	$(0.08)
- diluted	$0.00	$(0.08)
Weighted average common shares outstanding
- Basic	20,903,081	20,903,081
- diluted	21,101,055	20,903,081

	As Originally		Effect of
	Reported	As Restated	Change
Cash Flows from operating activities:
Net income (loss)	$752,515	$(2,822,749)	$(3,575,264)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,703	23,714	(4,989)
Issuance of common shares or warrants for professional services	1,107,867	1,107,867	-
Loss on disposal of property and equipment	-	1,236	(1,236)

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

(Gain) on change in fair value of accrued derivative liability	-	872,394	872,394
(Increase) Decrease in assets:
Notes receivable	-	(5,370)	(5,370)
Accounts receivable	(2,500,950)	(58,677)	2,442,273
Other receivables	(62,775)	8,841	71,616
Inventories	(26,359)	98,679	125,038
Prepayments	(365,744)	11,214	376,958
Other current assets	(21,127)	(11,219)	9,908
Deposits	-	(20,334)	(20,334)
Decrease (Increase) in liabilities:
Notes payable	-	83,681	83,681
Accounts payable	730,994	(158,981)	(889,975)
Other payable	1,243	3,424	2,181
Accrued liabilities	274,021	16,498	(257,523)
Other current liabilities	(10,705)	(16,939)	(6,234)
Increase in income tax payable	(185,969)	-	185,969

Net cash used in operating activities	(278,286)	(866,721)	(588,435)

Cash Flows from Investing activities:
Increase in long-term prepayments	-	(20,988)	(20,988)
Purchase of property and equipment	-	(887)	(887)
Proceeds from sale of assets	351	-	(351)
Net cash provided by (used in) investing activities	351	(21,875)	(22,226)

Cash flows from financing activities:
Proceeds from borrowings from banks	30,112	31,738	1,626
Proceeds from (Repayment of) related parties	(614,205)	36,378	650,583
Proceeds from issuance of shares	884,110	884,110	-

Net cash provided by financing activities	300,017	952,226	652,209

Effect of exchange rate changes on cash and cash equivalents	(2,319)	6,422	8,741

Net increase in cash and cash equivalents	19,763	70,052	50,289
Cash and cash equivalents, beginning of the year	107,340	62,048	(45,292)

Cash and cash equivalents, end of the period	$127,103	$132,100	$4,997

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

Supplemental disclosures of cash flow information:
Interest paid	$1,829	$1,791
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of equity as prepayment of professional fees	$570,000	$1,039,000

(2)   Restatement of Current Financial Statements

The Company based on ASC 815 “Derivatives and Hedging” to re-valued the fair value of the accrued derivative liability at $20,870 and recognized gain on change in fair value of accrued derivative liability of $1,219,618 and $406,539 for the nine months and three months ended November 30, 2010, respectively. Consequently, the income recognitions were reflected in the liability and stockholders’ deficit sections of Consolidated Balance Sheet. The income recognitions were also reflected in the operating activities section of the Consolidated Statements of Cash Flows. The recognitions have no effect on the amounts of net cash used in operating activities.

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

Effect of Absence of Financial Controls; Restatement of Financial Statements; Changes from Previously Reported Results

In the course of preparing our annual financial statements for the year ended February 28, 2010 , we determined that we did not have sufficient accounting controls in place in order to enable us to verify key financial items, including revenue and cost of revenue. In this connection, we determined that we did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding.  Further, we did not reflect the gain or loss on the change in value of an accrued derivative liability as a result of the terms on which securities were issued during the year ended February 28, 2010.  As a result, we incurred a net loss of $ 3 .6 million on revenue of $992,000 for the year ended February 28, 2010, as compared with the previously reported net income of $753,000 on revenue of $11.5 million for the nine months ended November 30, 2009. We also restated our financial statements for the year ended February 28, 2009. These problems affected each quarter during 2009, and, as a result, our financial statements for the three and nine months ended November 3 0 , 2009 were restated. As originally reported, we showed net income of $724,000 on revenue of $1.2 million. As restated, we reported a net loss of $ 2.9 million on revenue of $740,000 for the nine months ended November 30, 2009.

For the nine months ended November 30, 2010, we originally reported a net loss of approximately $2.3 million on revenue of approximately $824,000. As restated, we reported a loss of approximately $1.0 million on revenue of approximately $824,000. The difference reflects a gain of approximately $1.2 million from the change in the fair value of accrued derivative liability. For the three months ended November 30, 2010, we originally reported a net loss of approximately $0.8 million on revenue of approximately $335,000. As restated, we reported a loss of approximately $0.4 million on revenue of approximately $335,000.  The difference reflects a gain of approximately $407,000 from the change in the fair value of accrued derivative liability.

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

Accrued Derivative Liabilities

We apply ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. We determine which instruments require liability accounting, and record the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability.” During the quarter ended November 30, 2010, we determined that there were derivatives in accrued derivative liabilities. The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability.”

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

Results of Operations

Three months ended November 30, 2010 and 2009

The following table sets forth the results of our operations for the three months ended November 30, 2010 and 2009 in dollars and as a percentage of revenues:

	Three Months Ended November 30,
	2010		2009
	Dollars	%	Dollars	%
Revenues	335,427	100.0%	250,035	100.0%
Cost of sales	290,756	86.68%	186,419	74.56%
Gross profit	44, 671	13.32%	63,616	25.44%
Selling, general and administrative expenses	821,414	244.89%	801,234	320.45%
Operating income (loss)	(776,743)	(231.57)%	(737,618)	(295.01)%
Interest expense , net	(4, 087)	(1.2 2)%	(644)	(0.2 6)%
Gain(Loss) on exchange	(628)	(0.19)%	3,261	1.30%
Indemnity income	661	0.20%	0	0%
Gain (loss) on change in fair value of accrued derivative liability	406,539	121.20%	(872,394)	348.91%
Other income (expense)	(14,698)	(4.38)%	2,008	0.80%
Income tax	0	0.0%	0	0.0%
Net (loss)	(388,956)	(115.96)%	(1,605,386)	(642.06)%

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

Gain (loss) on Change in Value of Accrued Derivative Liability.   During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share. As a result of such provision, we incurred a derivative liability. During the quarter ended November 30, 2010, we recognized a gain of $406,539 reflecting the change in fair value of the accrued derivative liability, as compared with a loss of $872,394 for the quarter ended November 30, 2009. The change reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, takes into effect a number of factors, including changes in the market price of the common stock.

Other Income (Expense). Other expense for the quarter ending November 30, 2010 was $14,698.  Other income was not significant for the three months ended November 30, 2009.

Net Loss. As a result of the foregoing, our net loss for the three months ended November 30, 2010 was $ 388,956 or $(0.0 1 ) per share (basic and diluted), as compared with a restated net loss of $ 1,605.386 , or ($0.0 8 ) per share (basic and diluted) for the three month period ended November 30, 2009.

Nine Months Ended November 30, 2010 and 2009

The following table sets forth the results of our operations for the nine months ended November 30, 2010 and 2009 in dollars and as a percentage of revenues:

	Nine Months Ended November 30,
	2010		2009
	Dollars	%	Dollars	%
Revenues	823,865	100.0%	739,849	100.0%
Cost of sales	921,025	111.79%	623,289	84.25%
Gross profit	(97,160)	(11.79)%	116,560	15.75%
Selling, general and administrative expenses	2,208,741	268.10%	2,070,635	279.87%
Operating (loss)	(2,305,901)	(279.89)%	(1,954,075))	(264.12)%
Interest expense , net	(5, 284)	(0.6 4)%	(1, 604)	(0.2 2)%
(Loss) on exchange	(834)	(0.10)%	2,799	(0.38)%
Indemnity income	70,021	8.50%	0	0%
Gain (loss) on change in fair value of accrued derivative liability	1,219,618	148.04%	(872,394)	(117.92)%
Other income (expense)	(11,262)	(1.37)%	2,525	0.34%
Income tax	0	0.0%	0	0.0%
Net (loss)	(1,033,674)	(125.47)%	( 2, 822,749)	(381.53)%

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

Operating Loss. In the nine months ended November 30 2010, our loss from operations was $2,305,901, as compared to a loss from operations of 1,954,075 for the comparable period in 2009, an increase in our loss of approximately $351,826, or 18%.

Gain (loss) on Change in Value of Accrued Derivative Liability.   During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share. As a result of such provision, we incurred a derivative liability. During the nine months ended November 30, 2010, we recognized a gain of $1,219,618 reflecting the change in fair value of the accrued derivative liability, as compared with a loss of $872,394 for the nine months ended November 30, 2009. The change reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, takes into effect a number of factors, including changes in the market price of the common stock.

Other Income. Other income for the nine months ending November 30, 2010 was a loss of $11,294.  Other income was not material for the nine months ended November 30, 2009.

Net Loss. As a result of the foregoing, our net loss for the nine months ended November 30, 2010 was $ 1,033,674 , or $(0.0 4 ) per share (basic and diluted), as compared with a net loss of $ 2,822,749 or ($0.1 5 ) per share (basic and diluted) for the nine month period ended November 30, 2009.

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

During the nine months ended November 30, 2010, we incurred net losses of approximately $ 1.0 million and we used $1.4 million in our operating activities. These factors, along with our negative gross margin, raise substantial doubt about our ability to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding provide the opportunity to continue as a going concern. However, as a result of these factors along with our losses of approximately $2.6 million for the year ended February 28, 2010 and approximately $2.3 million for the nine months ended November 30, 2010, the need for us to restate prior year’s financial statements in a manner which showed a material adverse change from the previously reported quarterly results, the absence of financial controls, our low stock price and the absence of a strong market for our common stock, we may have difficulty raising additional funds in the equity market or from lenders.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern, which adjustments, if made, would be significant.

Net cash flow used in operating activities was $1.37 million in the nine months ended November 30, 2010 as compared to net cash flow used in operating activities of $0.87 million in nine months ended November 30, 2009, an increase of $505,000. Net cash flow used in operating activities in the nine months ended November 30, 2010 was mainly due to our net loss of $2.25 million and our negative gross margin in the nine months ended November 30, 2010 and the gain on change in fair value of accrued derivative liability of $1.2 million . Net cash flow used in operating activities in the nine months ended November 30, 2009 was mainly due to our net loss of $1.95 million and the loss on change in fair value of accrued derivative liability of $0.9 million .

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

•
Lack of familiarity with the accounting treatment of the issuance of equity in consideration of services rendered and with the accounting aspects of reverse acquisition accounting and the treatment of derivative securities.

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

XODTEC LED, INC.

Date: January 31 , 2011	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer