Form 10-K/A
period 2010-02-28
XODTEC LED, INC.
filed 2011-03-21
CIK 1407704

U. S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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
Ellenoff Grossman & Schole, LLP
150 East 42nd Street; 11th floor
New York, New York 10016
Phone: (212) 370-1300
Fax: (646) 895-7182
E-mail: alevitsky@egsllp.com

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

XODTEC LED, INC.
2010 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

This annual report on Form 10-K/A is being filed as an amendment to our annual report on Form 10-K for the year ended February 28, 2010, which was filed with the Securities and Exchange Commission on November 24, 2010 and amended by filings on a Form 10-K/A on December 10, 2010 and January 31, 2011 .  This amendment reflects changes in the financial statements and in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”  only to the extent that they relate to (i) a change in the report of our independent registered public accounting firm to reflect the restated nature of our financial statements for the years ended February 28, 2010 and 2009; (ii) the elimination of the pro forma references in our financial statements and (iii) the treatment as derivative securities and warrants that had not previously been treated as derivative securities.  No other information in the Form 10-K, as initially filed and as amended, has been updated.  Currently dated Exhibits 31.1 and 32.1, signed by the principal executive and financial officer,  are included in this filing.

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

In connection with the financial statements for the year ended February 28, 2010, we determined that securities issued to an investor were derivative instruments that required us to record the fair value of such instruments as derivative liabilities aggregating $1,810,249 at February 28, 2010, and we recognized a gain on change in fair value of accrued derivative liability of $ 351 ,776 for the year ended February 28, 2010. In addition, in accordance with ASC 815-40-35-8, we also considered the effect of the common stock anti-dilution provision on our existing outstanding warrants that were issued prior to September 29, 2009.  Because  it is possible that, in the future, there may not be a sufficient number of authorized and unissued shares to settle our common stock obligations in shares of common stock, we have reclassified the fair value of the warrants from equity to liabilities at September 29, 2009.  Consequently, the income recognitions were reflected in the liability and stockholders’ deficit sections of our consolidated balance sheet. The income recognitions were also reflected in the operating activities section of the consolidated statements of cash flows. The recognitions have no effect on the amounts of net cash used in operating activities.

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

RESULTS OF OPERATIONS

Years Ended February 28, 2010 and 2009.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended February 28,
	2010 (Restated)		2009 (Restated)
	US Dollars	Percentage	US Dollars	Percentage
Sales	$991,645	100.0%	$1,214,842	100.0%
Cost of sales	845,904	85.3%	778,092	64.0%
Gross profit	145,741	14.7%	436,750	36.0%
Operating expenses	2,577,744	259.9%	829,231	68.3%
Income from operations	(2,432,001)	(245.2)%	(392,481)	(32.3)%
Interest income	288	0.0%	221	0.0%
Interest expense	(2,457)	(0.2)%	(5,352)	(0.4)%
Gain(loss) on exchange	3,281	0.3%	(113)	(0.0)%
Impairment loss on property and equipment	(152,431)	(15.4)%	-	-%
Gain on change in fair value of accrued derivative liabilities	351,776	35.5%	-	-%
Other income (expense)	750	0.01%	2,949	0.2%
Loss before income tax expense	(2,230,794)	(225.0)%	(394,777)	(32.5)%
Income taxes	-	-%	-	-%
Net loss	(2,230,794)	(225.0)%	(394,777)	(32.5)%
Foreign currency translation adjustment	(120,302)	(12.13)%	118,682	9.8%
Total comprehensive loss	$(2,351,096)	(237.1)%	$(276,095)	(22.7)%

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

Gain on change in fair value of derivative liability.  During 2010, we issued shares pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share and warrants which had anti-dilutions provisions which resulted in the warrants being treated as derivatives .  As a result of such provision, we incurred a derivative liability. During 2010, we incurred a gain of approximately $352,000 reflecting the change in fair value of the accrued derivative liability.  We had no comparable transaction in 2009.

Other income (expenses). Other income (expense) was $150,569 for 2010, as compared with $2,296 in 2009.  The increase was due to the impairment loss on property and equipment of approximately $150,000.

Net loss. As a result of the factors described above, our net loss for 2010 was $ 2.2 million ( $0.11 ) per share (basic and diluted), as compared to a net loss of $0.4 million ($0.02) per share (basic and diluted) for 2009.

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

The following table sets forth information as to the principal changes in the components of our working capital from February 28, 2009 to February 28, 2010:

	(Restated)		(Restated)
	February 28,		February 28, 2009 to February 28, 2010
Category	2010	2009	Change	Percent Change
Current assets:
Cash and cash equivalents	$255,884	$62,048	$193,836	312%
Notes receivable, net	21,088	2,090	18,998	909%
Accounts receivable, net	103,472	71,840	31,632	44%
Other receivables	30,387	8,569	21,818	255%
Inventories	146,626	205,095	(58,469)	-29%
Prepayments	69,537	20,640	48,897	237%
Other current assets	20,761	29,222	(8,461)	-29%
Current liabilities:
Short-term borrowings from banks	20,339	21,268	(929)	-4%
Notes payable	157,109	22,499	134,610	598%
Accounts payable	70,000	242,250	(172,250)	-71%
Other payables	556,163	271	555,892	205126%
Accrued liabilities	145,951	84,853	61,098	72%
Due to related parties	1,775,314	1,143,767	631,547	55%
Other current liabilities	2,370	3,336	(966)	-29%
Working capital:
Total current assets	647,755	399,504	248,251	62%
Total current liabilities	2,727,246	1,518,244	1,209,002	80%
Working capital	(2,079,491)	(1,118,740)	(960,751)	86%

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

As shown in the consolidated financial statements, during the year ended February 28, 2010, the Company incurred a  net loss of approximately $2.2 million.  In addition, the Company had a negative cash flow in operating activities amounting approximately $1.2 million  in the year ended February 28, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. However, as a result of the Company’s loss for the year ended February 28, 2010, the need for the Company to restate prior year’s financial statements, the absence of financial controls, the Company’s low stock price and the absence of a strong market for the Company’s common stock, the Company may difficulty raising additional funds in the equity market.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Net cash flow used in operating activities was $1.2 million in fiscal 2010 as compared to net cash flow used in operating activities was $0.4 million in fiscal 2009, a decrease of $0.9 million. Net cash flow used in operating activities in fiscal 2010 was mainly due to our net loss of $2.2 million, an increase in issuance of common shares and warrants for professional services of $1.2 million, an increase in accounts payable of $0.2 million and a decrease in notes payable of $0.1 million. Net cash flow used in operating activities in fiscal 2009 was mainly due to our net loss of $0.4 million, the decrease in inventories of $0.2 million, and a decrease in accounts payable of $0.2 million.

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

Tax Fees.      We did not incur any fees for tax services during 2010 or 2009.

Other fees.     Brock, Schechter & Polakoff, LLP and Simon & Edward did not receive any other fees during 2008 and 2007.

ITEM 15.  EXHIBITS, FINANIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement among Sparking Events, Inc., Adam Gordoy Borges Dos Santo, APlus International Ltd., and the shareholders of APlus International Ltd., dated April 10, 2009 (1)
3.1	Bylaws of the Company (1)
3.2	Amended and Restated Articles of Incorporation of the Company, as filed with the State of Nevada (3)
10.1	Agreement with Dragonfly Capital. LLC (2)
10.2	Form of Regulation S Stock Purchase Agreement (4)
10.3	Form of Regulation S Stock Purchase Agreement (4)
10.4	Form of Regulation S Stock Purchase Agreement, dated March, 2010 (5)
10.5	Securities Exchange Agreement between APlus International, Ltd. and. Xodtec Technology Co., Ltd. dated April 1, 2009 (1)
10.6	Securities Exchange Agreement between APlus International, Ltd. and Targetek Technology Co., Ltd. dated April 1, 2009 (1)
10.7	Securities Exchange Agreement between APlus International, Ltd. and UP Technology Co., Ltd. dated April 1, 2009 (1)
21	List of subsidiaries*
23.1	Consent of Simon & Edwards, LLP**
24.1	Power of attorney*
31.1	Certification of Chief Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of the Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(1)	Incorporated by reference to the Form 8-K filed by the Company on April 24, 2009.
(2)	Incorporated by reference to the Form S-1/A filed by the Company on August 25, 2009.
(3)	Incorporated by reference to the Form 8-K filed by the Company on March 31, 2010.
(4)	Incorporated by reference to the Form 8-K filed by the Company on July 10, 2009.
(5)	Incorporated by reference to the Form 8-K filed by the Company on May 7, 2010.

*   previously filed
** filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XODTEC LED, INC.

Date: March 21, 2011	By:	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Yao-Ting Su*	Chief Executive and Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	March 21, 2011
Yao-Ting Su

/s/ Hui-Yun Lo*	Director	March 21, 2011
Hui-Yun Lo

*By: /s/ Yao-Ting Su		March 21, 2011
Yao-Ting Su Attorney-in-fact

XODTEC LED, Inc.

Simon & Edward, LLP Certified Public Accountants & Consultants A PCAOB Registered CPA Firm	17700 Castleton Street, Suite 488 City of Industry, CA 91748, U.S.A Tel: +1 (626) 854-6500 Fax: +1 (626) 854-6505 http://www.2mycpa.com

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

As discussed in Note 17 to the consolidated financial statements, the accompanying 2010 and 2009 financial statements have been restated.

___________________________________________

Simon & Edward, LLP

City of Industry, California
July 15, 2010  (except for Note 6 and 17 as to which the date is March 14, 2011)

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	February 28,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$255,884	$62,048
Notes receivable, net	21,088	2,090
Accounts receivable, net	103,472	71,840
Other receivables	30,387	8,569
Inventories	146,626	205,095
Prepayments	69,537	20,640
Other current assets	20,761	29,222
Total current assets	647,755	399,504

Property and equipment, net	631,773	69,240

Other Assets
Deposits	65,965	41,317
Deferred assets	495,234	27,227

Total assets	$1,840,727	$537,288

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term borrowings from banks	$20,339	$21,268
Notes payable	157,109	22,499
Accounts payable	70,000	242,250
Other payable	556,163	271
Accrued liabilities	145,951	84,853
Due to related parties	1,775,314	1,143,767
Other current liabilities	2,370	3,336

Total current liabilities	2,727,246	1,518,244

Long-term borrowings from banks	30,582	-
Accrued derivative liabilities	1,810,249	-

Total liabilities	4,568,077	1,518,244

Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares;	22,430	803,470
22,430,004 outstanding shares, at par value 0.001)
Subscription receivable	(130,000)	-
Additional paid in capital	1,515,742	-
Accumulated deficit	(4,093,347)	(1,862,553)
Accumulated other comprehensive gain - translation adjustments	(42,175)	78,127

Total stockholders' deficit	(2,727,350)	(980,956)
Total liabilities and stockholders' deficit	$1,840,727	$537,288

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME
(RESTATED)

	Year ended February 28,
	2010	2009

Revenue	$991,645	$1,214,842

Cost of revenue	845,904	778,092

Gross profit	145,741	436,750

Selling, general and administrative expenses	2,577,742	829,231

Net operating income	(2,432,001)	(392,481)

Other income (expense)
Interest income	288	221
Interest expense	(2,457)	(5,352)
Gain (loss) on exchange	3,281	(113)
Impairment loss on property and equipment	(152,431)	-
Gain on change in fair value of accrued derivative liabilities	351,776	-
Other income (expense)	750	2,948
Total other loss	(201,207)	(2,296)

Net loss before income taxes	(2,230,794)	(394,777)

Income taxes	-	-

Net loss	$(2,230,794)	$(394,777)

Translation adjustments	(120,302)	118,682

Comprehensive loss	$(2,351,096)	$(276,095)

Net loss per share
- Basic	$(0.11)	$(0.02)
- Diluted	$(0.11)	$(0.02)

Weighted average common shares outstanding
- Basic and	19,421,374	16,000,002
- Diluted	19,421,374	16,000,002

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(RESTATED)

			Subscription receivable	Additional Paid in Capital		Accumulated other comprehensive gain - translation adjustments
	Common Stock
	Number of shares	Amount			Accumulated Deficit		Total

Balance, March 1, 2008	-	$803,470	$-	$-	$(1,467,776)	$(40,555)	$(704,861)
Net loss	-	-	-	-	(394,777)	-	(394,777)
Translation adjustments	-	-	-	-	-	118,682	118,682
Restated Balance, February 28, 2009	-	803,470	-	-	(1,862,553)	78,127	(980,956)
Recapitalization on reverse acquisition	44,380,002	(759,090)	-	759,090	-	-	-
Cancelled 27,000,000 shares of common stock	(27,000,000)	(27,000)	-	27,000	-	-	-
Issuance of common shares for services in connection with reverse merger	1,500,002	1,500	-	448,500	-	-	450,000
Issuance of common shares for professional service	1,550,000	1,550	-	1,011,450	-	-	1,013,000
Issuance of common shares –July 2009	1,000,000	1,000	(130,000)	619,000	-	-	490,000
Issuance of common shares and derivative instruments – September 2009	1,000,000	1,000	-	(955,920)	-	-	(954,920)
Stock-based compensation	-	-	-	188,867	-	-	188,867
Reclassification of stock purchase warrants to accrued derivative liability	-	-	-	(582,245)	-	-	(582,245)
Restated net loss	-	-	-	-	(2,230,794)	-	(2,230,794)
Translation adjustments	-	-	-	-	-	(120,302)	(120,302)
Restated balance, February 28, 2010	22,430,004	$22,430	$(130,000)	$1,515,742	$(4,093,347)	$(42,175)	$(2,727,350)

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(RESTATED)

	Year ended February 28,
	2010	2009
Cash Flows from operating activities:
Net loss	$(2,230,794)	$(394,777)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	52,111	41,541
Issuance of common shares or warrants for professional services	1,155,367	-
Impairment loss on property and equipment	152,431	-
Loss on disposal of property and equipment	5,045	-
Gain on change in fair value of accrued derivative liabilities	(351,776)	-
(Increase) Decrease in assets:
Notes receivable	(18,409)	(1,397)
Accounts receivable	(24,555)	(35,186)
Other receivables	(20,591)	11,002
Inventories	75,519	(216,594)
Prepayments	(1,973)	(14,078)
Other current assets	10,886	(16,374)
Deposits	(20,441)	2,608
Decrease (Increase) in liabilities:
Notes payable	129,748	18,877
Accounts payable	(190,199)	220,423
Other payable	7,862	(3,508)
Accrued liabilities	52,235	16,505
Other current liabilities	(24,888)	(4,549)

Net cash used in operating activities	(1,242,422)	(375,507)

Cash Flows from Investing activities:
Proceeds from disposal of property and equipment	4,174	-
Increase in deferred assets	(29,365)	(17,279)
Purchase of property & equipment	(206,335)	(51,511)
Net cash used in investing activities	(231,526)	(68,790)

Cash flows from financing activities:
Proceeds from borrowings from banks	27,127	(98,416)
Proceeds from related parties	516,152	584,584
Proceeds from issuance of shares	1,114,860	-

Net cash provided by financing activities	1,658,139	486,168

Effect of exchange rate changes on cash and cash equivalents	9,645	(6,988)

Net increase in cash and cash equivalents	193,836	34,883
Cash and cash equivalents, beginning of the year	62,048	27,165

Cash and cash equivalents, end of the year	$255,884	$62,048

Supplemental disclosures of cash flow information:
Interest paid	$2,457	$5,352
Income taxes paid	$-	$-

Supplemental disclosures of cash flow for non-cash transaction:
Common stock	$1,150	$-
Additional paid-in capital	$495,350	$-
Prepayments	$45,000	$-
Deferred assets	$451,500	$-
Property and equipment	$547,836	$-
Other payable	$547,836	$-

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

Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiaries is NTD. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations.

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended February 28, 2010, the Company incurred net losses of approximately $2,200,000.  In addition, the Company had a negative cash flow in operating activities amounting approximately $1,240,000 in the year ended February 28, 2010, and the Company’s accumulated deficit was approximately $4,100,000 as of February 28, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. However, as a result of the Company’s loss for the year ended February 28, 2010, the need for the Company to restate prior year’s financial statements, the absence of financial controls, the Company’s low stock price and the absence of a strong market for the Company’s common stock, the Company may difficulty raising additional funds in the equity market.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 20, 2009, the Company issued 350,001 shares of common stock and two-year warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share, for services rendered by Dragonfly Capital Partners, LLC (“Dragonfly”) in connection with the Exchange.  The common stock was valued at $0.30 per share, for a total of $105,000, and the warrants were valued at $34,191 using the Black-Scholes valuation model. Using the Black-Scholes valuation model, the value of these warrants is $34,191. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.735%; dividend yield – 0%; expected volatility – 72% and term of 1.5 years. The Company has agreed to register the common stock issued to Dragonfly and the shares of common stock issuable upon exercise of Dragonfly’s warrants.  These warrants were reclassified out of equity and recorded as a derivative liability beginning September 29, 2010. (See Note 6)

On April 22, 2009 the Company entered into a financial advisory agreement with Unise Investment Corp. (“Unise”) to provide financial consulting services in consideration for 350,001 shares of common stock.  The common stock was valued at $0.30 per share, for a total of $105,000.

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share expired unexercised on October 23, 2009; (ii) warrants to purchase 500,000 shares of common stock at $1.00 per share expire on April 23, 2011; and (iii) warrants to purchase 800,000 shares of common stock at $1.50 per share expire on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% to 0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 0.5 years and 0.5 years.  These warrants were reclassified out of equity and recorded as a derivative liability beginning September 29, 2010. (See Note 6)

The Company issued the shares and warrants issued Dragonfly and Unise, as described in the preceding paragraphs, for consulting service. The value of the shares and warrants were included in general and administrative expenses in the year ended February 28, 2010.

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

On September 29, 2009, the Company sold to an investor for $700,000 (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. Pursuant to the common stock subscription agreement, the Company agreed that:

•	for 18 months after the closing, it would not issue any class or debt or equity which could be convertible into common stock.

•
If the Company issues common stock to any investor at a price of less the $0.70 per share, then the Company would issue to the investor such number of additional shares which equals to the amount of the investor’s purchase ($700,000) divided by the difference between $0.70 per share and the purchase price paid in the subsequent offering.

The Company has treated the potential additional share issuance under the common stock subscription agreement as a derivative under ASC Topic 815, Subtopic 40 since the number of shares the Company may issue to settle the anti-dilution provisions of the stock subscription agreement is not fixed.  Derivative instruments are recorded at fair value and marked-to-market each period until it is exercised or expire, with any change in the fair value charged or credited to income each period. The fair value was estimated by Monte Carlo simulation model based on the following assumptions:

	February 28, 2010	September 29, 2009
Trigger price	$0.70	$0.70
Standard deviation	138.60%	74.10%
Annual risk-free rate	0.32%	0.68%
Time to expiration	1.08	1.50
Period risk-free rate	0.001%	0.003%

The fair value of the anti-dilution derivative was $1,144,287 and $1,240,488 at September 29, 2009 and February 28, 2010, respectively.

The warrants are exercisable until September 25, 2012.  The holder of the warrants has cashless exercise rights, commencing September 29, 2010, except that the warrant may not be exercised on a cashless basis if the underlying shares of common stock are subject to a current and effective registration statement. The Company has the right to require the holder to exercise the warrant on 35 trading days’ notice if the volume weighted average price of one share of common stock is at least $2.50 and the trading volume is at least 50,000 shares, in each case for 25 consecutive trading days ending before the Company gives notice of its demand in exercising the warrant. The warrant also prohibits exercise to the extent that such exercise would result in the holder and the affiliates of the holder beneficially owning more than 4.9% of the Company’s common stock, with beneficial ownership being determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.  The Company has treated the warrants as derivatives under ASC Topic 815, Subtopic 40 since the number of shares the Company may issue to settle the anti-dilution provisions of the stock subscription agreement is not fixed and therefore there may not be a sufficient number of authorized and unissued shares to settle the warrants in common stock when and if exercised in the future . The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:

	February 28, 2010	September 29, 2009
Expected volatility	129%	72%
Expected term (years)	1.07 - 2.10	1.4 - 2.5
Discount rate	0.35% - 0.87%	0.65% - 1.24%
Dividend yield	0%	0%

The fair value of the warrants was $1,017,739 and $569,761 at September 29, 2009 and February 28, 2010, respectively.

In accordance with ASC 815-40-35-8, the Company considered the effect of the common stock anti-dilution provision on the existing outstanding warrants that were issued prior to September 29, 2009. Because it is possible that, in the future, there may not be a sufficient number of authorized and unissued shares of common stock to settle the Company’s common stock obligations in shares of common stock, the Company has reclassified the fair value of the warrants from equity to liabilities at September 29, 2009. The Company recorded gain on change in fair value of accrued derivative liabilities of $351,776 for the year ended February 28, 2010 related to the anti-dilution provision derivative and warrants. The value of warrants was determined by using the Black-Scholes pricing model with the above assumptions.

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

NOTE 11 – ACCRUED DERIVATIVE LIABILITY

On September 29, 2009, the Company sold to an investor for $700,000 (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. Under certain rare circumstances, the stock subscription agreement could cause the Company to not have a sufficient number of authorized and unissued shares to settle the warrants in common stock when exercised in the future. The Company applies ASC 815, under which the warrants as well as other equity related instruments have been recorded as accrued derivative liabilities on the Company’s balance sheet. The Company has reclassified $582,245 related to previously issued warrants into accrued derivative liability at September 29, 2009. At February 28, 2010 and 2009, the Company has an accrued derivative liability amounted of $1,810,249 and $0, respectively.

NOTE 12 - INCOME TAXES

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

NOTE 13 - RELATED PARTY TRANSACTIONS

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

NOTE 14 - CONCENTRATION

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

NOTE 15 - COMMITIMENTS AND CONTINGENCIES

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

NOTE 16 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, and at February 28, 2010 and 2009 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2009	$78,127
Change for 2009	(120,302)

Balance at February 28, 2010	$(42,176)

NOTE 17 – RESTATEMENT OF FINANCIAL STATEMENTS

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

(2) Restatement of Current Financial Statements

In connection with the Company’s financial statements for the fiscal year ended February 28, 2010, we determined that securities issued to an investor were derivative instruments that required us to record the fair value of such instruments as derivative liabilities in accordance with ASC 815 "Derivatives and Hedging". In addition, since the Company may no longer have a sufficient number of authorized and unissued shares to settle its other outstanding warrants, which were issued prior to September 29, 2009, in common stock, we reclassified the fair value of such warrants from equity to accrued derivative liabilities as of September 29, 2009. The Company’s financial statements for the year ended February 28, 2010 have been restated to reflect corrections in the statements previously provided.

The following table sets forth consolidated balance sheets, consolidated statement of operations and other comprehensive income and statements of cash flows of the Company for the year ended February 28, 2010 as initially presented and as restated:

	As Originally		Effect of
	Reported	As Adjusted	Change

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued derivative liabilities	$-	$1,810,249	$1,810,249
Total liabilities	2,757,828	4,568,077	1,810,249

Stockholders' deficit
Additional paid-in capital	3,677,767	1,515,742	(2,162,025)
Accumulated deficit	(4,445,123)	(4,093,347)	351,776

Total stockholders' deficit	(917,101)	(2,727,350)	(1,810,249)

	As Originally		Effect of
	Reported	As Adjusted	Change
Gain on change in fair value of accrued derivative liability	$-	$351,776	$351,776
Total other loss	(150,569)	201,207	351,776
Net loss before income taxes	(2,582,570)	(2,230,794)	351,776
Net loss	$(2,582,570)	$(2,230,794)	$351,776
Comprehensive loss	$(2,702,872)	(2,351,096)	$351,776
Net loss per share
- Basic	$(0.13)	$(0.11)
- diluted	$(0.13)	$(0.11)

	As Originally		Effect of
	Reported	As Adjusted	Change
Cash Flows from operating activities:
Net loss	$(2,582,570)	$(2,230,794)	$351,776
Gain on change in fair value of accrued derivative liability	-	(351,776))	(351,776)

NOTE 18 SUBSEQUENT EVENT

Between March 29 and April 28, 2010, the Company issued an aggregate of $1,134,823 shares of common stock at $0.71 per share to four investors pursuant to purchase agreements, for an aggregate sales price of $805,724.