Form 10-Q/A
period 2010-05-31
XODTEC LED, INC.
filed 2011-03-23
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 3

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
New York, New York 10017
Phone: (212) 370-1300
Fax: (646) 895-7182
E-mail: alevitsky@egsllp.com

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

XODTEC LED, INC.
Form 10-Q/A
For the Quarter Ended May 31, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of May 31, 2010 (unaudited and restated) and February 28, 2010 (audited and restated)	3
	Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended May 31, 2010 (unaudited and restated) and 2009 (unaudited and restated)	4
	Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2010 (unaudited and restated) and 2009 (unaudited and restated)	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28
Item 4.	Controls and Procedures.	28

PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 6.	Exhibits.	31

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as an amendment to our quarterly report on Form 10-Q for the quarter ended May 31, 2010, which was filed with the Securities and Exchange Commission on July 20, 2010 and was amended by filings on a Form 10-Q/A on December 10, 2010 and January 31, 2011 .  This amendment reflects changes in the financial statements and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” only to the extent that they relate to the treatment as derivative securities and warrants that had not previously been treated as derivative securities . No information in the Form 10-Q as initially filed and as amended has been updated.  Currently dated Exhibits 31.1 and 32.1, signed by the principal executive and financial officer, is included in this filing.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	May 31,	February 28
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$139,820	$255,884
Restricted cash	26,713	-
Notes receivable, net	3,020	21,088
Accounts receivable, net	155,643	103,472
Other receivables	34,617	30,387
Inventories, net	198,143	146,626
Prepayments	36,969	69,537
Other current assets	26,212	20,761
Total current assets	621,137	647,755

Property and equipment, net	629,557	631,773

Other Assets
Deposits	69,214	65,965
Deferred assets	466,492	495,234

Total assets	$1,786,400	$1,840,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term borrowings from banks	$48,660	$20,339
Notes payable	89,675	157,109
Accounts payable	73,252	70,000
Other payable	450,450	556,163
Accrued liabilities	191,396	145,951
Due to related parties	1,631,159	1,775,314
Other current liabilities	12,632	2,370

Total current liabilities	2,497,224	2,727,246

Long-term borrowings from banks	25,360	30,582
Accrued derivative liabilities	1,195,041	1,810,249

Total liabilities	3,717,625	4,568,077

Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	23,565	22,430
23,564,827 and 22,430,004 issued and outstanding, respectively)
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	2,320,330	1,515,742
Accumulated deficit	(4,092,578)	(4,093,347)
Accumulated other comprehensive gain - translation adjustments	(52,542)	(42,175)

Total stockholders' deficit	(1,931,225)	(2,727,350)
Total liabilities and stockholders' deficit	$1,786,400	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME
(UNAUDITED AND RESTATED)

	Three months ended May 31,
	2010	2009

Revenue	$243,785	$230,087

Cost of revenue	175,479	219,628

Gross profit	68,306	10,459

Selling, general and administrative expenses	685,398	906,901

Net operating loss	(617,092)	(896,442)

Other income (expense)
Interest income	-	24
Interest expense	(696)	(225)
Gain(loss) on exchange	(82)	(201)
Gain on change in fair value of accrued derivative liabilities	615,209	-
Other income	3,431	-
Total other income (loss)	617,862	(402)

Net income (loss) before income taxes	770	(896,844)

Income taxes	-	-

Net income (loss)	$770	$(896,844)

Translation adjustments	(10,366)	77,191

Comprehensive loss	$(9,596)	$(819,653)

Net income (loss) per share
- Basic	$0.00	$(0.05)
- Diluted	$0.00	$(0.05)

Weighted average common shares outstanding
- Basic and	22,676,705	17,693,046
- Diluted	22,676,705	17,693,046

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND RESTATED)

	Three months ended May 31,
	2010	2009

Cash Flows from operating activities:
Net income (loss)	$770	$(896,844)
Adjustments to reconcile net income to net cash
provided by used in operating activities:
Depreciation and amortization	25,827	7,024
Issuance of common shares or warrants for professional services	82,625	638,867
Gain on change in fair value of accrued derivative liabilities	(615,209)	-
(Increase) Decrease in assets:
Notes receivable	18,272	2,172
Accounts receivable	(52,667)	(25,672)
Other receivables	(4,258)	8,910
Inventories	(51,981)	132,047
Prepayments	(12,551)	95
Other current assets	(5,498)	3,605
Deposits	(3,246)	(1,781)
Decrease (Increase) in liabilities:
Notes payable	(68,239)	6,279
Accounts payable	3,247	(88,595)
Other payable	4,362	(83)
Accrued liabilities	45,845	15,216
Other current liabilities	3,605	6,519

Net cash used in operating activities	(629,096)	(192,241)

Cash Flows from Investing activities:
Increase in restricted cash	(26,996)	-
Increase in deferred assets	(14,591)	(2,335)
Purchase of property and equipment	(129,105)	-
Net cash used in investing activities	(170,692)	(2,335)

Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	23,316	(13,624)
Proceeds from (Repayment of) related parties	(146,694)	163,550
Proceeds from issuance of shares	805,724	96,323

Net cash provided by financing activities	682,346	246,249

Effect of exchange rate changes on cash and cash equivalents	1,378	6,115

Net increase in cash and cash equivalents	(116,064)	57,788
Cash and cash equivalents, beginning of the year	255,884	62,048

Cash and cash equivalents, end of the year	$139,820	$119,836

Supplemental disclosures of cash flow information:
Interest paid	$696	$225
Income taxes paid	$-	$-

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

Net Income (Loss) per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the year ended February 28, 2010.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Even the Company incurred income for three months  ended May 31, 2010 , all outstanding warrants is anti-dilutive using the treasury stock method. Therefore  the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the year ended February 28, 2010.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Although the Company generated net income for three months  ended May 31, 2010, the outstanding warrants are anti-dilutive using the treasury stock method. Therefore , the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company had a negative cash flow in operating activities amounting approximately $630,000 in the three months ended May 31, 2010, and the Company’s accumulated deficit was approximately $4,100,000 as of May 31, 2010.   Furthermore, although the Company reported net income of $770 for the three months ended May 31, 2010, the income was the result of a $615,209 gain on change in fair value of accrued derivative liabilities for the period.  The Company incurred an operating loss of $617,092 for the period.   These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. However, as a result of the Company’s loss for three month periods ended May 31, 2010, the need for the Company to restate prior year’s financial statements, the absence of financial controls, the Company’s low stock price and the absence of a strong market for the Company’s common stock, the Company may difficulty raising additional funds in the equity market. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 20, 2009, the Company issued 350,001 shares of common stock and two-year warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share, for services rendered by Dragonfly Capital Partners, LLC (“Dragonfly”) in connection with the Exchange.  The common stock was valued at $0.30 per share, for a total of $105,000, and the warrants were valued at $34,191 using the Black-Scholes valuation model. Using the Black-Scholes valuation model, the value of these warrants is $34,191. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.735%; dividend yield – 0%; expected volatility – 72% and term of 1.5 years. The Company has agreed to register the common stock issued to Dragonfly and the shares of common stock issuable upon exercise of Dragonfly’s warrants. These warrants were reclassified out of equity and recorded as a derivative liability beginning September 29, 2009. (See Note 6)

On April 22, 2009 the Company entered into a financial advisory agreement with Unise Investment Corp. (“Unise”) to provide financial consulting services for which the Company issued 350,001 shares of common stock.   The common stock was valued at $0.30 per share, for a total of $105,000.

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share expired unexercised on October 23, 2009, (ii) warrants to purchase 500,000 shares of common stock at $1.00 per share expire on April 23, 2011 and (iii) warrants to purchase 800,000 shares of common stock at $1.50 per share expire on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% to 0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 0.5 years and 0.5 years. These warrants were reclassified out of equity and recorded as a derivative liability beginning September 29, 2009. (See Note 6)

The Company issued the shares and warrants issued Dragonfly and Unise, as described in the preceding paragraphs, for consulting service. The value of the shares and warrants were included in general and administrative expenses for the three months ended May 31, 2009.

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

	May 31, 2010	September 29, 2009
Trigger price	$0.70	$0.70
Standard deviation	138.60%	74.10%
Annual risk-free rate	0.32%	0.68%
Time to expiration	0.83	1.50
Period risk-free rate	0.001%	0.003%

The fair value of the anti-dilution derivative was $833,949 and, $1,240,488 at May 31, 2010 and February 28, 2010, respectively.

The warrants are exercisable until September 25, 2012.  The holder of the warrants has cashless exercise rights, commencing September 29, 2010, except that the warrant may not be exercised on a cashless basis if the underlying shares of common stock are subject to a current and effective registration statement. The Company has the right to require the holder to exercise the warrant on 35 trading days’ notice if the volume weighted average price of one share of common stock is at least $2.50 and the trading volume is at least 50,000 shares, in each case for 25 consecutive trading days ending before the Company gives notice of its demand in exercising the warrant. The warrant also prohibits exercise to the extent that such exercise would result in the holder and the affiliates of the holder beneficially owning more than 4.9% of the Company’s common stock, with beneficial ownership being determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.  The Company has treated the warrants as derivatives under ASC Topic 815, Subtopic 40 since the number of shares the Company may issue to settle the anti-dilution provisions of the stock subscription agreement is not fixed and it is possible that there may not be a sufficient number of authorized and unissued shares to settle the Company’s common stock obligations in common stock at the date of exercise.   The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:

	May 31, 2010	September 29, 2009
Expected volatility	142%	72%
Expected term (years)	0.8 - 1.8	1.4 - 2.5
Discount rate	0.30% - 0.68%	0.65% - 1.24%
Dividend yield	0%	0%

The fair value of the warrants was $361,092 and $569,762 at May 31, 2010 and February 28, 2010, respectively.

In accordance with ASC 815-40-35-8, the Company considered the effect of the common stock anti-dilution provision on the existing outstanding warrants that were issued prior to September 29, 2009. Because in the future there may not be a sufficient number of authorized and unissued shares to settle those the Company’s common stock obligations in common stock, the Company has reclassified the fair value of the warrants from equity to liabilities at September 29, 2009. The Company recorded gain on change in fair value of accrued derivative liabilities of $615,209 for the three months ended May 31, 2010 related to the anti-dilution provision derivative and warrants. The value of warrants was determined by using the Black-Scholes pricing model with the above assumptions.

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

NOTE 11 – ACCRUED DERIVATIVE LIABILITY

On September 29, 2009, the Company sold to an investor for $700,000 (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. Under certain circumstances, the stock subscription agreement could cause the Company to issue more than the number of authorized and unissued shares to settle its common stock obligations in share of common stock. The Company applies ASC 815, under which the warrants as well as other equity related instruments have been recorded as accrued derivative liabilities on the Company’s balance sheet. The Company has reclassified amount of $582,245 related to previously issued warrants into accrued derivative liabilities at September 29, 2009. At May 31, 2010 and February 28, 2010 the Company has accrued derivative liabilities of $1,195,041 and $1,810,249, respectively.

NOTE 12 – INCOME TAXES

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

NOTE 13 – RELATED PARTY TRANSACTIONS

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

NOTE 14 - CONCENTRATION

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

NOTE 17 – RESTATEMENT OF FINANCIAL STATMENTS

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

(2) Restatement of Current Financial Statements

In connection with the Company’s financial statements for the three months ended May 31, 2010, we determined that securities issued to an investor were derivative instruments that required the Company to record the fair value of such instruments as derivative liabilities in ASC 815 “Derivatives and Hedging.” It is possible that, in the future, the Company may not have a sufficient number of authorized and unissued shares of common stock to settle its common stock obligations in shares of common stock. As a result, the consolidated statements of operations and other comprehensive income and statements of cash flows were restated.

The following table sets forth consolidated balance sheets, consolidated statement of operations and other comprehensive income and statements of cash flows of the Company for the three months ended May 31, 2010 as initially presented and as restated:

	As Originally		Effect of
	Reported	As Adjusted	Change

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued derivative liabilities	$-	$1,195,041	$1,195,041
Total liabilities	2,522,584	3,717,625	1,195,041

Stockholders' deficit
Additional paid-in capital	4,482,356	2,320,330	(2,162,026)
Accumulated deficit	(5,059,561)	(4,092,578)	966,983

Total stockholders' deficit	(736,184)	(1,931,225)	(1,195,041)

	As Originally		Effect of
	Reported	As Adjusted	Change
Gain on change in fair value of accrued derivative liability	$-	$615,209	$615,209
Total other income	2,653	617,862	615,209
Net income (loss) before income taxes	(614,439)	770	615,,209
Net income (loss)	$(614,439)	$770	$615,209
Comprehensive loss	$(624,805)	(9,596)	$615,209
Net income (loss) per share
- Basic	$(0.03)	$0.00
- Diluted	$(0.03)	$0.00

	As Originally		Effect of
	Reported	As Adjusted	Change
Cash Flows from operating activities:
Net income (loss)	$(614,439)	$770	$615,209
Gain on change in fair value of accrued derivative liability	-	(615,209)	(615,209)

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

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products become commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions of which the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  During the quarter ended May 31, 2010, our gross margin was 28.0%, as compared with 4.6% for the quarter ended May 31, 2009, primarily because of our reduced sales of GPS products and information globalization service in the May 2010 quarter increased sales of LED lighting products and energy-saving solutions instead. As LED lighting and energy-saving solutions generally generate higher profit margins than GPS sale and information globalization services, so our gross margins have increased in the quarter ended May 31, 2011. However, to the extent that we offer low prices for the LED products in order to generate sales and are not able to combine the low prices for the LED prices with a project which also requires our services, our ability to operate profitably will be impaired, especially to the extent that LED users do not seek services as part of a project.  We cannot assure you that we will be successful in marketing projects which require our know-how in the design of a lighting solution.

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

Our internal financial statements are maintained in New Taiwan Dollars “NTD.” The financial statements included in this Form 10-Q are expressed in United States dollars. The translation adjustments in expressing the financial statements in United States dollars is shown on the statements of operation as a translation adjustment, and the cumulative translation adjustment is shown as an element of stockholders’ equity.

Effect of Absence of Financial Controls; Restatement of Financial Statements; Changes from Previously Reported Results

In the course of preparing our annual financial statements, we determined that we did not have sufficient accounting controls in place in order to enable us to verify key financial items, including revenue and cost of revenue. In this connection, we determined that we did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding.  Further, in connection with the financial statements for the year ended February 28, 2010, we re-valued the fair value of the accrued derivative liability at $1,240,488 at February 28, 2010, and recognized loss on change in fair value of accrued derivative liability of $968,595 for the year ended February 28, 2010. Consequently, the income recognition was reflected in the liability and stockholders’ deficit sections of our consolidated balance sheet. The income recognition was also reflected in the operating activities section of the consolidated statements of cash flows. The recognition has no effect on the amounts of net cash used in operating activities.  As a result, we incurred a restated net loss of $3.6 million on revenue of $992,000 for the year ended February 28, 2010, as compared with net income of $753,000 on revenue of $11.5 million for the nine months ended November 30, 2009.  We also restated our financial statements at for the year ended February 28, 2009.  These problems affected each quarter during 2009, and, as a result, our financial statements for the three months ended May 31, 2009 were restated.  As originally reported, we showed net income of $724,000 on revenue of $1.2 million.  As restated, we reported a net loss of $897,000 on revenue of $230,000.  For the three months ended May 31, 2010, we originally reported a net loss of approximately $614,000 on revenue of $244,000.  As restated, we reported a loss of approximately $208,000 on revenue of approximately $244,000.  The difference reflects a gain of approximately $407,000 from the change in the fair value of accrued derivative liability.  Although we are taking steps to implement financial controls, we cannot assure you that we will be able to implement financial controls in a timely manner or that our controls will be effective.

We had previously reported a net loss of approximately $208,000 for the three months ended May 31, 2010.  We have restated our financial statements for the May 31, 2010 quarter and, as restated, we are reporting net income of $770 for the three months ended May 31, 2010.  The change in the results of our operations reflects an increase in the gain on change in fair value of accrued derivative liability from $406,000 to $615,000.  This increase results in the treatment as derivatives of previously issued securities that has initially been accounted for as equity.  This change did not affect our net operating loss for the quarter ($617,000) or our cash flow used in operations ($629,096).

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated in dollars and as a percentage of revenues:

	Three Months Ended May 31,
	2010		2009
	Dollars	%	Dollars	%
Revenues	243,785	100.0%	230,087	100.0%
Cost of sales	175,479	72.0%	219,628	95.5%
Gross profit	68,306	28.0%	10,459	4.6%
Selling, general and administrative expenses	685,398	291.9%	906,901	394.2%

Net operating income (loss)	(617,092)	(253.1)%	(896,442)	389.6%
Interest expense	(696)	(0.38)%	(225)	0.1%
Gain (loss) on exchange	(82)	(0.0)%	(201)	0.1%
Gain on change in value of accrued derivative liability	(615,209)	(262.0)%	0	0.0%
Other income (expense)	3,431	1.41%	0	0.0%
Income tax	0	0.0%	0	0.0%
Net income (loss)	770	0.3%	(896,844)	(389.88%

Revenues.  Revenues for the three months ended May 31, 2010 were $243,785, an increase of $13,699 or almost 6.0% from revenues of $230,087 for the three months ended May 31, 2009.   The increase in revenue reflects the development and sale of competitive LED lighting products in Q1 2011 in the quarter ended May 31, 2010.

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

Gain on Change in Value of Accrued Derivative Liability.  During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share and warrants which had anti-dilution provisions which could result in the Company being required to settle its common stock obligations by issuing more than the number of authorized and unissued shares of common stock . As a result of such provisions, we incurred derivative liabilities. During the quarter ended March 31, 2010, we recognized a gain of approximately $615,000 reflecting the change in fair value of the accrued derivative liability.  The change reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, takes into effect a number of factors, including changes in the market price of the common stock. We had no comparable transaction in quarter ended May 31, 2009.

Other Income. Other income was not material for the three month periods ended May 31, 2010 or 2009.

  . As a result of the foregoing, our net income for the three month period ended May 31, 2010 was $770 or $0.00 per share (basic and diluted), as compared net loss with $896,844, or $0.05 per share (basic and diluted) for the three month periods ended May 31, 2009.

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

During the three months ended May 31, 2010, we generated nominal net income as a result of our gain from the change in the fair value of accrued derivative liabilities of $615,000.  In addition, we had a negative cash flow in operating activities amounting approximately $629,000 in the three months ended May 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding provide the opportunity to continue as a going concern. However, as a result of our losses of approximately $2.6 million for the year ended February 28, 2010 and our operating loss of $617,000 for the three months ended May 31, 2010, the need for us to restate prior year’s financial statements, the absence of financial controls, our low stock price and the absence of a strong market for our common stock, we may have difficulty raising additional funds in the equity market or from lenders.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern, which adjustments, if made, would be significant.

 Net cash flow used in operating activities was $629,096 in three months ended May 31, 2010 as compared to net cash flow used in operating activities of $192,241 in three months ended May 31, 2009, a decrease of $436,855. Net cash flow used in operating activities in the three months ended May 31, 2010 was mainly due to our net loss and the gain on change in fair value of accrued derivative liability.  Net cash flow used in operating activities in the three months ended May 31, 2009 was mainly due to our net loss of $0.9 million, the increase in inventories of $0.1 million, and a increase in accounts payable of $0.1 million.

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

•
Lack of familiarity with the accounting treatment of the issuance of equity in consideration of services rendered and with the accounting aspects of reverse acquisition accounting and the treatment of derivatives.

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

XODTEC LED, INC.

Date: March 22, 2011	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer