Form 10-Q/A
period 2010-08-31
XODTEC LED, INC.
filed 2011-03-28
CIK 1407704

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

XODTEC LED, INC.
Form 10-Q/A
For the Quarter Ended August 31, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of August 31, 2010 (unaudited and restated) and February 28, 2010 (audited and restated)	3
	Consolidated Statements of Operations and Comprehensive Income for the Six Months Ended August 31, 2010 (unaudited and restated) and 2009 (unaudited and restated) and the Three Months Ended August 31, 2010 (unaudited and restated) and 2009 (unaudited and restated)	4
	Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2010 (unaudited and restated) and 2009 (unaudited and restated)	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4.	Controls and Procedures.	27

	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 6.	Exhibits.	29

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as an amendment to our quarterly report on Form 10-Q for the quarter ended August 31, 2010, which was filed with the Securities and Exchange Commission on October 19, 2010 and was amended by filings on a Form 10-Q/A on December 13, 2010 and February 1, 2011 .  This amendment reflects changes in the financial statements and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” only to the extent that they relate to the treatment as derivative securities of warrants that had not previously been treated as derivative securities . Currently dated Exhibits 31.1 and 32.1, signed by the principal executive and financial officer, is included in this filing.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	August 31,	February 28
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,572	$255,884
Notes receivable, net	39,486	21,088
Accounts receivable, net	101,741	103,472
Other receivables	33,090	30,387
Inventories, net	-	146,626
Prepayments	30,839	69,537
Other current assets	30,640	20,761
Total current assets	332,368	647,755

Property and equipment, net	660,296	631,773

Other Assets
Deposits	69,140	65,965
Deferred assets	604,175	495,234

Total assets	$1,665,979	$1,840,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term borrowings from banks	$20,859	$20,339
Notes payable	71,978	157,109
Accounts payable	135,480	70,000
Other payable	448,214	556,163
Accrued liabilities	262,600	145,951
Due to related parties	2,050,043	1,775,314
Other current liabilities	44,807	2,370

Total current liabilities	3,033,981	2,727,246

Long-term borrowings from banks	20,059	30,582
Accrued derivative liabilities	563,826	1,810,249

Total liabilities	3,617,866	4,568,077
Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock (225,000,000 authorized shares, par value $0.001 per share;	24,165	22,430
24,164,827 and 22,430,004 issued and outstanding, respectively)
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	2,511,732	1,515,742
Accumulated deficit	(4,304,721)	(4,093,347)
Accumulated other comprehensive gain - translation adjustments	(53,063)	(42,175)

Total stockholders' deficit	(1,951,887)	(2,727,350)
Total liabilities and stockholders' deficit	$1,665,979	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME
(UNAUDITED AND RESTATED)

	Six months ended August 31,		Three months ended August 31,
	2010	2009	2010	2009

Revenue	$488,438	$489,814	$244,653	$259,727

Cost of revenue	630,270	436,870	454,791	217,242

Gross profit	(141,832)	52,944	(210,138)	42,485

Selling, general and administrative expenses	1,387,326	1,269,402	701,928	362,501

Net operating loss	(1,529,158)	(1,216,458)	(912,066)	(320,016)

Other income (expense)
Interest income	173	113	173	89
Interest expense	(1,370)	(1,073)	(674)	(848)
Gain(loss) on exchange	(206)	(462)	(124)	(261)
Indemnity income	69,360	-	69,360	-
Gain on change in fair value of accrued derivative liabilities	1,246,423	-	631,214	-
Other income (expense)	3,404	517	(27)	517
Total other income (loss)	1,317,784	(905)	699,922	(503)

Net loss before income taxes	(211,374)	(1,217,363)	(212,144)	(320,519)

Income taxes	-	-	-	-

Net loss	$(211,374)	$(1,217,363)	$(212,144)	$(320,519)

Translation adjustments	(10,888)	(65,988)	(522)	(143,179)

Comprehensive loss	$(222,262)	$(1,283,351)	$(212,666)	$(463,698)

Net loss per share
- Basic	$(0.01)	$(0.06)	$(0.01)	$(0.02)
- Diluted	$(0.01)	$(0.06)	$(0.01)	$(0.02)

Weighted average common shares outstanding
- Basic and	23,326,201	20,230,004	23,975,697	19,206,091
- Diluted	23,326,201	20,230,004	23,975,697	19,206,091

The accompanying notes are an integral part of the financial statements.

*Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND RESTATED)

	Six months ended August 31,
	2010	2009

Cash Flows from operating activities:
Net loss	$(211,374)	$(1,217,363)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	60,565	14,694
Issuance of common shares or warrants for professional services	130,917	638,867
Allowance for doubtful accounts	30,850	-
Loss on disposal of property and equipment	-	1,226
Gain on change in fair value of accrued derivative liabilities	(1,246,423)	-
(Increase) Decrease in assets:
Notes receivable	(18,461)	2,198
Accounts receivable	(29,024)	(51,960)
Other receivables	(2,689)	9,017
Inventories	147,392	125,854
Prepayments	(6,309)	13,320
Other current assets	(9,906)	10
Deposits	(3,133)	(20,162)
Decrease (Increase) in liabilities:
Notes payable	(85,636)	102,372
Accounts payable	65,708	(105,628)
Other payable	1,964	2,041
Accrued liabilities	117,037	45,338
Other current liabilities	30,600	(1,730)

Net cash used in operating activities	(1,027,922)	(441,906)

Cash Flows from Investing activities:
Increase in deferred assets	(14,505)	(20,811)
Purchase of property and equipment	(187,863)	(880)
Net cash used in investing activities	(202,368)	(21,691)

Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	(10,089)	36,165
Proceeds from (Repayment of) related parties	274,429	225,377
Proceeds from issuance of shares	805,724	259,250

Net cash provided by financing activities	1,070,064	520,792

Effect of exchange rate changes on cash and cash equivalents	914	4,367

Net increase (decrease) in cash and cash equivalents	(159,312)	61,562
Cash and cash equivalents, beginning of the period	255,884	62,048

Cash and cash equivalents, end of the period	$96,572	$123,610

Supplemental disclosures of cash flow information:
Interest paid	$1,370	$1,073
Income taxes paid	$-	$-

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

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities ”. During the quarter ended August 31, 2010, the Company determined that there were derivatives in accrued derivative liabilities. The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities .”

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the six months ended August 31, 2010.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for the three and six months ended August 31, 2010 and 2009, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

Comprehensive Income (Loss)

Comprehensive income (loss)  includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income (loss) on its statements of stockholders’ equity.

Share Based Expenses

ASC 718 requires a public entity to expense the cost of employee and non-employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company expenses share-based costs in the period incurred.

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the six months ended August 31, 2010, the Company incurred a net loss of approximately $211,000 and a net operating loss of $1,529,158.  Although the Company's net loss for the six months ended August 31, 2010 was $211,374, the amount of the net loss was substantially reduced by a gain on change in fair value of accrued derivative liabilities in the amount of $1,246,423.  In addition, the Company had a negative cash flow in operating activities amounting approximately $1,028,000 in the six months ended August 31, 2010, and the Company’s accumulated deficit was approximately $4,300,000 as of August 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding could provide the opportunity for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share expired unexercised on October 23, 2009, (ii) warrants to purchase 500,000 shares of common stock at $1.00 per share expire on April 23, 2011 and (iii) warrants to purchase 800,000 shares of common stock at $1.50 per share expire on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% to 0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 1.5 years and 1.5 years. These warrants were reclassified out of equity and recorded as a derivative liability beginning September 29, 2009. (See Note 6)

The Company issued the shares and warrants issued Dragonfly and Unise, as described in the preceding paragraphs, for consulting service. The value of the shares and warrants were included in general and administrative expenses for the six and three month periods ended August 31, 2009.

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

The Company has treated the potential additional share issuance under the common stock subscription agreement as a derivative under ASC Topic 815, Subtopic 40 since the number of shares the Company may issue to settle the anti-dilution provisions of the stock subscription agreement is not fixed.  Derivative instruments are recorded at fair value and marked-to-market each period until it is exercised or expire, with any change in the fair value charged or credited to income each period. The fair value was estimated by Monte Carlo simulation model. The fair value of the accrued derivative liability related to the anti-dilution provisions was based on the following assumptions:

	August 31, 2010	September 29, 2009
Trigger price	$0.70	$0.70
Standard deviation	138.60%	74.10%
Annual risk-free rate	0.32%	0.68%
Time to expiration	0.58	1.50
Period risk-free rate	0.001%	0.003%

The fair value of the anti-dilution derivative was $427,409 and, $1,240,488 at August 31, 2010 and February 28, 2010, respectively.

The warrants are exercisable until September 25, 2012.  The holder of the warrants has cashless exercise rights, commencing September 29, 2010, except that the warrant may not be exercised on a cashless basis if the underlying shares of common stock are subject to a current and effective registration statement. The Company has the right to require the holder to exercise the warrant on 35 trading days’ notice if the volume weighted average price of one share of common stock is at least $2.50 and the trading volume is at least 50,000 shares, in each case for 25 consecutive trading days ending before the Company gives notice of its demand in exercising the warrant. The warrant also prohibits exercise to the extent that such exercise would result in the holder and the affiliates of the holder beneficially owning more than 4.9% of the Company’s common stock, with beneficial ownership being determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.  The Company has treated the warrants as derivatives under ASC Topic 815, Subtopic 40 since the number of shares the Company may issue to settle the anti-dilution provisions of the stock subscription agreement is not fixed and it is possible that there may not be a sufficient number of authorized and unissued shares to settle the Company’s common stock obligations in common stock at the date of exercise . The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:

	August 31, 2010	September 29, 2009
Expected volatility	225%	72%
Expected term (years)	0.6 - 1.6	1.4 - 2.5
Discount rate	0.20% - 0.38%	0.65% - 1.24%
Dividend yield	0%	0%

The fair value of the warrants was $136,417 and $569,762 at August 31, 2010 and February 28, 2010, respectively.

In accordance with ASC 815-40-35-8, the Company considered the effect of the common stock anti-dilution provision on the existing outstanding warrants that were issued prior to September 29, 2009. Because in the future there may not be a sufficient number of authorized and unissued shares to settle the Company’s common stock obligations in common stock, the Company has reclassified the fair value of the warrants from equity to liabilities at September 29, 2009. The Company recorded gain on change in fair value of accrued derivative liabilities of $1,246,423 and $631,214 for the six and three months ended August 31, 2010 related to the anti-dilution provision derivative and warrants. The value of warrants was determined by using the Black-Scholes pricing model with the above assumptions.

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

NOTE 11 – ACCRUED DERIVATIVE LIABILITIES

On September 29, 2009, the Company sold to an investor for $700,000 (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. Under certain circumstances, the stock subscription agreement could cause the Company to issue more than the number of authorized and unissued shares to settle its common stock obligations in shares of common stock. The Company applies ASC 815, under which the warrants as well as other equity related instruments have been recorded as accrued derivative liabilities on the Company’s balance sheet. The Company has reclassified $582,245 related to previously issued warrants into accrued derivative liabilities at September 29, 2009. At August 31, 2010 and February 28, 2010, the Company has accrued derivative liabilities of $563,826 and $1,810,249, respectively.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

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

NOTE 14 – CONCENTRATION

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

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity and at August 31, 2010 and February 28, 2010 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2010	$(42,175)
Change for three month periods ended	(10,888)
Balance at August 31, 2010	$(53,063)

NOTE 17 – RESTATEMNET OF FINANCIAL STATEMENTS

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

The following table sets forth the consolidated statement of operations and other comprehensive income and statements of cash flows of the Company for the three and six month periods ended August 31, 2009 as initially presented and as restated:

	Six Months Ended August 31, 2009
	As Originally		Effect of
	Reported	As Restated	Change
Revenue	$4,174,586	$489,814	$(3,684,772)
Cost of revenue	1,938,367	436,870	(1,501,497)
Gross profit	2,236,219	52,944	(2,183,275)
Selling, general and administrative expenses	766,857	1,269,402	502,545
Net operating income (loss)	1,469,362	(1,216,458)	(2,685,820)
Other expense	(10,130)	(905)	9,225
Net income (loss) before income taxes	1,459,232	(1,217,363)	(2,676,595)
Income taxes	144,152	-	(144,152)
Net income (loss)	$1,315,080	$(1,217,363)	$(2,532,443)
Translation adjustments	-	(65,988)	(65,988)
Comprehensive income (loss)	$1,315,080	$(1,283,351)	$(2,598,431)
Net income (loss) per share
- Basic	$0.07	$(0.06)
- Diluted	$0.07	$(0.06)
Weighted average common shares outstanding
- Basic and	18,050,000	20,230,004
- Diluted	18,050,000	20,230,004

	Three Months Ended August 31, 2009
	As Originally		Effect of
	Reported	As Restated	Change
Revenue	$3,006,055	$259,727	$(2,746,328)
Cost of revenue	1,757,528	217,242	(1,540,286)
Gross profit	1,248,527	42,485	(1,206,042)
Selling, general and administrative expenses	490,106	362,501	(127,605)
Net operating income (loss)	758,421	(320,016)	(1,078,437)
Other expense	(1,256)	(503)	753
Net income (loss)	$757,165	$(320,519)	$(1,077,684)
Translation adjustments	-	(143,179)	(143,179)
Comprehensive income (loss)	$757,165	$(463,698)	$(1,220,863)
Net income (loss) per share
- Basic	$0.05	$(0.02)
- Diluted	$0.05	$(0.02)
Weighted average common shares outstanding
- Basic	15,715,760	19,206,091
- Diluted	15,715,760	19,206,091

	As Originally Reported	As Restated	Effect of Change
Cash flows from operating activities:
Net (loss)	$1,315,080	$(1,217,363)	$2,532,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,001	14,694	6,307
Issuance of common shares or warrants for professional services	-	638,867	(638,867)
Loss on disposal of property and equipment	-	1,226	(1,226)
(Increase) Decrease in assets:
Notes receivable	1,014	2,198	(1,184)
Accounts receivable	(1,263,839)	(51,960)	(1,211,879)
Other receivables	-	9,017	(9,017)
Inventories	121,525	125,854	(4,329)
Prepayments	110,901	13,320	97,581
Other current assets	(133,618)	10	(133,628)
Deposits	-	(20,162)	20,162
Decrease (Increase) in liabilities:
Notes payable	(104,362)	102,372	(206,734)
Accounts payable	4,361	(105,627)	109,988
Other payable	-	2,041	(2,041)
Accrued liabilities	312,740	45,338	267,402
Other current liabilities	(4,215)	(1,731)	(2,484)
Increase in income tax payable	155,015	-	155,015
Net cash provided by(used in) operating activities	535,603	(441,906)	977,509
Cash flows from investing activities:
Proceeds from disposal of property and equipment	1,239	-	1,239
Purchase of property and equipment	(890)	(880)	(10)
Increase in deferred charges	(24,905)	-	(24,905)
Increase in refundable deposit	(3,718)	-	(3,718)
Increase in other receivable	(96,517)	-	(96,517)
Increase in other notes payable	143,744	-	143,744
Increase in long-term prepayments	-	(20,811)	20,811
Net cash used in investing activities	18,953	(21,691)	40,644
Cash flows from financing activities:
Proceeds from borrowings from banks	38,901	36,165	2,736
Proceeds from (Repayment of) related parties	(637,953)	225,377	(863,330)
Proceeds from issuance of shares	-	259,250	(259,250)
Net cash provided by financing activities	(599,052)	520,792	(1,119,844)
Effect of exchange rate changes on cash and cash equivalents	57,152	4,367	52,785
Net increase in cash and cash equivalents	12,656	61,563	(48,906)
Cash and cash equivalents, beginning of the year	107,340	62,048	45,292
Cash and cash equivalents, end of the period	$119,996	$123,610	$(3,614)
Supplemental disclosures of cash flow information:
Interest paid	$1,085	$1,073
Income taxes paid	$-	$-

(2)           Restatement of Current Financial Statements

In connection with the Company’s financial statements for the three and six months ended August 31, 2010, we determined that securities issued to an investor were derivative instruments that required the Company to record the fair value of such instruments as derivative liabilities in ASC 815 “Derivatives and Hedging”. It is possible that, in the future, the Company may not have a sufficient number of authorized and unissued shares of common stock to settle its common stock obligations in shares of common stock. As a result, the consolidated statements of operations and other comprehensive income and statements of cash flows were restated.

The following table sets forth consolidated balance sheets, consolidated statement of operations and other comprehensive income and statements of cash flows of the Company for the six and three months ended August 31, 2010 as initially presented and as restated:

	As Originally		Effect of
	Reported	As Restated	Change

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued derivative liabilities	$-	$563,826	$563,826
Total liabilities	3,054,040	3,617,866	563,826

Stockholders' deficit
Additional paid-in capital	4,673,757	2,511,732	(2,162,025)
Accumulated deficit	(5,902,920)	(4,304,721)	1,58,199

Total stockholders' deficit	(1,388,061)	(1,951,887)	(563,826)

	Six Months Ended August 31, 2010
	As Originally		Effect of
	Reported	As Restated	Change
Gain on change in fair value of accrued derivative liabilities	$-	$1,246,423	$1,246,423
Total other income	71,361	1,317,784	1,246,423
Net loss before income taxes	(1,457,797)	(211,374)	1,246,423
Net loss	$(1,457,797)	$(211,374)	$1,246,423
Comprehensive loss	$(1,468,685)	(222,262)	$1,246,423
Net loss per share
- Basic	$(0.06)	$(0.01)
- Diluted	$(0.06)	$(0.01)

	Three Months Ended August 31, 2010
	As Originally		Effect of
	Reported	As Restated	Change
Gain on change in fair value of accrued derivative liabilities	$-	$631,214	$631,214
Total other income	68,708	699,922	631,214
Net loss before income taxes	(843,358)	(212,144)	631,214
Net loss	$(843,358)	$(212,144)	$631,214
Comprehensive loss	$(843,880)	(212,666)	$631,214
Net loss per share
- Basic	$(0.04)	$(0.01)
- Diluted	$(0.04)	$(0.01)

	As Originally		Effect of
	Reported	As Restated	Change
Cash Flows from operating activities:
Net loss	$(1,457,797)	$(211,374)	$1,246,423
Gain on change in fair value of accrued derivative liabilities	-	(1,246,423)	(1,246,423)

NOTE 18 - SUBSEQUENT EVENTS

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

Revenue is derived from sales of our advanced lighting products and systems.   In marketing our products, we sell LED products as stand-alone items to customers who want to purchase the LED products without any related services, and we provide project services, which include the design, implementation and related consulting services as well as the LED products.  We have recently commenced marketing our LED systems to major potential customers under a program in which our revenue is based on the savings the customer realizes from using our system rather than the customer’s existing system.  Through August 31, 2010, we have not generated any revenue from this type of sale, and we cannot assure you that we will be able to generate significant revenue from this program.

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products become commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions of which the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  We had negative gross margins of 85.9% for the three months ended August 31, 2010 and 29.0% for the six months ended August 31, 2010, as compared with gross margins of 16.4% and 10.8% for the comparable periods of 2009 ,primarily because our sales were sales of LED products rather than LED lighting and energy-saving solutions which generally generate higher profit margins. However, to the extent that we offer low prices for the LED products in order to generate sales and are not able to combine the low prices for the LED prices with a project which also requires our services, our ability to operate profitably will be impaired, especially to the extent that LED users do not seek services as part of a project.  We cannot assure you that we will be successful in marketing projects which require our know-how in the design of a lighting solution.

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

Prior to April 2009, we were a privately owned company, and we did not have the expenses of a public company.  During the six months ended August 31, 2009, we incurred general and administrative expenses of approximately $704,000 in connection with the reverse acquisition and our status as a public company of which approximately $640,000 represented shares or warrants issued for professional services. During the  six months ended August 31, 2010, we incurred general and administrative expenses of approximately $100,000 as a result of being a public company, which were primarily professional expenses.

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

Effect of Absence of Financial Controls; Restatement of Financial Statements; Changes from Previously Reported Results

In the course of preparing our annual financial statements, we determined that we did not have sufficient accounting controls in place in order to enable us to verify key financial items, including revenue and cost of revenue. In this connection, we determined that we did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding.  Further, in connection with the financial statements for the year ended February 28, 2010, we re-valued the fair value of the accrued derivative liability at $1,240,488 at February 28, 2010, and recognized loss on change in fair value of accrued derivative liability of $968,595 for the year ended February 28, 2010. Consequently, the income recognition was reflected in the liability and stockholders’ deficit sections of our consolidated balance sheet. The income recognition was also reflected in the operating activities section of the consolidated statements of cash flows. The recognition had no effect on the amounts of net cash used in operating activities. As a result, we incurred a restated net loss of $3.6 million on revenue of $992,000 for the year ended February 28, 2010, as compared with net income of $753,000 on revenue of $11.5 million for the nine months ended November 30, 2009. We also restated our financial statements for the year ended February 28, 2009. These problems affected each quarter during 2009, and, as a result, our financial statements for the six and three months ended August 31, 2009 were restated. As originally reported, we showed net income of $724,000 on revenue of $1.2 million. As  restated, we reported a net loss of $1.2 million on revenue of $490,000.

For the six months ended August 31, 2010, we originally reported a net loss of approximately $1.5 million on revenue of approximately $488,000.  As restated, we reported a loss of approximately $212,000 . The difference reflects a gain of approximately $1.2 million from the change in the fair value of accrued derivative liability.  For the three months ended August 31, 2010, we originally reported a net loss of approximately $843,000 on revenue of approximately $245,000.  As restated, we reported a loss of approximately $211,000 .  The difference reflects a gain of approximately $631,000 from the change in the fair value of accrued derivative liability.   This reduction in our net loss results from the treatment as derivative liabilities relating to previously issued securities that has initially been accounted for as equity.  This change did not affect our revenue, net operating loss or our cash flow used in operations.  See Note 17 of Notes to Consolidated Financial Statements.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values.  The Company had no lower-of-cost-or-market adjustments to its inventories for the three and six  month periods ended August 31 , 2010 and the year ended February 28, 2010.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for the three and six  month periods ended August 31, 2010 was not significant.

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

Results of Operations

Three months ended August 31, 2010 and 2009

The following table sets forth the results of our operations for the three months ended August 31, 2010 and 2009 in dollars and as a percentage of revenues:

	Three Months Ended August 31,
	2010		2009
	Dollars	%	Dollars	%
Revenues	$244,653	100.0%	$259,727	100.0%
Cost of sales	454,790	185.9%	217,242	83.6%
Gross profit	(210,137)	(85.9)%	42,485	16.4%
Selling, general and administrative expenses	701,929	286.9%	362,501	139.6%
Operating income (loss)	(912,066)	(372.8)%	(320,016)	(123.2)%
Interest expense,net	(501)	(0.2)%	(759)	(0.3)%
(Loss) on exchange	(124)	(0.1)%	(261)	(0.1)%
Indemnity income	69,360	28.4%	0	0%
Gain on change in fair value of accrued derivative liability	631,214	258.0%	0	0%
Other income (expense)	(27)	(0.0)%	517	(0.2)%
Income tax	0	0.0%	0	0.0%
Net (loss)	$(212,144)	(86.4)%	$(320,519)	(123.4)%

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

Gain on Change in Value of Accrued Derivative Liabilities .  During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share which could result in the Company being required to settle its common stock obligations by issuing more than the number of authorized and unissued shares of common stock. As a result of such provision, we incurred a derivative liability. During the quarter ended August 31, 2010, we recognized a gain of $631,214 reflecting the change in fair value of the accrued derivative liabilities. There was no comparable item for the quarter ended August 31, 2009. The gain reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo and Black-Scholes simulation models , which take into effect a number of factors, including changes in the market price of the common stock.

Other Income. Other income for the period ending August 31, 2010 was $68,798, with the principal component being indemnity income of $69,360. Other income was not material for the three months ended August 31, 2009.

Net Loss. As a result of the foregoing, our restated net loss for the three month period ended August 31, 2010 was $212,144, or $(0.01) per share (basic and diluted), as compared with a restated net loss of $320,519, or ($0.02) per share (basic and diluted) for the three month periods ended August 31, 2009.

Six Months Ended August 31, 2010 and 2009

The following table sets forth the results of our operations for the six months ended August 31, 2010 and 2009 in dollars and as a percentage of revenues:

	Six Months Ended August 31,
	2010		2009
	Dollars	%	Dollars	%
Revenues	$488,438	100.0%	$489,814	100.0%
Cost of sales	630,270	129.0%	436,870	89.2%
Gross profit	(141,831)	(29.0)%	52,943	10.8%
Selling, general and administrative expenses	1,387,327	284.0%	1,269,401	259.2%
Operating (loss)	(1,529,158)	(313.1)%	(1,216,458)	(248.4)%
Interest expense, net	(1,197)	(0.3)%	(960)	(0.2)%
(Loss) on exchange	(206)	(0.0)%	(462)	(0.1)%
Indemnity income	69,360	14.2%	0	0%
Gain on change in fair value of accrued derivative liability	1,246,423	255.2%	0	0%
Other income (expense)	3,404	0.7%	517	0.1%
Income tax	0	0.0%	0	0.0%
Net (loss)	$(211,374)	(43.3)%	$(1,217,363)	(248.5)%

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,269,401 in the six months  ended August 31, 2009 to $1,387,327 in the six ended August 31, 2010, an increase of approximately 9.29%. This increase reflects higher expenses related to our marketing effort seeking to expand into other geographic regions.

Operating Loss. In the six months ended August 31 2010, our loss from operations was $1,529,158, as compared to a loss from operations of $1,216,458 for the comparable period in 2009, an increase in our loss of approximately $312,700, or 26%.

Gain on Change in Value of Accrued Derivative Liability.  During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share which could result in the Company being required to settle its common stock obligations by issuing more than the number of authorized and unissued shares of common stock.  As a result of such provision, we incurred a derivative liability. During the six months ended August 31, 2010, we recognized a gain of $1,246,423 reflecting the gain in fair value of the accrued derivative liability. There was no comparable item for the quarter ended August 31, 2009. The gain reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, which takes into effect a number of factors, including changes in the market price of the common stock.

Other Income. Other income for the six months ending August 31, 2010 was $71,361, with the principal item being indemnity income of $69,360. Other income was not material for the six months ended August 31, 2009.

Net Loss. As a result of the foregoing, our net loss for the six months ended August 31, 2010 was $211,374 , or $(0.01) per share (basic and diluted), as compared with a net loss of $1,217,363, or ($0.06) per share (basic and diluted) for the six month period ended August 31, 2009.

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

During the six months ended August 31, 2010, we incurred a negative gross profit of approximately $142,000, an operating loss of approximately $1.5 million and a net loss of approximately $211,000, which was affected by the approximately $1.2 million gain on change in fair value of accrued derivative liabilities.  We used $1.2 million in our operating activities. These factors raise substantial doubt about our ability to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding provide the opportunity to continue as a going concern. However, as a result of these factors along with our losses of approximately $2.6 million for the year ended February 28, 2010, the need for us to restate prior year’s financial statements in a manner which showed a material adverse change from the previously reported quarterly results, the absence of financial controls, our low stock price and the absence of a strong market for our common stock, we may have difficulty raising additional funds in the equity market or from lenders.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern, which adjustments, if made, would be significant.

Net cash flow used in operating activities was $1.0 million in the six months ended August 31, 2010 as compared to net cash flow used in operating activities of $442,000 in six months ended August 31, 2009, an increase of $586,000. Net cash flow used in operating activities in the six months ended August 31, 2010 was mainly due to our net loss of $1.5 million and our negative gross margin in the six months ended August 31, 2010 and the gain on change in value of accrued derivative liability. Net cash flow used in operating activities in the six months ended August 31, 2009 was mainly due to our net loss of $1.2 million.

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

XODTEC LED, INC.

Date: March 28, 2011	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer