Form 10-Q/A
period 2010-11-30
XODTEC LED, INC.
filed 2011-03-28
CIK 1407704

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
Ellenoff Grossman & Schole LLP
120 East 42nd Street; 11th floor
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

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended November 30, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of November 30, 2010 ( unaudited and restated) and February 28, 2010 (audited and restated)	2
	Consolidated Statements of Operations and Comprehensive Income for the Nine Months Ended November 30, 2010 (unaudited and restated) and 2009 (unaudited and restated) and the Three Months Ended November 30, 2010 (unaudited and restated) and 2009 (unaudited and restated )	3
	Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2010 (unaudited and restated) and 2009 (unaudited and restated )	4
	Notes to Unaudited Consolidated Financial Statements.	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4.	Controls and Procedures.	27

	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 6.	Exhibits.	30

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as an amendment to our quarterly report on Form 10-Q for the quarter ended November 30, 2010, which was filed with the Securities and Exchange Commission on January 19, 2011 and amended by a filing on Form 10-K/A on February 1, 2011 .  This amendment reflects changes in the financial statements and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” only to the extent that they relate to the treatment as derivative securities and warrants that had not previously been treated as derivative securities .  No information in the Form 10-Q as initially filed and as amended has been updated.  Currently dated Exhibits 31.1 and 32.1, signed by the principal executive and financial officer, is included in this filing.

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

PART 1 - FINANCIAL INFORMATION

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	November 30,	February 28
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$227,525	$255,884
Notes receivable, net	77,681	21,088
Accounts receivable, net	145,431	103,472
Other receivables	47,358	30,387
Inventories, net	-	146,626
Prepayments	301,752	69,537
Other current assets	36,289	20,761
Total current assets	836,036	647,755

Property and equipment, net	115,366	631,773

Other assets
Deposits	70,306	65,965
Deferred assets	471,206	495,234
Other assets	566,642	-

Total assets	$2,059,556	$1,840,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term borrowings from banks	$22,156	$20,339
Notes payable	374,403	157,109
Accounts payable	140,329	70,000
Other payable	466,078	556,163
Accrued liabilities	341,393	145,951
Due to related parties	1,909,967	1,775,314
Other current liabilities	170,372	2,370

Total current liabilities	3,424,698	2,727,246

Long-term borrowings from banks	15,430	30,582
Accrued derivative liabilities	29,259	1,810,249

Total liabilities	3,469,387	4,568,077
Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock (225,000,000 authorized shares, par value $0.001 per share;	26,865	22,430
26,864,827 and 22,430,004 issued and outstanding at November 30, 2010 and February 28, 2010, respectively)
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	3,514,532	1,515,742
Accumulated deficit	(4,565,649)	(4,093,347)
Accumulated other comprehensive gain - translation adjustments	(255,579)	(42,175)

Total stockholders' deficit	(1,409,831)	(2,727,350)
Total liabilities and stockholders' deficit	$2,059,556	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME
(UNAUDITED AND RESTATED)

	Nine months ended November 30,		Three months ended November 30,
	2010	2009	2010	2009

Revenue	$823,865	$739,849	$335,427	$250,035

Cost of revenue	921,025	623,289	290,755	186,419

Gross profit	(97,160)	116,560	44,672	63,616

Selling, general and administrative expenses	2,208,741	2,070,635	821,415	801,233

Net operating loss	(2,305,901)	(1,954,075)	(776,743)	(737,617)

Other income (expense)
Interest income	221	187	48	74
Interest expense	(5,505)	(1,791)	(4,135)	(718)
Gain(loss) on exchange	(834)	2,799	(628)	3,261
Indemnity income	70,021	-	661	-
Gain (loss) on change in fair value of accrued derivative l iabilities	1,780,991	(122,507)	534,568	(122,507)
Other income (expense)	(11,294)	2,525	(14,698)	2,008
Total other income (loss)	1,833,600	(118,787)	515,816	(117,882)

Net loss before income taxes	(472,301)	(2,072,862)	(260,927)	(855,499)

Income taxes	-	-	-	-

Net loss	$(472,301)	$(2,072,862)	$(260,927)	$(855,499)

Translation adjustments	(213,404)	(98,190)	(202,516)	(32,202)

Comprehensive (loss)	$(685,705)	$(2,171,052)	$(463,443)	$(887,701)

Net loss per share
- Basic	$(0.02)	$(0.11)	$(0.01)	$(0.04)
- Diluted	$(0.02)	$(0.11)	$(0.01)	$(0.04)

Weighted average common shares outstanding
- Basic	24,194,073	18,609,458	25,948,893	20,903,081
- Diluted	24,194,073	18,609,458	25,948,893	20,903,081

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND RESTATED)

	Nine months ended November 30,
	2010	2009

Cash Flows from operating activities:
Net loss	$(472,301)	$(2,072,862)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	85,053	23,714
Issuance of common shares or warrants for professional services	281,750	1,107,867
Allowance for doubtful accounts	31,144	-
Loss on disposal of property and equipment	-	1,236
Loss (gain) on change in fair value of accrued derivative liabilities	(1,780,991)	122,507
(Increase) Decrease in assets:
Notes receivable	(53,612)	(5,370)
Accounts receivable	(66,575)	(58,677)
Other receivables	(14,894)	8,841
Inventories	148,796	98,679
Prepayments	(2,261)	11,214
Other current assets	(13,975)	(11,219)
Deposits	(949)	(20,334)
Decrease (Increase) in liabilities:
Notes payable	202,105	83,681
Accounts payable	64,472	(158,981)
Other payable	(2,418)	3,424
Accrued liabilities	181,554	16,498
Other current liabilities	41,192	(16,939)

Net cash used in operating activities	(1,371,910)	(866,721)

Cash Flows from Investing activities:
Increase in deferred assets	(14,643)	(20,988)
Purchase of property and equipment	(196,513)	(887)
Net cash used in investing activities	(211,156)	(21,875)

Cash flows from financing activities:
Proceeds from (Repayment of) borrowings from banks	(15,379)	31,738
Proceeds from related parties	42,757	36,378
Proceeds from issuance of shares	1,515,725	884,110

Net cash provided by financing activities	1,543,103	952,226

Effect of exchange rate changes on cash and cash equivalents	11,604	6,422

Net increase (decrease) in cash and cash equivalents	(28,359)	70,052
Cash and cash equivalents, beginning of the period	255,884	62,048

Cash and cash equivalents, end of the period	$227,525	$132,100

Supplemental disclosures of cash flow information:
Interest paid	$5,505	$1,791
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of equity as prepayment of professional fees	$435,000	$1,039,000

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

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities .” During the quarter ended November 30, 2010, the Company determined that there were derivatives in accrued derivative liabilities. The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities .”

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the nine months ended November 30, 2010.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for the three and nine months ended November 30, 2010 and 2009, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine months ended November 30, 2010, the Company incurred a net loss of approximately $472,000 and an operating loss of approximately $2.3 million.  Although the Company’s net loss for the nine months ended November 31, 2010 was approximately $472,000, the amount of the net loss was substantially reduced by a gain on change in fair value of accrued derivative liabilities in the amount of approximately $1.8 million.   In addition, the Company had a negative cash flow in operating activities amounting approximately $1,372,000 in the nine months ended November 30, 2010, and the Company’s accumulated deficit was approximately $4,600,000 as of November 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding could provide the opportunity for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 20, 2009, the Company issued 350,001 shares of common stock at $0.30 per share and total value of $105,000, and two-year warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share, for services rendered by Dragonfly Capital Partners, LLC (“Dragonfly”) in connection with the Exchange.  The Company has agreed to register the common stock issued to Dragonfly and the shares of common stock issuable upon exercise of Dragonfly’s warrants. Using the Black-Scholes valuation model, the value of these warrants is $34,191. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.735%; dividend yield – 0%; expected volatility – 72% and term of 1.5 years. These warrants were reclassified out of equity and recorded as a derivative liability beginning September 29, 2009. (See Note 6).

On April 22, 2009 the Company entered into a financial advisory agreement with Unise Investment Corp. (“Unise”) to provide financial consulting services in consideration for 350,001 shares of common stock at $0.30 per share and total value of $105,000.

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share were expired and unexercised on October 23, 2009, (ii) warrants to purchase 500,000 shares of common stock at $1.00 per share will be expired on April 23, 2011 and (iii) warrants to purchase 800,000 shares of common stock at $1.50 per share will be expired on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% ~0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 0.5 years and 0.5 years. These warrants were reclassified out of equity and recorded as a derivative liability beginning September 29, 2009. (See Note 6).

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

	November 30, 2010	September 29, 2009
Trigger price	$0.70	$0.70
Standard deviation	479.60%	74.10%
Annual risk-free rate	0.17%	0.68%
Time to expiration	0.33	1.50
Period risk-free rate	0.001%	0.003%

The fair value of the anti-dilution derivative was $20.870 and, $1,240,488 at November 30, 2010 and February 28, 2010, respectively.

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

	November 30, 2010	September 29, 2009
Expected volatility	264%	72%
Expected term (years)	0.3 – 1.3	1.4 – 2.5
Discount rate	0.18% - 0.32%	0.65% - 1.24%
Dividend yield	0%	0%

The fair value of the warrants was $8,389 and $569,762 at November 30, 2010 and February 28, 2010, respectively.  See Note 19 with respect to the cancellation of warrants in December 2010,

In accordance with ASC 815-40-35-8, the Company considered the effect of the common stock anti-dilution provision on the existing outstanding warrants that were issued prior to September 29, 2009. Because in the future there may not be a sufficient number of authorized and unissued shares to settle the Company’s common stock obligations in common stock, the Company has reclassified the fair value of the warrants from equity to liabilities at September 29, 2009.  The Company recorded gain on change in fair value of accrued derivative liabilities of $1,780,991 and $534,568 for the nine and three months ended November 30, 2010 related to the anti-dilution provision derivative and warrants.  The value of the warrants was determined by using the Black-Scholes pricing model with the above assumptions.

The Company issued securities during the nine months ended November 30, 2010 as follows:

On February 23, 2010, the Company issued 100,000 restricted shares of its common stock at $0.45 per share and total value of $45,000, to Prostep International Corp. for the services provided in connection with a trade show in March 2010.

On June 29, 2010, the Company entered into contracts with two consultants pursuant to which consultants are to provide services in connection with the Company’s expansion into China for a one year period. Pursuant to the contracts, the Company issued 600,000 shares of common stock to the consultants. The value of the shares, $192,000, is based on the closing price of the common stock at $0.32 on June 29, 2010, and is being amortized over the one-year term of the contracts commencing on July 1, 2010.

On September 1, 2010, the Company entered into contracts with one consultant pursuant to which consultants are to provide services in connection with the Company’s expansion into China for a one year period. Pursuant to the contracts, the Company issued 350,000 shares of common stock to the consultants. The value of the shares, $63,000, is based on the closing price of the common stock at $0.18 on September 1, 2010, and is being amortized over the one-year term of the contracts commencing on September 1, 2010.

On September 10, 2010, the Company entered into contracts with one consultant pursuant to which consultants are to provide services in connection with the Company’s expansion into China for a one year period. Pursuant to the contracts, the Company issued 350,000 shares of common stock to the consultants. The value of the shares, $52,500, is based on the closing price of the common stock at $0.15 on September 10, 2010, and is being amortized over the one-year term of the contracts commencing on September 1, 2010.

On October 1, 2010, the Company entered into contracts with one consultant pursuant to which consultants are to provide services in connection with the Company’s expansion into China for a one year period. Pursuant to the contracts, the Company issued 500,000 shares of common stock to the consultants. The value of the shares, $90,000, is based on the closing price of the common stock at $0.18 on October 1, 2010, and is being amortized over the one-year term of the contracts commencing on October 1, 2010.

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

NOTE 10 – OTHER ASSETS

Other assets are reported at the lower of the carrying amount or fair values less cost to sell. As of November 30, 2010, the net realizable value of this idle asset was $566,642. This equipment has been used for Energy saving contract, which has been terminated, and this equipment will not have other usage. Therefore, the balance of this idle equipment has been classified from fixed assets into other assets. The Company still has other payable regarding this equipment as of November 30 and February 28, 2010 were $459,830 and $437,954, respectively.

NOTE 11 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at November 30, 2010 and February 28, 2010:

	November 30, 2010	February 28, 2010
From First Bank, interest at 4.94%, maturity date 7/1/2012	$37,586	$50,921
Total	37,586	50,921
Current portion	$22,156	$20,339
Long-term portion	$15,430	$30,582

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

NOTE 12 – ACCRUED DERIVATIVE LIABILITIES

On September 29, 2009, the Company sold to an investor for $700,000 (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. Under certain circumstances, the stock subscription agreement could cause the Company to issue more than the number of authorized and unissued shares to settle its common stock obligations is shares of common stock. The Company applies ASC 815, under which the warrants as well as other equity related instruments have been recorded as accrued derivative liabilities on the Company’s balance sheet. The Company has reclassified $582,245 related to previously issued warrants into accrued derivative liabilities at September 29, 2009. At November 30, 2010 and February 28, 2010, the Company has accrued derivative liabilities of $29,259 and $1,810,249, respectively.

NOTE 13 – INCOME TAXES

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

NOTE 14 – RELATED PARTY TRANSACTIONS

-	Due to related parties

As of November 30, 2010 and February 28, 2010, the Company had outstanding borrowings from

-	its CEO in the aggregate amounts of $564,667 and $337,155, respectively,
-	one of its directors in the aggregate amounts of $1,147,282 and $1,332,187, respectively,
-	the president of its subsidiary, UP, in the aggregate amounts of $164,53 and $105,972, respectively, and
-	one shareholders in the aggregate amounts of $33,485 and $0, respectively.

The borrowings were used for general working capital needs, and they do not bear interest and are payable on demand.

As of November 30, 2010 and February 28, 2010, the Company had accounts payable amounted of $0 and $26,075, respectively, to Chunghwa.

NOTE 15 - CONCENTRATION

-	Major customers

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

The following table provides information as to purchase to each major supplier who accounted for 10% or more of the Company’s purchases for the nine months ended November 30, 2010 and 2009, respectively, and the accounts payable to such suppliers:

	Purchase Nine months Ended November 30,	Accounts /Notes Payable At November 30,
2010
-Vendor A	$190,390	$-
-Vendor B	56,843	36,531
2009

There is no major supplier who accounted over 10% or more of the Company’s purchases for the nine months ended November 30, 2009.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

NOTE 16 - COMMITIMENTS AND CONTINGENCIES

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

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity and at November 30, 2010 and February 28, 2010 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2010	$(42,175)
Change for three month periods ended	(213,404)
Balance at November 30, 2010	$(255,579)

NOTE 18 – RESTATEMENT OF FINANCIAL STATEMENTS

(1) Restatement of Prior Financial Statements

The Company’s financial statements for the three and nine months ended November 30, 2009 have been restated to reflect corrections in the statements previously provided. In connection with the audit of the Company’s financial statement for the fiscal year ended February 28, 2010, the Company determined that it did not have sufficient documentation to confirm previously reported revenue, cost of revenue, selling, general and administrative expenses, and weighted average common shares outstanding. The Company also re-valued the fair value of the accrued derivative liability based on ASC 815 “Derivatives and Hedging”. As a result, the consolidated statements of operations and other comprehensive income and statements of cash flows were restated. The following table sets forth the consolidated statement of operations and other comprehensive income and statements of cash flows of the Company for the three and nine month periods ended November 30, 2009 as initially presented as restated:

	Nine Months Ended November 30, 2009
	As Originally		Effect of
	Reported	As Restated	Change
Revenue	$11,545,510	$739,849	$(10,805,661)
Cost of revenue	8,387,986	623,289	(7,764,697)
Gross profit	3,157,524	116,560	(3,040,964)
Selling, general and administrative expenses	2,593,975	2,070,635	(523,340)
Net operating income (loss)	563,549	(1,954,075)	(2,517,624)
Other income	2,994	(118,787)	(121,781)
Net income (loss) before income taxes	566,543	(2,072,862)	(2,639,405)
Income taxes expense (benefit)	(185,972)	-	185,972
Net income (loss)	$752,515	$(2,072,862)	$(2,825,377)
Translation adjustments	451,297	(98,190)	(549,487)
Comprehensive income (loss)	$1,203,812	$(2,171,052)	$(3,374,864)
Net income (loss) per share
- Basic	$0.04	$(0.11)
- Diluted	$0.04	$(0.11)
Weighted average common shares outstanding
- Basic	18,609,458	18,609,458
- Diluted	18,763,438	18,609,458

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
	Three Months Ended November, 2009
	As Originally		Effect of
	Reported	As Restated	Change
Revenue	$7,370,924	$250,035	$(7,120,889)
Cost of revenue	6,449,619	186,419	(6,263,200)
Gross profit	921,305	63,616	(857,689)
Selling, general and administrative expenses	1,188,251	801,233	(387,018)
Net operating loss	(266,946)	(737,617)	(470,671)
Other income (loss)	13,124	(117,882)	(131,006)
Net loss before income taxes	(253,822)	(855,499)	(601,677)
Income taxes expense (benefit)	(330,124)	-	330,124
Net income (loss)	$76,302	$(855,499)	$(931,801)
Translation adjustments	442,180	(32,202)	(474,382)
Comprehensive income(loss)	$518,482	$(887,701)	$(1,406,183)
Net income (loss) per share
- Basic	$0.00	$(0.04)
- diluted	$0.00	$(0.04)
Weighted average common shares outstanding
- Basic	20,903,081	20,903,081
- diluted	21,101,055	20,903,081

	As Originally		Effect of
	Reported	As Restated	Change
Cash Flows from operating activities:
Net income (loss)	$752,515	$(2,072,862)	$(2,825,377)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	28,703	23,714	(4,989)
Issuance of common shares or warrants for professional services	1,107,867	1,107,867	-
Loss on disposal of property and equipment	-	1,236	(1,236)

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

Loss on change in fair value of accrued derivative liability	-	122,507	122,507
(Increase) Decrease in assets:
Notes receivable	-	(5,370)	(5,370)
Accounts receivable	(2,500,950)	(58,677)	2,442,273
Other receivables	(62,775)	8,841	71,616
Inventories	(26,359)	98,679	125,038
Prepayments	(365,744)	11,214	376,958
Other current assets	(21,127)	(11,219)	9,908
Deposits	-	(20,334)	(20,334)
Decrease (Increase) in liabilities:
Notes payable	-	83,681	83,681
Accounts payable	730,994	(158,981)	(889,975)
Other payable	1,243	3,424	2,181
Accrued liabilities	274,021	16,498	(257,523)
Other current liabilities	(10,705)	(16,939)	(6,234)
Increase in income tax payable	(185,969)	-	185,969

Net cash used in operating activities	(278,286)	(866,721)	(588,435)

Cash flows from investing activities:
Increase in long-term prepayments	-	(20,988)	(20,988)
Purchase of property and equipment	-	(887)	(887)
Proceeds from sale of assets	351	-	(351)
Net cash provided by (used in) investing activities	351	(21,875)	(22,226)

Cash flows from financing activities:
Proceeds from borrowings from banks	30,112	31,738	1,626
Proceeds from (Repayment of) related parties	(614,205)	36,378	650,583
Proceeds from issuance of shares	884,110	884,110	-

Net cash provided by financing activities	300,017	952,226	652,209

Effect of exchange rate changes on cash and cash equivalents	(2,319)	6,422	8,741

Net increase in cash and cash equivalents	19,763	70,052	50,289
Cash and cash equivalents, beginning of the year	107,340	62,048	(45,292)

Cash and cash equivalents, end of the period	$127,103	$132,100	$4,997

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

(2) Restatement of Current Financial Statements

The Company’s financial statements for the three and nine months ended November 30, 2010 have been restated to reflect corrections in the statements previously provided. The Company re-valued the fair value of the accrued derivative liability based on ASC 815 “Derivatives and Hedging”. As a result, the consolidated statements of operations and other comprehensive income and statements of cash flows were restated.

The following table sets forth consolidated balance sheets, consolidated statement of operations and other comprehensive income and statements of cash flows of the Company for the nine and three months ended November 30, 2010 as initially presented as restated:

	As Originally		Effect of
	Reported	As Restated	Change

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued derivative liabilities	$-	$29,259	$29,259
Total liabilities	3,440,128	3,469,387	29,259

Stockholders' deficit
Additional paid-in capital	5,676,557	3,514,532	(2,162,025)
Accumulated deficit	(6,698,415)	(4,565,649)	2,132,766

Total stockholders' deficit	(1,380,572)	(1,409,831)	(29,259)

	Nine Months Ended November 30, 2010
	As Originally		Effect of
	Reported	As Restated	Change
Gain on change in fair value of accrued derivative liabilities	$-	$1,780,991	$1,780,991
Total other income	52,609	1,833,600	1,780,991
Net loss before income taxes	(2,253,292)	(472,301)	1,780,,991
Net loss	$(2,253,292)	$(472,301)	$1,780,991
Comprehensive loss	$(2,466,696)	(685,705)	$1,780,991
Net loss per share
- Basic	$(0.09)	$(0.02)
- Diluted	$(0.09)	$(0.02)

	Three Months Ended November 30, 2010
	As Originally		Effect of
	Reported	As Restated	Change
Gain on change in fair value of accrued derivative liabilities	$-	$534,568	$534,568
Total other income	(18,752)	515,816	534,568
Net loss before income taxes	(795,495)	(260,927)	534,568
Net loss	$(795,495)	$(260,927)	$534,568
Comprehensive loss	$(998,011)	(463,443)	$534,568
Net loss per share
- Basic	$(0.03)	$(0.01)
- Diluted	$(0.03)	$(0.01)

	As Originally		Effect of
	Reported	As Restated	Change
Cash Flows from operating activities:
Net loss	$(2,253,292)	$(472,301)	$1,780,991
Gain on change in fair value of accrued derivative liabilities	-	(1,780,991)	(1,780,991)

NOTE 19 - SUBSEQUENT EVENTS

In October 2009, the Company sold to an investor, for $700,000, (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. The agreement provided that, if the Company sold shares of common stock at a price which is less than $0.70 per share, the Company would issue to the investor additional shares such that the investor’s purchase price per share would equal the lower price.  On December 8, 2010, the Company and the investor entered into an agreement pursuant to which (a) the Company issued 1,000,000 shares to the investor, and (b) the investor cancelled the warrants and reduced from $0.70 to $0.25 the price per share of common stock that would trigger the issuance of additional shares to the investor.

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

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products become commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions of which the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  During the quarter ended November 30, 2010, our gross margin was 13.32%, as compared with 25.44% for the three month periods ended November 30, 2009.  For the nine months ended November 30, 2010, we had a negative gross margin of 11.8% as compared with a gross margin of 15.8% for the comparable period of 2009.   The reduction in gross margin is due to an increase in product sales which carry lower margins and a decrease of sales in lighting solutions and our attempt to increase our revenue by selling at low prices.

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

For the nine months ended November 30, 2010, we originally reported a net loss of approximately $2.3 million on revenue of approximately $824,000. As restated, we reported a loss of approximately $472,000.  The difference reflects a gain of approximately $1.8 million from the change in the fair value of accrued derivative liability. For the three months ended November 30, 2010, we originally reported a net loss of approximately $795,000 on revenue of approximately $335,000. As restated, we reported a loss of approximately $261,000.   The difference reflects a gain of approximately $535,000 from the change in the fair value of accrued derivative liability. This reduction in our net loss results from the treatment as derivative liabilities relating to previously issued securities that have initially been accounted for as equity.  This change did not affect our revenue, net operating loss or our cash flow used in operations.  See Note 18 of Notes to Consolidated Financial Statements.

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

Accrued Derivative Liabilities

We apply ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. We determine which instruments require liability accounting, and record the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liability.” During the quarter ended November 30, 2010, we determined that there were derivatives in accrued derivative liabilities. The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities.”

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

Results of Operations

Three months ended November 30, 2010 and 2009

The following table sets forth the results of our operations for the three months ended November 30, 2010 and 2009 in dollars and as a percentage of revenues:

	Three Months Ended November 30,
	2010		2009
	Dollars	%	Dollars	%
Revenues	$335,427	100.0%	$250,035	100.0%
Cost of sales	290,756	86.8%	186,419	74. 6%
Gross profit	44, 671	13.3%	63,616	25.4%
Selling, general and administrative expenses	821,414	244.9%	801,234	320.4%
Operating income (loss)	(776,743)	(231.6)%	(737,618)	(295.0)%
Interest expense, net	(4,087)	(1.2)%	(644)	(0.3)%
Gain(Loss) on exchange	(628)	(0.2)%	3,261	1.3%
Indemnity income	661	0.2%	0	0.0%
Gain (loss) on change in fair value of accrued derivative liability	534,568	159.4%	(122,507)	(49.0)%
Other income (expense)	(14,698)	(4.38)%	2,008	0.8%
Income tax	0	0.0%	0	0.0%
Net (loss)	$(260,927)	(77.8)%	$(855,499)	(342.2)%

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

Gain (Loss) on Change in Value of Accrued Derivative Liabilities.    During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share. As a result of such provision, we incurred a derivative liability. During the quarter ended November 30, 2010, we recognized a gain of $534,568 reflecting the change in fair value of the accrued derivative liabilities, as compared with a loss of $122,507 for the quarter ended November 30, 2009. The change reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo and Black-Scholes simulation models , take into effect a number of factors, including changes in the market price of the common stock.

Other Income (Expense). Other expense for the quarter ending November 30, 2010 was $14,698.  Other income was not significant for the three months ended November 30, 2009.

Net Loss.  As a result of the foregoing, our net loss for the three months ended November 30, 2010 was $260,927 or $(0.01) per share (basic and diluted), as compared with a restated net loss of $855,499 , or ($0.04) per share (basic and diluted) for the three month period ended November 30, 2009.

Nine Months Ended November 30, 2010 and 2009

The following table sets forth the results of our operations for the nine months ended November 30, 2010 and 2009 in dollars and as a percentage of revenues:

	Nine Months Ended November 30,
	2010		2009
	Dollars	%	Dollars	%
Revenues	$823,865	100.0%	$739,849	100.0%
Cost of sales	921,025	111.8%	623,289	84.2%
Gross profit	(97,160)	(11.8)%	116,560	15.8%
Selling, general and administrative expenses	2,208,741	268.1%	2,070,635	279.9%
Operating (loss)	(2,305,901)	(279.9)%	(1,954,075))	(264.1)%
Interest expense, net	(5,284)	(0.6)%	(1,604)	(0.2)%
(Loss) on exchange	(834)	(0.1)%	2,799	(0.4)%
Indemnity income	70,021	8.5%	0	0%
Gain (loss) on change in fair value of accrued derivative liabilities	1,780,991	216.2%	(122,507)	(16.6)%
Other income (expense)	(11,262)	(1.4)%	2,525	0.3%
Income tax	0	0.0%	0	0.0%
Net (loss)	$(472,301)	(53.7)%	$(2,072,862)	(280.2)%

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

Gain (Loss) on Change in Value of Accrued Derivative Liabilities.   During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share. As a result of such provision, we incurred derivative liabilities. During the nine months ended November 30, 2010, we recognized a gain of $1,780,991 reflecting the change in fair value of the accrued derivative liabilities, as compared with a loss of $122,507 for the nine months ended November 30, 2009. The change reflects a difference in the valuation of the derivative liabilities during the period, using the Monte Carlo and Black-Scholes simulation models , take into effect a number of factors, including changes in the market price of the common stock.

Other Income. Other income for the nine months ending November 30, 2010 was a loss of $11,294.  Other income was not material for the nine months ended November 30, 2009.

Net Loss. As a result of the foregoing, our net loss for the nine months ended November 30, 2010 was $472,301, or $(0.02) per share (basic and diluted), as compared with a net loss of $2,072,862, or ($0.15) per share (basic and diluted), for the nine month period ended November 30, 2009.

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

During the nine months ended November 30, 2010, we incurred  a negative gross profit of approximately $97,000, an operating loss of approximately $2.3 million and a net loss of approximately $472,000 and we used $1.4 million in our operating activities. These factors raise substantial doubt about our ability to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding provide the opportunity to continue as a going concern. However, as a result of these factors along with our losses of approximately $2.6 million for the year ended February 28, 2010 and approximately $2.3 million for the nine months ended November 30, 2010, the need for us to restate prior year’s financial statements in a manner which showed a material adverse change from the previously reported quarterly results, the absence of financial controls, our low stock price and the absence of a strong market for our common stock, we may have difficulty raising additional funds in the equity market or from lenders.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern, which adjustments, if made, would be significant.

Net cash flow used in operating activities was $1.37 million in the nine months ended November 30, 2010 as compared to net cash flow used in operating activities of $0.87 million in nine months ended November 30, 2009, an increase of $505,000. Net cash flow used in operating activities in the nine months ended November 30, 2010 was mainly due to our net loss of $2.25 million and our negative gross margin in the nine months ended November 30, 2010 and the gain on change in fair value of accrued derivative liability of approximately $1.8 million. Net cash flow used in operating activities in the nine months ended November 30, 2009 was mainly due to our net loss of and the gain on change in fair value of accrued derivative liabilities.

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