Form 10-K
period 2011-02-28
XODTEC LED, INC.
filed 2011-06-15
CIK 1407704

U. S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

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
 (Issuer’s telephone number)

Copies to:
Asher S. Levitsky PC
Ellenoff Grossman &Schole, LLP
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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes    ☒ No

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of August 31, 2010 was approximately $2.8 million

The number of shares of registrant’s common stock outstanding as of May 31, 2011 was 28,864,827.

XODTEC LED, INC.
2011 ANNUAL REPORT ON FORM 10-K

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

Our business is conducted in the Republic of China, using New Taiwan dollars “NTD,” the currency of the Republic of China, and our financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of NTD to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

PART I

ITEM 1.   BUSINESS.

Through its subsidiaries, we are engaged in the design, marketing and selling of advanced lighting solutions, including light emitting diode (LED) lighting and other energy-saving lighting which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.   We offer a wide range of technically innovative indoor white light, color-changing and outdoor lighting solutions that are used for applications in public, commercial, architectural, residential, gardening, and entertainment markets. Our solutions provide many benefits over traditional incandescent, halogen, fluorescent, and compact fluorescent (CFL) light sources, including lower energy consumption, longer life spans, and absence of hazardous materials, lower maintenance costs and greater design flexibility.

Organization

We are a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  On June 28, 2009, our corporate name was changed to “Xodtec Group USA, Inc.” and on May 17, 2010, our corporate name was changed to “Xodtec LED, Inc.”

Our wholly-owned subsidiaries, Xodtec, Targetek and UP, are organized under the laws of the Republic of China (Taiwan).  We also own a 35% interest in Radiant Sun Development S.A., a company organized under the laws of the Independent State of Samoa (“Radiant Sun”), which is inactive.

Our corporate offices are located at 2F., No.139, Jian 1st Rd., Jhonghe City, Taipei County 235, Taiwan (R.O.C.), and our telephone number is (886) 2-2228-6276. Our website is http://www.xodtec.com.tw/eng/. Information on our website or any other website is not a part of this report.

Reverse Acquisition

On April 1, 2009, in anticipation of the exchange agreement described in the following paragraph, APlus International, Ltd., a Nevada limited liability company, acquired all of the capital stock of Xodtec, Targetek and UP, pursuant to agreements with the shareholders of each of these companies and acquired a 35% interest in Radiant Sun pursuant to an agreement with the holders of 35% of the capital stock of Radiant Sun.  As a result of these agreements, the former shareholders of Xodtec, Targetek and UP and the former holders of 35% of the stock of Radiant Sun were the sole members of APlus.

On April 20, 2009, we entered into an exchange agreement with APlus and its members pursuant to which we, then known as Sparking Events, Inc. acquired all of the stock of Xodtec, Targetek and UP and APlus’ 35% interest in Radiant Sun in exchange for 16,000,002 shares of common stock.  The transaction pursuant to which we issued 16,000,002 shares of common stock to the former members of APlus in exchange for all of the stock of Xodtec, Targetek and UP and APlus’ 35% interest in Radiant Sun is referred to as the reverse acquisition.

Simultaneously with the reverse acquisition, our then principal stockholder transferred to us for cancellation, without consideration, 27,000,000 shares of common stock owned by him.

Our Business

We, through our subsidiaries design, manufacture, market and sell advanced lighting solutions, including light emitting diode (LED) lighting and other energy-saving lighting.  We offer a wide range of technically innovative indoor white light, color-changing and outdoor lighting solutions that are used for applications in public, commercial, architectural, residential, gardening, and entertainment markets. Our solutions provide many benefits over traditional incandescent, halogen, fluorescent, and compact fluorescent (CFL) light sources, including lower energy consumption, longer life spans, and absence of hazardous materials, lower maintenance costs and greater design flexibility.

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

LED Lighting Industry Trends

LEDs are semiconductor-based devices that emit light. As the cost of LEDs decreases and their performance improves, we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. According to the survey made by Strategies Unlimited, there were over $1.86 billion of LED lighting products sold in 2008 and the compound annual growth rate during 2009 to 2012 will be around 28% -- a figure which is forecasted to grow to $5 billion by 2012. Specialist in Business Information, another market research company, even predicts to grow up to $14 billion in 2013. We believe the LED lighting industry may experience the following trends:

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

White light refers to the light obtained by mixing many lights of different colors, such as second wavelength long light (blue light + yellow light) or third wavelength light (blue light + green light + red light). White light LED technology can effectively save energy and reduce the emission of carbon dioxide when use in general lighting. Thus, with the increasing awareness of the need for environmental protection, we believe that lighting devices using white light LED as the light source will proliferate dramatically.

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

High energy costs and conservation efforts drive LED adoption. High energy costs have resulted in increased demand for more energy-efficient lighting solutions, which has inspired a shift to LEDs. LED lighting technology is inherently more energy-efficient and can result in more than 75% in power savings over traditional incandescent and fluorescent solutions, respectively. In addition, unlike other alternatives such as compact fluorescent bulbs (CFL), LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment.

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

Competition

We currently face competition from both traditional lighting companies that provide general lighting products, such as fluorescent and compact fluorescent lighting, and from companies that are engaged in providing LED lighting products. In general, we compete with both groups on the basis of design, innovation, costs, safety issues, sales and marketing, and selling price.

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

To the extent that LED lighting products tend to be commodities, it will be necessary for us to compete based primarily on price.  If we are not able to reduce our costs and overhead, we may not be able to generate a positive gross margin.

Sales and Marketing

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

We have recently reorganized our international sales organization to seek to penetrate global markets outside of Taiwan; however, we cannot assure you that we will be successful in developing this business in a profitable manner.

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

Our localization service follow the localization process of adapting software and accompanying materials to suit a target-market locale with the goal of making the product “transparent” to that locale, so that native users would interact with it as if it were developed there and for that locale alone.

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

Revenue from product sales represented approximately 48.8% of revenue in fiscal 2011 and approximately 65.6% of revenue in fiscal 2010.  Revenue from sales which included lighting solutions accounted for approximately 51.2% in fiscal 2010 and 34.3% in fiscal 2010.

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

Research and Product Development

The general focus of our research and development team is the design and integration of electronics, optics and thermal management solutions to create advanced lighting products. Through these efforts, we seek to enhance our existing products, design new products and develop solutions for customer applications. We believe that our responsiveness to customer demands differentiates us from many of our competitors, as we rapidly introduce new products to address market needs. We intend to expand our research and development team as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices.  However, because of our cash position, our research and development activities were not significant during the years ended February 28, 2011 and 2010 and we directed more toward specific projects based on anticipated customer requirements.

Employees

As of June 1, 2011, we have approximately 40 full time employees, of whom 17 were technical employees, 17 were executive and administrative and 6 were sales and marketing. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

ITEM 1A.         RISK FACTORS.

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believes are immaterial may also impair our business operations. If any of the following risks actually occur, our businesses, financial condition or results of operations could be materially adversely affected, the value of the common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our losses are continuing and we cannot assure you that we can continue in business.

We sustained an operating loss of approximately $3.0 million and a net loss of approximately $1.6 million on sales of approximately $1.0 million for the year ended February 28, 2011 and an operating loss of approximately $2.4 million and a net loss of approximately $2.2 million on sales of approximately $1.0 million for the year ended February 28, 2010.  Further, for the year ended February 28, 2011, we had a negative gross profit of approximately $0.2 million, reflecting in part an inventory valuation reserve during the year ended February 28, 2011 of approximately $0.6 million.  We negative cash flow from operations for the past two years, with a negative cash flow from operations of approximately $2.1 million for the year ended February 28, 2011 and approximately $1.2 million for the year ended February 28, 2010.  We cannot assure you that we will be able to generate positive cash flow from operations or net income and we may not be able to continue in business if we cannot generate net income

Our auditors have issued a going concern qualification in their report on our financial statements.

Our auditors’ report on our financial statements for the year ended February 28, 2011 states that we have incurred significant operating losses, has serious liquidity concerns and may require additional financing in the foreseeable future. These matters, among others, raise substantial doubt about our  ability to continue as a going concern.  We cannot assure you that we will be able to continue as a going concern.

Our financial statements for the year ended February 28, 2010 were restated which reflects the inadequacy of our internal controls.

Our financial statements for the year ended February 28, 2010 were restated because of our failure to account for derivative securities in accordance with generally accepted accounting principles.  The need to restate our financial statements reflects our failure to have established adequate internal controls over financial reporting.  Although we are not required to have our independent auditor certify as to our internal controls, the absence of certification, especially in view of the restated financial statements, may impair our ability to raise necessary funds.

We have a significant working capital deficiency and require substantial additional funds for operations.

At February 28, 2011, we has a working capital deficiency of approximately $3.4 million and a stockholders’ deficiency of approximately $2.5 million.  As a result of these deficiencies, combined with our operating losses and negative cash flows from operations, we requires substantial funding for our operations.  These factors, combined with the absence of any significant trading market in our stock, also make it more difficult for us to raise funds in the debt or equity market.  If we are not able to raise necessary funding, we may be unable to continue in operation.

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

The public’s relative unfamiliarity with LED lighting products may slow their market acceptance. Potential customers for our advanced lighting systems may be reluctant to adopt these as alternatives to traditional lighting technologies because of their higher initial cost to achieve comparable light output.  Obstacles to widespread adoption of LED lighting solutions include the comparatively high cost of high brightness white LEDs and the need for further advances in brightness, light quality, efficiency and the predicted life of the LEDs before they require replacement. The future development of the attractiveness to potential customers may depend on such innovation of high quality LEDs.  Further, if we are unable to sell our products at prices in excess of our costs, we may be unable to continue in business.

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
Our competitors may promote lighting solutions which are more readily accepted by customers than our products and maybe required to reduce the prices of our products in order to remain competitive.  Our competitors may also seek to use our financial difficulties in marketing against us.

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

The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, as a private company we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This includes, among other things, retaining independent public accountants. This effort may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights may be reduced.

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

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Yao-Ting Su, our Chairman and CEO, for the direction of our business. The loss of the services of Mr. Su for any reason could have a material adverse effect on our business and prospects. There is no guarantee that the services of Mr. Su will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Su. We have entered into an employment contract with Mr. Su, but that agreement does not guarantee Mr. Su’s continuing to manage us. We do not have key man insurance on Mr. Su, and if he were to die and we were unable to replace him for a prolonged period of time, we could be unable to carry out our long-term business plan, and our future prospects for growth, and our business, could be harmed.

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

Our common stock trades on the OTC Bulleting Board under the symbol “XODG,” and the website www.otcmarkets.com has a warning sign about our stock because of “limited information.” There is a limited trading market for our common stock and there is frequently no trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Because our common stock is a penny stock, you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of “penny stock,” which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Our common stock is a penny stock and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, because our common stock is a penny stock, broker-dealers may not process trades in our stock and brokers that do permit trades in our stock must take certain steps prior to selling a penny stock, which steps include:

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

As of June 1, 2011, there has only been limited trading activity in our common stock.  There can be no assurance that a market will ever develop in our common stock in the future.  If a market does not develop then investors would be unable to sell any of our common stock likely resulting in a complete loss of any funds therein invested.

Should a market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

•	acceptance of our products in the industry;

•	announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our products or our competitors’ products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	economic conditions in the United States or abroad;

•	actual or anticipated fluctuations in our operating results;

•	broad market fluctuations; and

•	changes in financial estimates by securities analysts.

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

We may issue additional equity shares to fund our operational requirements which would dilute your share ownership.

Our continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in our best interest to develop new services or products. In any such case additional financing is required for us to meet our operational requirements. There can be no assurances that we will be able to obtain such financing on terms acceptable to us, if at all. If we cannot obtain necessary financing in a timely manner, we may be required to materially alter our business plan or curtail all or a part of our operational plans as detailed further in Management’s Discussion and Analysis. While we currently have no offers to sell pir it securities to obtain financing, sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. In the event that we are unable to raise or borrow additional funds, we may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this prospectus.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.            PROPERTIES.

We currently rent office spaces under several operating leases.  We believe that our facilities are sufficient to meet our current and near future requirements and that any additional space that we may require would be available on commercially reasonable terms.

 ITEM 3.           LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4.            (Removed and Reserved)

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock trades on the OTC Bulletin Board under the symbol “XODG.” The stock has been quoted since April 2009. However, there were no reported trades until September 2009.   The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during the year ending February 28, 2011 These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal quarter	2011		2010
First quarter	$0.60	$0.30	$--	$--
Second quarter	0.52	0.15	1.25	0.95
Third Quarter	0.33	0.01	1.71	0.42
Fourth Quarter	0.30	0.01	2.06	0.42

Shareholders

As of June 1, 2011, we had approximately 237 shareholders of record of our common stock.

Transfer Agent

The transfer agent for the common stock is Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701, telephone (727) 289-0010.

Dividend Policy

We have not paid dividends and we do not anticipate paying dividends in the near future.

Equity Compensation Plans

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

Overview

Through our subsidiaries, we are engaged in the design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.  We design, market and sell advanced LED lighting products and solutions. Our products cover a broad range of technically innovative outdoor lighting, indoor general and accent lighting, and color-changing lighting lamps and fixtures that are used for applications in commercial, architectural, residential, hospitality, entertainment and consumer markets. We generate revenue from selling our lighting products and solutions into commercial, architectural, residential and other markets. Commercial sales include the lighting solution design and applications of advanced LED lamps, fixtures, and associated control systems. Architectural sales mainly focus on the installation of wall wash lighting, light strips and display panels. Residential sales are addressed to the replacement market for traditional energy-consuming lighting products such as incandescent lamps, compact fluorescent lamps, and fluorescent tubes.

Revenue is derived from sales of our advanced lighting products and systems.   In marketing our products, we sell LED products as stand-alone items to customers who want to purchase the LED products without any related services, and we provide project services, which include the design, implementation and related consulting services as well as the LED products.

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products become commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions of which the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  During the fiscal year ended February 28, 2011, our gross margin was negative 21.48%, as compared with 14.7% for the fiscal year ended February 28, 2010, primarily because we were offering low prices in an attempt to increase our market share and an inventory writeoff of approximately $0.6 million.  However, to the extent that we offer low prices for the LED products and are not able to combine the low prices for the LED prices with a project which also requires our services, our ability to operate profitably will be impaired, especially to the extent that LED users do not seek services as part of a project.  We cannot assure you that we will be successful in marketing projects which require our know-how in the design of a lighting solution.

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

Prior to April 2009, we were a private company, and we did not have the expenses of a public company. As a result, we are incurring significantly greater legal, accounting and other professional expenses relating to our status as a public company and compliance with SEC rules, including the development and implementation of internal controls. For the year ended February 28, 2011, we incurred expenses of approximately $400,000 attributable to our status as a public company.

Our internal financial statements are maintained in New Taiwan Dollars “NTD.” The financial statements included in this Form 10-K are expressed in United States dollars. The translation adjustments in expressing the financial statements in United States dollars is shown on the statements of operation as a translation adjustment, and the cumulative translation adjustment is shown as an element of stockholders’ equity.

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

Revenue Recognition

Our revenue recognition policies are in compliance with ASC 605 (Originally issued as Staff Accounting Bulletin (SAB) 104). Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.   Discounts provided to customers by us at the time of sale are recognized as a reduction in sales as the products are sold. Sales taxes are not recorded as a component of sales.

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. We have reported the components of comprehensive income on its statements of stockholders’ equity.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

We adopted ASC 740-10-25, Income Taxes- Overall-Recognition, on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. We must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Inventories

Our inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. We provide for a lower-of-cost-or-market adjustment against gross inventory values. We recorded approximately $602,872 and $0 of inventory valuation reserve for LCM inventory adjustments for the year ended February 28, 2011 and 2010, respectively.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for the years ended February 28, 2011 and 2010 were not significant.

Accrued Derivative Liabilities

We apply ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. We determine which instruments require liability accounting, and we record the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities.” During the year ended February 28, 2010, we determined that there were derivatives in accrued derivative liabilities. During the year ended February 28, 2011, the conditions that gave rise to the derivative liability terminated and, at February 28, 2011, there was no longer any derivative liability. The changes in the value of these derivatives are shown in the statement of operations and other comprehensive income as “gain on change in fair value of accrued derivative liabilities.” The gain in change in fair value of derivative liabilities for the year ended February 28, 2011 and 2010 were $1,783,274 and $351,1776, respectively.

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

Restatement of Prior Financial Statements

Our financial statements at February 28, 2010 were restated to reflect corrections in the statements previously provided. In connection with our financial statements for the fiscal year ended February 28, 2010, we determined that securities issued to an investor were derivative instruments that required us to record the fair value of such instruments as derivative liabilities in accordance with ASC 815 “Derivatives and Hedging.” In addition, since we may no longer have a sufficient number of authorized and unissued shares at February 28, 2010 to settle its other outstanding warrants, which were issued prior to September 29, 2009, in common stock, we reclassified the fair value of such warrants from equity to accrued derivative liabilities as of September 29, 2009. Our financial statements for the year ended February 28, 2010 have been restated to reflect corrections in the statements previously provided.

Recent accounting pronouncements

We considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

RESULTS OF OPERATIONS

Years Ended February 28, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended February 28,
	2011		2010
	US Dollars	Percentage	US Dollars	Percentage
Sales	$1,032,541	100.0%	$991,645	100.0%
Cost of sales	1,254,280	121.5%	845,904	85.3%
Gross profit	(221,739)	(21.5)%	145,741	14.7%
Operating expenses	2,805,160	271.7%	2,577,744	259.9%
Income from operations	(3,026,899)	(293.2)%	(2,432,001)	(245.2)%
Interest income	322	0.0%	288	0.0%
Interest expense	(9,131)	(0.9)%	(2,457)	(0.2)%
Gain(loss) on exchange	2,742	0.3%	3,281	0.3%
Impairment loss on property and equipment	(415,445)	(40.2)%	(152,431)	(15.4)%
Gain on change in fair value of accrued derivative liabilities	1,783,274	172.7%	351,776	35.5%
Other income (expense)	1,436,240	139.1%	201,207	20.3%
Loss before income tax expense	(1,590,659)	(154.1)%	(2,230,794)	(225.0)%
Income taxes	-	-%	-	-%
Net loss	(1,590,659)	(154.1)%	(2,230,794)	(225.0)%
Foreign currency translation adjustment	(339,890)	(32.9)%	(120,302)	(12.13)%
Total comprehensive loss	$(1,930,549)	(187.0)%	$(2,351,096)	(237.1)%

Sales. During the year ended February 28, 2011, we had sales of $1.03 million, as compared to sales of $991,000 for the year ended February 28, 2010, an increase of $0.04 million or approximately 4.1%. The increase in sales is attributed to an aggressive pricing strategy we implemented on our LED products sales by which we offered low prices on high-quality products to generate increased volume. Revenue from product sales represented approximately 48.8% of revenue in fiscal 2011 and approximately 65.6% of revenue in fiscal 2010.  Revenue from sales which included lighting solutions accounted for approximately 51.2% in fiscal 2010 and 34.3% in fiscal 2010. The margin on product sales is significantly lower than the margin on product sales and the change in the product mix resulted in the sale of a larger number of product units at a lower average price per unit.

Cost of sales; gross margin. During the year ended February 28, 2011, our cost of sales was $1.25 million, as compared to cost of sales of $0.85 million during the year ended February 28, 2010, an increase of $0.41 million, or 48.3%. As a result, our gross profit decreased $0.37 million, or 252.2%. Our gross margin decreased from 14.70% in the year 2010 to negative 21.48% in the year 2011.  The reduction in gross profit margin resulted from a pricing structure designed to increase our market share and an inventory writeoff of approximately $0.6 million.

Depreciation and amortization expense. Depreciation and amortization amounted to $0.07 million in 2011 and $0.05 million in 2010.

Selling, general and administrative expenses.Selling, general and administrative expenses totaled $2.8 million for the year ended February 28, 2011, as compared to $2.6 million for the year ended February 28, 2010, an increase of $0.2 million or approximately 8.8%. The increase was largely the result of an increase costs associated with our expansion into the People’s Republic of China.

Loss from operations. For 2011, loss from operations amounted to $3.0 million as compared to $2.4 million for 2010, an increase of approximately $0.6 million or 24.5%.

Gain on change in fair value of derivative liability.  During 2010, we issued shares pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share and warrants which had anti-dilutions provisions which resulted in the warrants being treated as derivatives.  As a result of such provision, we incurred a derivative liability. At February 28, 2011, the conditions giving rise to the derivative liability has terminated and we incurred a gain of approximately $1,783,000 reflecting the elimination of the derivative liability at February 28, 2010.  For the year ended February 28, 2010, we realized a gain of approximately $352,000 from the change in derivative liability.

Other income (expenses). Other income (expense) was $1,436,240 for 2011, as compared with $201,207 in 2010.  The increase was primarily due to the gain on the changes of the fair value of the accrued derivative liability.

Net loss. As a result of the factors described above, our net loss for 2011 was $1.59 million, or ($0.06) per share (basic and diluted), as compared to a net loss of $2.2 million, or ($0.11) per share (basic and diluted), for 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At February 28, 2011, we had a cash balance of $35,652, all of which were located in banks in Taiwan, ROC, and a working capital deficiency of approximately $3.4 million.

The following table sets forth information as to the principal changes in the components of our working capital from February 28, 2010 to February 28, 2011:

	February 28,		February 28, 2010 to February 28, 2011
Category	2011	2010	Change	Percent Change
Current assets:
Cash and cash equivalents	$35,652	$255,884	$(220,232)	(86)%
Notes receivable, net	66,708	21,088	45,620	216%
Accounts receivable, net	119,008	103,472	15,536	15%
Other receivables	84,753	30,387	54,366	179%
Inventories	-	146,626	(146,626)	(100)%
Prepayments	340,631	69,537	271,094	389%
Other current assets	42,217	20,761	21,456	103%
Current liabilities:
Short-term borrowings from banks	232,969	20,339	212,630	1045%
Notes payable	151	157,109	(156,958)	(100)%
Accounts payable	289,517	70,000	219,517	314%
Other payables	471,620	556,163	(84,543)	(15)%
Accrued liabilities	445,612	145,950	299,662	205%
Due to related parties	2,355,473	1,775,314	580,159	33%
Other current liabilities	259,006	2,370	256,636	10829%
Working capital:
Total current assets	688,969	647,755	41,214	6%
Total current liabilities	4,054,348	2,727,246	1,327,102	49%
Working capital	(3,365,379)	(2,079,491)	(1,285,888)	62%

Our working capital position deficiency increased $1.28 million to $3.37 million at February 28, 2011 from a working capital deficiency of $2.08 million at February 28, 2010.

We have financed our operations principally through the issuance of equity as well as loans from company officers and directors. During the fiscal year ended February 28, 2011, we sold 2,134,823 shares of common stock to investors for a cash price of $0.71 per share and a total amount of $1,515,725.  We used these funds for working capital.

As of February 28, 2011 we had outstanding loans from our chief executive officer of $804,821, which we used  for working capital needs. The borrowings do not bear interest and are payable on demand. As of February 28, 2011, we had outstanding loans from one of our directors totaling $1,498,665, which we used for general working capital needs. The borrowings do not bear interest and are payable on demand. As of February 28, 2011, we had outstanding loans from a company controlled by one of our shareholders, who is a former director of a subsidiary, in the amount of $51,987.The borrowings do not bear interest and are payable on demand.

During the year ended February 28, 2011, we had a negative cash flow from operating activities amounting approximately $2.13 million. We believe that we require significant financing for out operations, but based on our negative gross margin, losses from operations, working capital deficiency and negative stockholders’ equity, combined with our low stock price and the absence of an active trading market in our stock, we may difficulty raising additional funds through the sale of our equity or debt securities.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern

Net cash flow used in operating activities was $2.1 million in fiscal 2011 as compared to net cash flow used in operating activities was $1.2 million in fiscal 2010, an increase of $0.9 million. Net cash flow used in operating activities in fiscal 2011 was mainly due to our net loss of $1.6 million, decrease in issuance of common shares for professional services of $0.8 million.  Net cash flow used in operating activities in fiscal 2010 was mainly due to our net loss of $2.2 million.

Net cash flow used in investing activities was $0.2 million for 2011 and $0.2 million for 2010. For 2011 and 2010, the cash flow used in investing activity was primarily to purchase of property and equipment. For 2011, the cash flow used in acquisition of additional property and equipment was $0.2 million. For 2010, the cash flow used in acquisition of additional properties and equipment was $0.2 million.

Net cash flow provided by financing activities was $2.1 million for 2011. We received proceeds from issuance of shares in the amount of 1.5 million, and proceeds from related parties at the amount of $0.42 million.  Net cash flow provided by financing activities was $1.7 million for 2010. For 2010, we received proceeds from issuance of shares in the amount of $1.1 million, and proceeds from related parties of $0.5 million.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable for smaller reporting companies.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements start on page F-1.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 25, 2010, our board of directors dismissed Brock, Schechter & Polakoff, LLP (“BSP”), as our registered independent accounting firm, and selected Simon & Edward, LLP (“Simon & Edward”) to serve as our independent registered accounting firm for the year ending February 28, 2010.

BSP audited the financial statements of our subsidiaries, UP and Targetek for the years ended December 31, 2008 and 2007 and the financial statements of our subsidiary Xodtec for the year ended December 31, 2009.  During our two most recent fiscal years and any subsequent interim period through the date of dismissal, there were no disagreements with BSP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BSP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

During the two most recent fiscal years and through the date of our engagement with Simon & Edward, we did not consult with Simon & Edward regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Prior to engaging Simon & Edward, Simon & Edward did not provide our company with either written or oral advice that was an important factor considered by us in reaching a decision to change our independent registered public accounting firm.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2011.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of February 28, 2011, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

We became a reporting company in April 2009.  At the end of our most recent fiscal year, February 28, 2009, and until April 2009, when we completed the reverse acquisition, we were operating as three privately-owned companies whose operations were not consolidated for financial reporting purpose.  Our business is located in the Republic of China and our products are manufactured for us by third parties in the People’s Republic of China.. We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending February 28, 2010. During almost all of 2010 our internal accounting staff was primarily engaged in ensuring compliance with Republic of China accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2010 to address these deficiencies, our current internal accounting department responsible for financial reporting is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the ROC, management has determined that they require additional training and assistance in US GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an audit committee of our board of directors also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of February 28, 2011.

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

We also intend to elect additional directors, who will be independent and one of whom could serve as the audit committee financial expert. We believe that the appointment of such directors will strongly influence our management in establishing the necessary controls.  However, because of our losses, our negative working capital and the fact that we restated our financial statements for the year ended February 28, 2010, it has been difficult for us to find qualified outside directors.

Further, due to our size and nature, the segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Yao-Ting Su	47	Chairman, Chief Executive Officer, Chief Financial Officer and Director
Hui-Yun Lo	47	Director

Yao-Ting Su has been our Chairman since April 2009 and chief executive officer since January 2010.  Mr. Su served as our president, from April 2009 until April 2010. Mr. Su received a Bachelor’s Degree from Soochow University (Taipei, Taiwan) and was the Valedictorian of the Air Defense Missile School of the United States Army in Fort Bliss, Texas.  Mr. Su also served in the Army of Taiwan from 1979 to 1981.

Hui-Yun Lo has been a director since January 2010.  Ms. Lo has served as president of our subsidiary, Xodtec Technology, since February 2005.  Prior to Ms. Lo’s employment with us, she served as President of Dzone Biotechnology Co., Ltd. from 2004 to August 2005.  Ms. Lo studied at the National Taipei College of Business.

We have no audit, compensation or nominating committee. The functions of these committees are performed by the board of directors. We do not have an independent director. Our board of directors has determined we do not have a member who qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is defined in Item 407(a)(1) of Regulation S-K. Our board of directors is in the process of searching for a suitable candidate for this position.

None of our officers or directors are related.

Code of Ethics

We have not adopted a code of ethics as of the date of this report

Board Attendance

During 2011, the board of directors held twelve meetings.  The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.  Each director attended at least 75% of the board meetings held while he or she was a director.

ITEM 11.          EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended February 28, 2011 and 2010 by each person who served as chief executive officer and chief financial officer during 2010.  One officer received compensation of $100,000 or more during 2010 or 2009.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	All Other Compensation	Total
Yao-Ting Su,	2011	$111,548.03	$--	$--	$--
chief executive officer	2010	$111,548.03	--	--	--

Executive Employment Contracts

We have no employment agreements with any of our officers.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information at to shares of common stock beneficially owned as of March 4, 2009, by:

•	each director and nominee for director;

•	each officer named in the summary compensation table our Form 10-KSB for the year ended February 28, 2010;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Yao-Ting Su	2,954,000	10.2%
Hui-Yun Lo	2,798,001	9.7%
Ta-Ming Wu	1,500,000	5.2%
Ting-Shih Huang	1,500,000	5.2%
All officers and directors as a group (two persons owning stock)	5,752,001	19.9%

None of the persons named in the table hold options or other rights to acquire common stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of February 28, 2011, and 2010, we had outstanding loans from our chief executive officer a total of $804,821and $337,155, respectively. As of February 28, 2011, and 2010, we had outstanding loans from one of our directors of $1,498,665and $1,332,187.  As  of February 28, 2011, and 2010, we had outstanding borrowings from a company controlled by a former director of a subsidiary a total of $0 and $105,972, respectively.  We used the proceeds of these loans for general working capital needs. The borrowings do not bear interest and are payable on demand.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

On February 25, 2010, the board of directors of Xodtec Group USA, Inc. (the “Company”) dismissed Brock, Schechter &Polakoff, LLP (“BSP”), as its registered independent accounting firm, and selected Simon & Edward, LLP (“Simon & Edward”) to serve as the Company’s independent registered accounting firm for the year ending February 28, 2010.

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

Services rendered by Brock, Schechter &Polakoff, LLP and Simon & Edward

The following is a summary of the fees for professional services rendered by Brock, Schechter &Polakoff, LLP and Simon & Edward for the 2010 and 2011.

	Simon & Edwards		Brock, Schechter & Polakoff
Fee Category	2011	2010	2010
Audit fees	$135,000	$135,000	$7,500
Audit-related fees	--	--	--
Tax fees	--	--	--
Other fees	--	--	--
Total Fees	$135,000	$135,000	$7,500

Audit fees.    Audit fees represent fees for professional services performed by Simon & Edward for the audit of our 2011 and 2010 annual financial statements and fees to Brock, Schechter &Polakoff, LLP represent fees paid in 2010 for the audit of our 2009 annual financial statements.

Audit-related fees.    We did not incur any other fees for services performed by Brock, Schechter &Polakoff, LLP and Simon & Edward.

Tax Fees.      We did not incur any fees for tax services during 2011 or 2010.

Other fees.     Brock, Schechter &Polakoff, LLP and Simon & Edward did not receive any other fees during 2008 and 2007.

ITEM 15.  EXHIBITS, FINANIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement among Sparking Events, Inc., Adam Gordoy Borges Dos Santo, APlus International Ltd., and the shareholders of APlus International Ltd., dated April 10, 2009 (1)
3.1	Bylaws of the Company (1)
3.2	Amended and Restated Articles of Incorporation of the Company, as filed with the State of Nevada (3)
10.1	Agreement with Dragonfly Capital. LLC (2)
10.2	Form of Regulation S Stock Purchase Agreement (4)
10.3	Form of Regulation S Stock Purchase Agreement (4)
10.4	Form of Regulation S Stock Purchase Agreement, dated March, 2010 (5)
10.5	Securities Exchange Agreement between APlus International, Ltd. and. Xodtec Technology Co., Ltd. dated April 1, 2009 (1)
10.6	Securities Exchange Agreement between APlus International, Ltd. and Targetek Technology Co., Ltd. dated April 1, 2009 (1)
10.7	Securities Exchange Agreement between APlus International, Ltd. and UP Technology Co., Ltd. dated April 1, 2009 (1)
21	List of subsidiaries(6)
23.1	Consent of Simon & Edwards, LLP**
24.1	Power of attorney [On signature page]
31.1	Certification of Chief Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of the Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(1)	Incorporated by reference to the Form 8-K filed by the Company on April 24, 2009.
(2)	Incorporated by reference to the Form S-1/A filed by the Company on August 25, 2009.
(3)	Incorporated by reference to the Form 8-K filed by the Company on March 31, 2010.
(4)	Incorporated by reference to the Form 8-K filed by the Company on July 10, 2009.
(5)	Incorporated by reference to the Form 8-K filed by the Company on May 7, 2010.
(6)	Incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2010, which was filed on July 19, 2010.

** filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XODTEC LED, INC.

Date: June 15, 2011	By:	/s/ Yao-Ting Su
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

Signature	Title	Date

/s/ Yao-Ting Su	Chief Executive and Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	June 15, 2011
Yao-Ting Su

/s/ Hui-Yun Lo	Director	June 15, 2011
Hui-Yun Lo

XODTEC LED, Inc.

Simon & Edward, LLP Certified Public Accountants & Consultants A PCAOB Registered CPA Firm	17700 Castleton Street, Suite 488 City of Industry, CA 91748, U.S.A Tel: +1 (626) 854-6500 Fax: +1 (626) 854-6505 http://www.2mycpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Xodtec LED, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Xodtec LED, Inc. and Subsidiaries as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the year ended February 28, 2011. Xodtec LED, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xodtec LED, Inc. and Subsidiaries as of February 28, 2011 and 2010, and the results of its operations and its cash flows for the years ended February 28, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Simon & Edward, LLP

City of Industry, California
June 10, 2011

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$35,652	$255,884
Notes receivable, net	66,708	21,088
Accounts receivable, net	119,008	103,472
Other receivables	84,753	30,387
Inventories, net	-	146,626
Prepayments	340,631	69,537
Other current assets	42,217	20,761
Total current assets	688,969	647,755

Property and equipment, net	109,642	631,773

Other Assets
Deposits	61,060	65,965
Deferred assets	505,944	495,234
Other assets	170,964	-

Total assets	$1,536,579	$1,840,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings from banks	$232,969	$20,339
Notes payable	151	157,109
Accounts payable	289,517	70,000
Other payable	471,620	556,163
Accrued liabilities	445,612	145,950
Due to related parties	2,355,473	1,775,314
Other current liabilities	259,006	2,370

Total current liabilities	4,054,348	2,727,246

Long-term liability	9,930	30,582
Accrued derivatives liabilities	-	1,810,249

Total liabilities	4,064,278	4,568,077
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding, at February 28, 2011 and 2010, respectively
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	28,865	22,430
28,864,827 and 22,430,004 issued and outstanding, respectively)
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	3,639,507	1,515,742
Accumulated deficit	(5,684,006)	(4,093,347)
Accumulated other comprehensive gain - translation adjustments	(382,065)	(42,175)

Total stockholders' equity	(2,527,699)	(2,727,350)
Total liabilities and stockholders' equity	$1,536,579	$1,840,727

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME

	Year ended February 28,
	2011	2010

Revenue	$1,032,541	$991,645

Cost of revenue	1,254,280	845,904

Gross profit	(221,739)	145,741

Selling, general and administrative expenses	2,805,160	2,577,742

Net operating (loss)	(3,026,899)	(2,432,001)

Other income (expense)
Interest income	322	288
Interest expense	(9,131)	(2,457)
Gain(loss) on exchange	2,742	3,281
Impairment loss on property and equipment	(415,445)	(152,431)
Gain on change in fair value of accrued derivative liabilities	1,783,274	351,776
Other income (expense)	74,478	750
Total other income	1,436,240	201,207

Net (loss) before income taxes	(1,590,659)	(2,230,794)

Income taxes	-	-

Net (loss)	$(1,590,659)	$(2,230,794)

Translation adjustments	(339,890)	(120,302)

Comprehensive income	$(1,930,549)	$(2,351,096)

Net (loss) per share
- Basic	$(0.06)	$(0.11)
- diluted	$(0.06)	$(0.11)

Weighted average common shares outstanding
- Basic and	25,230,698	19,421,374
- diluted	25,230,698	19,421,374

The accompanying notes are an integral part of the financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock					Accumulated other comprehensive
	Number of shares	Amount	Subscription receivable	Additional Paid in Capital	Accumulated Deficit	gain-translation adjustments	Total

Balance, March 1, 2009	-	$803,470	$-	$-	$(1,862,553)	$78,127	$(980,956)
Recapitalization on reverse acquisition	44,380,002	(759,090)	-	759,090	-	-	-
Cancelled 27,000,000 shares of common stock	(27,000,000)	(27,000)	-	27,000	-	-	-
Issuance of common shares for services in connection with reverse merger	1,500,002	1,500	-	448,500	-	-	450,000
Issuance of common shares for professional service	1,550,000	1,550	-	1,011,450	-	-	1,013,000
Issuance of common shares - July 2009	1,000,000	1,000	(130,000)	619,000	-	-	490,000
Issuance of common shares and derivative instruments - September	1,000,000	1,000	-	(955,920)	-	-	(954,920)
Stock-based compensation	-	-	-	188,867	-	-	188,867
Reclassification of stock purchase warrants to accrued derivative liability	-	-	-	(582,245)	-	-	(582,245)
Restated net loss	-	-	-	-	(2,230,794)	-	(2,230,794)
Translation adjustments	-	-	-	-	-	(120,302)	(120,302)
Restated balance, February 28, 2010	22,430,004	22,430	(130,000)	1,515,742	(4,093,347)	(42,175)	(2,727,350)

Issuance of common shares for professional service	3,300,000	3,300	-	584,200	-	-	587,500
Sale of common shares	2,134,823	2,135	-	1,513,590	-	-	1,515,725
Issuance of common shares for cancellation of warrants	1,000,000	$1,000	-	25,975	-	-	26,975
Net loss	-	-	-	-	(1,590,659)	-	(1,590,659)
Translation adjustments	-	-	-	-	-	(339,890)	(339,890)
Balance, February 28, 2011	28,864,827	$28,865	$(130,000)	$3,639,507	$(5,684,006)	$(382,065)	$(2,527,699)

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28,
	2011	2010

Cash Flows from operating activities:
Net (loss)	$(1,590,659)	$(2,230,794)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	75,803	52,111
Allowance for doubtful accounts	31,659	-
Issuance of common shares or warrants for professional services	306,751	1,155,367
Impairment loss on property and equipment	416,906	152,431
Loss on disposal of property and equipment	-	5,045
(Gain) on change in fair value of accrued derivative liabilities	(1,783,274)	(351,776)
(Increase) Decrease in assets:
Notes receivable	(42,188)	(18,409)
Accounts receivable	(38,993)	(24,555)
Other receivables	(49,892)	(20,591)
Inventories	151,257	75,519
Prepayments	1,023	(1,973)
Other current assets	(19,051)	10,886
Deposits	9,520	(20,441)
Decrease (Increase) in liabilities:
Accounts payable	205,303	(190,199)
Notes payable	(161,926)	129,748
Other payable	(7,899)	7,862
Accrued liabilities	276,575	52,235
Other current liabilities	87,607	(24,888)

Net cash provided by(used in) operating activities	(2,131,478)	(1,242,422)

Cash Flows from Investing activities:
Proceeds from disposal of property and equipment	-	4,174
Increase in deferred assets	(24,009)	(29,365)
Purchase of property and equipment	(196,756)	(206,335)
Net cash used in investing activities	(220,765)	(231,526)

Cash flows from financing activities:
Proceeds from borrowings	180,299	27,127
Proceeds from related parties	426,428	516,152
Proceeds from issuance of shares	1,515,724	1,114,860

Net cash provided by financing activities	2,122,451	1,658,139

Effect of exchange rate changes on cash and cash equivalents	9,560	9,645

Net increase in cash and cash equivalents	(220,232)	193,836
Cash and cash equivalents, beginning of the year	255,884	62,048

Cash and cash equivalents, end of the year	$35,652	$255,884

Supplemental disclosures of cash flow information:
Interest paid	$9,131	$2,457
Income taxes paid	$-	$-

Supplemental disclosures of cash flow for non-cash transaction:
Common stock	$3,300	$1,150
Additional paid-in capital	$584,200	$495,350
Prepayments	$447,500	$45,000
Deferred assets	$140,000	$451,500
Property and equipment	$-	$547,836
Other payable	$-	$547,836
Write-down of inventories	$602,872	$-

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011

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

On April 1, 2009, in anticipation of the exchange agreement described in the following paragraph, APlus International, Ltd., a Nevada limited liability company (“APlus”), acquired all of the capital stock of Xodtec, Targetek and UP, pursuant to agreements with the shareholders of each of these companies.  The Company is in the process of preparing the application of domestic investment by foreign nationals governed by the Investment Commission of the Republic of China.  The Company also acquired a 35% interest in Radiant Sun pursuant to an agreement with the holders of 35% of the capital stock of Radiant Sun, an inactive corporation.  As a result of these agreements, the former shareholders of Xodtec, Targetek and UP and the former holders of 35% of the stock of Radiant Sun were the sole members of APlus.

On April 20, 2009, the Company entered into an exchange agreement with APlus and its members pursuant to which the Company, then known as Sparking Events, Inc., acquired all of the stock of Xodtec, Targetek and UP and APlus’ 35% interest in Radiant Sun in exchange for 16,000,002 shares of common stock.  The transaction pursuant to which the Company issued 16,000,002 shares of common stock to the former members of APlus in exchange for all of the stock of Xodtec, Targetek and UP and APlus’ 35% interest in Radiant Sun is referred to as the reverse acquisition.

Simultaneously with the reverse acquisition, the Company’s principal stockholder transferred to the Company for cancellation, without consideration, 27,000,000 shares of common stock owned by stockholder.

At the time of the reverse acquisition, the Company was a blank check shell company and was not engaged in any business.  Upon completion of the reverse acquisition, the Company’s business became the business of Xodtec, Targetek and UP.  Radiant Sun did not have any operations prior to the reverse acquisition and does not currently have any operations.

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

The Company’s authorized capital stock consists of 10,000,000 shares of preferred stock, par value $0.0001 per share, and 225,000,000 shares of common stock, par value $0.001 per share.  The board of directors has broad discretion in determining the rights, preferences and privileges of the holders of one or more series of preferred stock. The Company changed the par value of its preferred stock from $0.0001 to $0.001 on March 31, 2010 and restored the 10,000,000 shares of preferred stock which had previously been designated as series A convertible preferred stock and none of which had been issued to the status of authorized and unissued shares of preferred stock with no designation as to class or series.

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

Shipping and Handling Costs

The Company records all payments for outbound shipping and handling as revenue, and compounding, shipping and handling costs are classified as cost of goods sold.

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Allowance for doubtful accounts amounted to $33,028 and $0 at February 28, 2011 and February28, 2010, respectively.

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company recorded approximately $602,872 and $0 of inventory valuation reserve for LCM inventory adjustments for the year ended February 28, 2011 and 2010, respectively.

Prepayments

Prepayments are the payment for services to be performed at a future date. The Company has $315,292 in prepayments account, reflecting the issuance of common stock for for professional service. The Company has recorded approximately $341,000 and $70,000 prepayments as of February 28, 2011 and 2010, respectively.

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

During the year ended February 28, 2011 and 2010, the Company recorded an impairment loss on property and equipment of approximately $417,000 and $156,000, respectively, to reflect on the difference between fair market value and book value.

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities.” During the year ended February 28, 2010, the Company determined that there were derivatives in accrued derivative liabilities. During the year ended February 28, 2011, the conditions that gave rise to the derivative liability terminated and at February 28, 2011, there was no longer any derivative liability.  The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities.”  The gain in change in fair value of derivative liabilities for the year ended February 28, 2011 and 2011 were $1,783,274 and $351,776, respectively.

Subscription Receivable

The subscription receivable reflects the sales of common stock in July 2009 for which the Company had not received payment as of February 28, 2011 or February 28, 2010. The Company is continuing communicate with this investor and anticipates that it will receive payment in July 2011.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the year ended February 28, 2011 and 2010.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for the year ended February 28, 2011 and 2010, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

Translation Adjustment

The Company’s financial statements are presented in U.S. dollars, which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiaries is NTD. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations.

 In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for financial statements for the years ended February 28, 2011 and 2010 in accordance with ASC 830, Foreign Currency Matters, are as follows:

	Average Rate for the twelve months
February 28,	2011	2010
Taiwan dollar (NTD)	NTD 31.10465	NTD 32.78229
United States dollar ($)	$1.00000	$1.00000

	Exchange Rate at
February 28,	2011	2010
Taiwan dollar (NTD)	NTD 29.81500	NTD 32.08700
United States dollar ($)	$1.0000	$1.0000

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income (loss) on its statements of stockholders’ equity.

Share Based Expenses

ASC 718 requires a public entity to expense the cost of employee and non-employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company expenses share-based costs over the period during which the services are rendered.

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended February 28, 2011, the Company incurred a negative gross profit of approximately $0.2 million, resulting in a negative gross margin of approximately 21%, a net loss of approximately $1.6 million and a net operating loss of approximately $3.0 million.  Although the Company’s net loss for the year ended February 28, 2011 was approximately $1.6 million, the amount of the net loss was substantially reduced by a gain on change in fair value of accrued derivative liabilities in the amount of approximately $1.8 million.  In addition, the Company had a negative cash flow in operating activities amounting approximately $2.1 million in the year ended February 28, 2011, and the Company’s accumulated deficit was approximately $5.7 million as of February 28, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding could provide the opportunity for the Company to continue as a going concern, however, the low price of the Company’s common stock combined with the other factors described in this Note 3 may make it difficult for the Company to obtain any debt or equity financing. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 20, 2009, the Company issued 350,001 shares of common stock at $0.30 per share and total value of $105,000, and two-year warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share, for services rendered by Dragonfly Capital Partners, LLC (“Dragonfly”) in connection with the Exchange.  The Company has agreed to register the common stock issued to Dragonfly and the shares of common stock issuable upon exercise of Dragonfly’s warrants. Using the Black-Scholes valuation model, the value of these warrants is $34,191. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.735%; dividend yield – 0%; expected volatility – 72% and term of 1.5 years. These warrants were reclassified out of equity and recorded as a derivative liability beginning September 29, 2009.   The warrants expired unexercised on April 20, 2011.  (See Note 6).

On April 22, 2009 the Company entered into a financial advisory agreement with Unise Investment Corp. (“Unise”) to provide financial consulting services in consideration for 350,001 shares of common stock at $0.30 per share and total value of $105,000.

On April 23, 2009, the Company issued warrants to purchase 1,500,000 shares of common stock to Unise, of which (i) warrants to purchase 200,000 shares of common stock at $0.65 per share were expired and unexercised on October 23, 2009, (ii) warrants to purchase 500,000 shares of common stock at $1.00 per share expired on April 23, 2011 and (iii) warrants to purchase 800,000 shares of common stock at $1.50 per share expired on April 23, 2011.  The Company agreed to register the shares of common stock underlying these warrants. Using the Black-Scholes valuation model, the value of these warrants is $154,676. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 0.34% ~0.75%; dividend yield – 0%; expected volatility – 72% and term of 6 months, 0.5 years and 0.5 years. These warrants were reclassified out of equity and recorded as a derivative liability beginning September 29, 2009. (See Note 6).

On June 30, 2009 the Company entered into a financial advisory agreement with Jin Chih International Corp. to provide financial consulting services, for which the Company issued 800,000 shares of common stock.  The shares were valued at $0.30 per share, for a total of $240,000.

The Company issued the shares and warrants issued Dragonfly and Unise, as described in the preceding paragraphs, for consulting service. The value of the shares and warrants were included in general and administrative expenses for the year ended February 28, 2011.

NOTE 6 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

The issuance of stock in connection with the reverse acquisition and other stock issuances which were concurrent with the reverse acquisition are described in Note 5.

On July 8, 2009, the Company issued and sold 1,000,000 shares of common stock to an outside investor for (the "Investor") a cash price of $0.65 per share, for a total of $650,000.  As of February 28, 2011, the Company had received $520,000, and the balance of $130,000 had not been received and is treated as a subscription receivable. The Company is continuing communicate with this investor and expects to receive payment in July 2011

During September, 2009, the Company issued 350,000 shares of its common stock to Emerging Equity Advisors for professional services.  The shares were valued at $1.34 per share, for a total of $469,000.

On September 29, 2009, the Company sold to the Investor for $700,000 (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. Pursuant to the common stock subscription agreement, the Company agreed that:

•	for 18 months after the closing, the Company will not issue any class or debt or equity which could be convertible into common stock.

•
if the Company issues common stock to any investor at a price of less the $0.70 per share, the Company would issue to the Investor such number of additional shares which equals to the amount of the Investor’s purchase ($700,000) divided by the difference between $0.70 per share and the purchase price paid in the subsequent offering.

In December 2010, the Company signed a securities exchange agreement with an Investor whereby the Company issued 1,000,000 common shares to the Investor in exchange for the cancellation of the warrants held by the Investor which were issued on September 29, 2009.   Pursuant to this agreement, the Company’s obligation to issue additional shares if the Company sold shares at a price below $0.70 (which was reduced to $0.25), terminated once the Investor sold the shares issued pursuant to the September 29, 2009 agreement.

Prior to the December, 2010 agreement described in the above paragraph, the Company had treated the potential additional share issuance under the common stock subscription agreement as a derivative under ASC Topic 815, Subtopic 40 since the number of shares the Company may issue to settle the anti-dilution provisions of the stock subscription agreement is not fixed.  Derivative instruments are recorded at fair value and marked-to-market each period until it is exercised or expire, with any change in the fair value charged or credited to income each period. The fair value was estimated by Monte Carlo simulation model. The fair value of the accrued derivative liability related to the anti-dilution provisions was based on the following assumptions:

	February 28, 2011	February 28, 2010
Trigger price	N/A	$0.70
Standard deviation	N/A	138.60%
Annual risk-free rate	N/A	0.32%
Time to expiration	N/A	1.08
Period risk-free rate	N/A	0.001%

The fair value of the anti-dilution derivative was $0 and, $1,240,488 at February 28, 2011 and 2010, respectively.

The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:

	February 28, 2011	February 28, 2010
Expected volatility	292%	129%
Expected term (years)	0.37-0.39	1.07 – 2.10
Discount rate	0.16%-0.17%	0.35% - 0.87%
Dividend yield	0%	0%

The fair value of the warrants was $26,975 and $569,761 at February 28, 2011 and 2010, respectively.   In accordance with ASC 815-40-35-8, the Company considered the effect of the common stock anti-dilution provision on the existing outstanding warrants that were issued prior to September 29, 2009. Because in the future there may not be a sufficient number of authorized and unissued shares to settle the Company’s common stock obligations in common stock, the Company has reclassified the fair value of the warrants from equity to liabilities at September 29, 2009.  The Company recorded gain on change in fair value of accrued derivative liabilities of $0 and $534,568 for the years ended February 28, 2011 and 2010, respectively, related to the anti-dilution provision derivative and warrants.  The value of the warrants was determined by using the Black-Scholes pricing model with the above assumptions.  As a result of the December 2010 securities exchange agreement, the warrants were cancelled in December 2010.

On November 19, 2009, the Company entered into a contract with a consultant pursuant to which consultant is to provide management and business assistance to the Company for a three-year period.  Pursuant to the agreement, the Company issued 600,000 shares of common stock to the consultant.  The value of the shares, $570,000, based on the closing price of the common stock at $0.95 on November 19, 2009, is being amortized over the three-year term of the contract, commencing on December 1, 2009.  In the event of the termination of the contract, the unamortized shares are forfeited and are to be returned to the Company. On February 16, 2010, both parties agreed to terminate the consulting agreement entered into and executed on November 19, 2009, and the consultant agreed to forfeit the 550,000 unamortized shares.   On February 16, 2010, the Company and consultant entered into a new agreement to provide management and business assistance to the Company for a three-year period.  Pursuant to the agreement, the Company issued 1,050,000 shares of common stock to the consultant.  The value of the shares, $451,500, based on the closing price of the common stock at $0.43 on February 16, 2010, is being amortized over the three-year term of the contract, commencing on March 1, 2010.  In the event of the termination of the contract, the unamortized shares are forfeited. On January 3, 2011, both parties agreed to amend the then current consulting agreement, and the Company issued to the consultant 500,000 shares of the Company’s common stock, valued at $0.10 per share, based upon the last reported sales price for the Company’s common stock on January 3, 2011.

On February 23, 2010, the Company issued 100,000 restricted shares of its common stock to Prostep International Corp. for the services provided in connection with a trade show.  The common stock was valued at $0.45 per share, for a total of approximately $45,000.

The Company issued securities during the year ended February 28, 2011 as follows:

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

On January 3, 2011, the Company amended February 16, 2010 consultant agreement to award shares is valued a $0.10 per shares. Consultants are to provide services in connection with the Company’s expansion into China for a one year period. Pursuant to the contracts, the Company issued 500,000 shares of common stock to the consultants. The value of the shares, $50,000, is based on the closing price of the common stock at $0.10 on January 3, 2011, and is being amortized over the three-year term of the contracts commencing on March 1, 2010.

During the year ended February 28, 2011, the Company sold 2,134,823 shares of common stock to investors for a cash price of $0.71 per share and a total amount of $1,515,725.

Warrant activity for the year ended February 28, 2011 and 2010, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2009	-	$-
Granted	2,750,000	1.30
Exercised	-
Cancelled	-
Forfeited or expired	(200,000)	0.65
Balance at February 28, 2010	2,550,000	1.35
Granted	-
Exercised	-
Cancelled	(1,000,000)	$1.50
Balance at February 28, 2011	1,550,000	$1.26

The following table summarizes the shares of common stock issuable upon exercise of warrants outstanding at February 28, 2011 and 2010:

Exercise Price	Outstanding at February 28, 2011	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at February 28, 2011
$1.00	750,000	0.16	750,000
$1.50	800,000	1.15	800,000

Exercise Price	Outstanding at February 28, 2010	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at February 28, 2010
$1.00	750,000	1.15	750,000
$1.50	1,800,000	1.95	1,800,000

NOTE 7 – INVENTORIES

As of February 28, 2011 and 2010, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	February 28, 2011	February 28, 2010
Raw Material	$199,757	$76,044
Work-in-process	77,015	11,269
Finished goods	326,100	59,313
Gross inventory	$602,872	$146,626
Less amount to reduce inventories to lower of cost or market	(602,872)	-
Net inventory	$-	$146,626

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 28, 2011	February 28, 2010
Transportation	$1,684	$-
Office equipment	104,019	66,365
Machinery	52,303	-
Equipments for leases	-	755,681
Other equipment	-	4,016
Total property and equipment	158,006	826,062
Accumulated depreciation	(48,364)	(38,555)
Accumulated impairment	-	(155,734)
Total property and equipment, net	$109,642	$631,773

Depreciation and amortization expenses during the year ended February 28, 2011 and 2010 were $75,803 and $52,111, respectively.

NOTE 9 – DEFERRED ASSETS

Deferred assets consisted of the following:

	February 28, 2011	February 28, 2010
Long-term prepaid professional fee	$461,958	$451,500
Other long-term prepaid expenses	43,986	43,734
Total deferred assets	$505,944	$495,234

NOTE 10 – OTHER ASSETS

Other assets are reported at the lower of the carrying amount or fair values less cost to sell. As of February 28, 2011, the net realizable value of this idle asset was $170,964. This equipment has been used for a contract which has been terminated, and the Company has no further use for this equipment. Therefore, the balance of this idle equipment has been classified from property and equipment into other assets. The Company still has other payable regarding this equipment as of February 28, 2011and 2010 were $470,899 and $547,836, respectively.

NOTE 11 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at February 28, 2011 and 2010:

	February 28, 2011	February 28, 2010
From First Bank, interest at 4.94%, maturity date July 1, 2012	$32,921	$50,921
Unrelated party loan, free interest and due on demand	23,478	-
Related party loan, interest at 1.00%, maturity date April 20, 2011	186,500	-
Total	242,899	50,921
Current portion	$232,969	$20,339
Long-term portion	$9,930	$30,582

NOTE 12 – ACCRUED DERIVATIVE LIABILITIES

On September 29, 2009, the Company sold to the Investor for $700,000 (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share.  Pursuant to this agreement, the Company agreed that:

•	for 18 months after the closing, the Company will not issue any class or debt or equity which could be convertible into common stock.

•
if the Company issues common stock to any investor at a price of less the $0.70 per share, the Company would issue to the Investor such number of additional shares which equals to the amount of the Investor’s purchase ($700,000) divided by the difference between $0.70 per share and the purchase price paid in the subsequent offering.

On or about December 8, 2010, the Company signed a Securities Exchange Agreement with the Investor whereby thre Company issued 1,000,000 common shares to the Investor in exchange for the cancellation of the warrants held by the Investor which were issued on September 29, 2009.   As a result of this transaction, the anti-provision clause under the September 29, 2009 agreement no longer was applicable effective December 8, 2010.

As a result, the Company recorded a gain on change in fair value of accrued derivative liabilities in the amount of $1,783,274 for the year ended February 28, 2011 and had no derivative liabilities as of February 28, 2011.

NOTE 13 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company pays income taxes under the laws of the Republic of China (Taiwan).  For the year ended February 28, 2011 and 2010, there were no income tax expenses.

NOTE 14 – RELATED PARTY TRANSACTIONS

-	Due to related parties

As of February 28, 2011 and 2010, the Company had outstanding borrowings from

-	its chief executive officer in the aggregate amounts of $804,821 and $337,155, respectively,
-	one of its directors in the aggregate amounts of $1,498,665 and $1,332,187, respectively,
-	the former president of its subsidiary, UP, in the aggregate amounts of $0 and $105,972, respectively, and
-	one shareholder in the aggregate amounts of $51,987 and $0, respectively.

The borrowings were used for general working capital needs, and they do not bear interest and are payable on demand.

As of February 28, 2011 and 2010, the Company had accounts payable amounted of $0 and $26,075, respectively, to a company controlled by a former director of one of the Company’s subsidiaries.

NOTE 15 - CONCENTRATION

-	Major customers

The following table provides information as to sales to each customer who accounted for at least 10% of the Company’s revenue for the year ended February 28, 2011 and 2010, respectively, and the accounts receivable from such customers:

	Revenue Year Ended February 28,	Percentage of Total Revenue	Accounts Receivable At February 28,
2011
-Customer A	$106,033	10%	$27,520
2010
-Customer a	$122,011	12%	$-

Substantially all of the Company's revenue is derived from sales of LED lighting products.  Any significant decline in market acceptance of the Company's products or in the financial condition of the Company's existing customers could impair the Company's ability to operate effectively.

-	Major suppliers

The following table provides information as to purchase to each major supplier who accounted for 10% or more of the Company’s purchases for the year ended February 28, 2011 and 2010, respectively, and the accounts payable to such suppliers:

	Purchase Year Ended February 28,	Accounts /Notes Payable At February 28,
2011
-Vendor A	$264,174	$75,752
2010

There is no major supplier who accounted over 10% or more of the Company’s purchases for the year ended February 28, 2010.

NOTE 16 - COMMITIMENTS AND CONTINGENCIES

The Company rent offices under several operating leases. The Company minimum rent for the future is following as:

Twelve months ending	Amounts
February 28, 2012	$184,424
February 28, 2013	$35,535

The Company restated its financial statements at February 28, 2009 and for the year then ended, and will restate the financial statements for each quarter in the fiscal year ended February 28, 2010.   The Company cannot determine whether it will incur any liability as a result of such restatement.

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity and at February 28, 2011 and 2010 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2009	$78,127
Change for the year ended	(120,302)
Balance at February 28, 2010	$(42,175)
Change for the year ended	(339,890)
Balance at February 28, 2011	$(382,065)