Form 10-Q
period 2011-05-31
XODTEC LED, INC.
filed 2011-07-19
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

XODTEC LED, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of July 19, 2011: 30,864,827

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended May 31, 2011

TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of May 31, 2011 (unaudited) and February 28, 2011 (audited)	3
	Consolidated Statements of Operations and Comprehensive Income for the three months ended May 31, 2011 and 2010 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended May 31, 2011 and 2010 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4.	Controls and Procedures.	19

	PART II - OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 6.	Exhibits.	21

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended February 28, 2011 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

 PART 1 - FINANCIAL INFORMATION

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2011	February 28, 2011

ASSETS
Current assets
Cash and cash equivalents	$33,392	$35,652
Notes receivable, net	60,836	66,708
Accounts receivable, net	112,067	119,008
Other receivables	81,281	84,753
Inventories, net	334,079	-
Prepayments	127,854	340,631
Other current assets	56,008	42,217
Total current assets	805,517	688,969

Property and equipment, net	106,039	109,642

Other Assets
Deposits	61,317	61,060
Deferred assets	340,976	505,944
Other assets	197,883	170,964

Total assets	$1,511,732	$1,536,579

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term borrowings	$242,312	$232,969
Notes payable	12,927	151
Accounts payable	197,637	289,517
Other payable	474,268	471,620
Accrued liabilities	608,628	445,611
Due to related parties	2,782,521	2,355,473
Other current liabilities	53,937	259,006

Total current liabilities	4,372,230	4,054,348

Long-term liability	4,016	9,930

Total liabilities	4,376,246	4,064,278
Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock( 225,000,000 authorized shares, par value $0.001 per share; 28,864,827 and 28,864,827 issued and outstanding, respectively)	28,865	28,865
Subscription receivable	(130,000)	(130,000)
Additional paid in capital	3,559,507	3,639,507
Accumulated deficit	(6,111,816)	(5,684,006)
Accumulated other comprehensive gain - translation adjustments	(211,070)	(382,065)

Total stockholders' deficit	(2,864,514)	(2,527,699)
Total liabilities and stockholders' deficit	$1,511,732	$1,536,579

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME

	Three months ended May 31,
	2011	2010

Revenue	$227,708	$243,785

Cost of revenue
Cost of good sold	182,071	175,479
Reversal of inventory writedown	(335,681)	-
	(153,610)	175,479
Gross profit	381,318	68,306

Selling, general and administrative expenses	806,937	685,398

Net operating loss	(425,619)	(617,092)

Other income (expense)
Interest expense	(1,500)	(696)
Gain (loss) on exchange	693	(82)
Gain on change in fair value of accrued derivative liabilities	-	615,209
Other income (expense)	(1,354)	3,431
Total other income (loss)	(2,161)	617,862

Net income (loss) before income taxes	(427,780)	770

Income taxes	30	-

Net income (loss)	$(427,810)	$770

Translation adjustments	170,995	(10,366)

Comprehensive income	$(256,815)	$(9,596)

Net income (loss) per share
- Basic	$(0.01)	$0.00
- diluted	$(0.01)	$0.00

Weighted average common shares outstanding
- Basic and	28,864,827	22,676,705
- diluted	28,864,827	22,676,705

The accompanying notes are an integral part of the financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2011	2010

Cash Flows from operating activities:
Net income (loss)	$(427,810)	$770
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	12,474	25,827
Issuance of common shares or warrants and amorization of professional services	290,667	82,625
Reversal of inventory writedown	(335,681)	-
(Gain) on change in fair value of accrued derivative liabilities	-	(615,209)
(Increase) Decrease in assets:
Notes receivable	6,096	18,272
Accounts receivable	7,372	(52,667)
Other receivables	3,793	(4,258)
Inventories	4,735	(51,981)
Prepayments	1,619	(12,551)
Other current assets	(13,484)	(5,498)
Deposits	-	(3,246)
Decrease (Increase) in liabilities:
Accounts payable	(92,228)	3,247
Notes payable	12,656	(68,239)
Other payable	652	4,362
Accrued liabilities	159,625	45,845
Other current liabilities	(19,738)	3,605

Net cash used in operating activities	(389,252)	(629,096)

Cash Flows from Investing activities:
Increase in restricted cash	-	(26,996)
Increase in deferred assets	-	(14,591)
Prepayment of property and equipment	(25,952)	-
Purchase of property and equipment	(2,765)	(129,105)

Net cash used in investing activities	(28,717)	(170,692)

Cash flows from financing activities:
Proceeds from borrowings	2,381	23,316
Proceeds from loans from related parties	413,200	(146,694)
Proceeds from issuance of shares	-	805,724

Net cash provided by financing activities	415,581	682,346

Effect of exchange rate changes on cash and cash equivalents	128	1,378

Net increase in cash and cash equivalents	(2,260)	(116,064)
Cash and cash equivalents, beginning of the year	35,652	255,884

Cash and cash equivalents, end of the year	$33,392	$139,820

Supplemental disclosures of cash flow information:
Interest paid	$1,500	$696
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Xodtec LED, Inc.  (“Company”) is a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  On June 28, 2009, the Company’s corporate name was changed to Xodtec Group USA, Inc., and on May 17, 2010 the Company’s corporate name was changed to Xodtec LED, Inc.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles (“GAAP”) for interim financial reporting.. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended February 28, 2011. In the opinion of management, the interim financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASC 605. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.   Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Sales taxes are not recorded as a component of sales.

Cost of Revenue

The cost of revenue represents, primarily, the cost of manufacturing by third party manufacturers based on a contract price, as well as warehousing costs, shipping and handling costs, and any cost related inventory adjustment, including write downs for excess and obsolete inventory.  During the three months ended May 31, 2011, cost of revenue also includes the reversal of a previously taken inventory writedown.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All compounding shipping and handling costs are classified as cost of revenue.

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Allowance for doubtful accounts amounted to $33,168 and $33,028 at May 31, 2011 and February 28, 2011, respectively.

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company recorded approximately$266,557 and $602,872 of inventory valuation reserve for LCM inventory adjustments for the nine months ended May 31, 2011 and February 28, 2011, respectively.

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

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain on change in fair value of accrued derivative liabilities.” During the year ended February 28, 2010, the Company determined that there were derivatives and accrued derivative liabilities. During the year ended February 28, 2011, the conditions that gave rise to the derivative liability terminated and at February 28, 2011, there was no longer any derivative liability.  The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain on change in fair value of accrued derivative liabilities.”  The gain in change in fair value of derivative liabilities for the three months ended May 31, 2011 and 2010 was $0 and $615,209, respectively.  There was no derivative liability at February 28, 2011 or May 31, 2011.

Subscription Receivable

The subscription receivable reflects the sale of common stock in July 2009 for which the Company had not received payment as of May 31, 2011 or February 28, 2011. The Company is continuing communicate with this investor and anticipates that it will receive payment in July 2011.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the three months ended May 31, 2011.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for the three months ended May 31, 2011, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

	Average Rate for the three months
May 31,	2011	2010
Taiwan dollar (NTD)	NTD 29.97079	NTD 31.73182
United States dollar ($)	$1.00000	$1.00000

	Exchange Rate at
May 31,	2011	2010
Taiwan dollar (NTD)	NTD 29.68975	NTD 32.65000
United States dollar ($)	$1.0000	$1.0000

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income (loss) on its statements of stockholders’ equity.

Share Based Expense

ASC 718 requires a public entity to expense the cost of employee and non-employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company expenses share-based costs in the period incurred.

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months ended May 31, 2011, the Company incurred a net loss of approximately $0.4 million and an operating loss of approximately $0.4 million.  The Company had a negative cash flow in operating activities amounting approximately $0.4 million in the three months ended May 31, 2011, and the Company’s accumulated deficit was approximately $6 million as of May 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions and defer the amounts due under the credit line, however, the Company has relied primarily on loans from its directors. Management believes that actions presently being taken to obtain additional funding could provide the opportunity for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 5 – INVENTORIES

As of May 31, 2011 and February 28, 2011, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	May 31, 2011	February 28, 2011
Raw material	$346,566	$199,757
Work-in-process	66,428	77,015
Finished goods	187,642	326,100
Gross inventory	$600,636	$602,872
Less amount to reduce inventories to lower of cost or market	(266,557)	(602,872)
Net inventory	$334,079	$-

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	May 31, 2011	February 28, 2011
Transportation	$1,691	$1,684
Office equipment	107,249	104,019
Machinery	52,523	52,303
Total property and equipment	161,463	158,006
Accumulated depreciation	(55,424)	(48,364)
Total property and equipment, net	$106,039	$109,642

 Depreciation and amortization expenses during the three months ended May 31, 2011 and 2010 were $12,474 and $25,827, respectively.

NOTE 7 – DEFERRED ASSETS

Deferred assets consisted of the following:

	May 31, 2011	February 28, 2011
Long-term prepaid professional fee	$302,541	$461,958
Other long-term prepaid expenses	38,435	43,986
Total deferred assets	$340,976	$505,944

NOTE 8 – OTHER ASSETS

Other assets consisted of the following:

	May 31, 2011	February 28, 2011
Idle asset	$171,685	$170,964
Prepayment of property and equipment	26,198	-
Total other assets	$197,883	$170,964

Idle asset is reported at the lower of the carrying amount or fair values less cost to sell. As of May 31, 2011, the net realizable value of this idle asset was $171,685. This equipment has been used for Energy saving contract, which has been terminated, and this equipment will not have other usage. The Company has other payable regarding this equipment as of May 31, 2011 and February 28, 2011 was $472,886 and $470,899, respectively.

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at May 31, 2011 and February 28, 2011:

	May 31, 2010	February 28, 2011
From First Bank, interest at 4.94%, maturity date July 1, 2012	$27,397	$32,921
Unrelated party loan, free interest and due on demand	16,841	23,478
Related party loan, interest at 1.00%, maturity date April 20, 2011	-	186,500
Related party loan, free interest and due on demand	202,090
Total	246,328	242,899
Current portion	$242,312	$232,969
Long-term portion	$4,016	$9,930

NOTE 10 – RELATED PARTY TRANSACTIONS

-	Due to related parties

As of May 31, 2011 and February 28, 2011, the Company had outstanding borrowings from

-	its CEO in the aggregate amounts of $822,358 and $804,821, respectively,
-	one of its directors in the aggregate amounts of $1,907,956 and $1,498,665, respectively,
-	one shareholder in the aggregate amounts of $52,207 and $51,987, respectively.

The borrowings were used for general working capital needs, and they do not bear interest and are payable on demand.

NOTE 11 - COMMITIMENTS AND CONTINGENCIES

The Company rent offices under several operating leases. The Company minimum rent for the future is following as:

Twelve months ending	Amounts
May 31, 2012	$152,029
May 31, 2013	$18,182

The Company restated its financial statements at February 28, 2009 and for the year then ended, and will restate the financial statements for each quarter in the fiscal year ended February 28, 2010.  The Company cannot determine whether it will incur any liability as a result of such restatement.

NOTE 12 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

Warrant activity for the year ended May 31, 2011 and February 28, 2011, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2010	2,550,000	$1.35
Granted	-
Exercised	-
Cancelled	(1,000,000)	1.50
Forfeited or expired	-
Balance at February 28, 2011	1,550,000	1.26
Granted	-
Exercised	-
Cancelled	-
Expired	(1,500,000)	$1.26
Balance at May 31, 2011	-	$-

NOTE 13 - CONCENTRATION

-	Major customers

The following table provides information as to sales to each customer who accounted for at least 10% of the Company’s revenue for the three months ended May 31, 2011 and 2010, respectively, and the accounts receivable from such customers:

	Revenue Three Months Ended May 30,	Percentage of Total Revenue	Accounts Receivable At May 30,
2011
-Customer A	$45,463	19%	$48,188
-Customer B	28,959	12%	7,041
2010
No customer accounted for 10% or more of the Company’s revenue for the three months ended May 31, 2010.

Substantially all of the Company's revenue is derived from sales of LED lighting products.  Any significant decline in market acceptance of the Company's products or in the financial condition of the Company's existing customers could impair the Company's ability to operate effectively.

-	Major suppliers

The following table provides information as to purchase to each major supplier who accounted for 10% or more of the Company’s purchases for the three months ended May 31, 2011 and 2010, respectively, and the accounts payable to such suppliers:

	Purchase Three months Ended May 31,	Accounts /Notes Payable At May 31,
2011
-Vendor A	$69,935	$67,938
-Vendor C	20,820	22,068
2010
-Vendor A	14,807	-
-Vendor B	14,545	6,292

NOTE 15 – INCOME TAXES

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

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity and at May 31, 2011 and February 28, 2011 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2011	$(382,065)
Change for three month periods ended	170,995
Balance at May 31, 2011	$(211,070)

NOTE 17 - SUBSEQUENT EVENTS

On July 1, 2011, the Company issued 2,000,000 shares of common stock to a director in exchange for the cancellation of $200,000 of notes due to the director.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products are commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions which include the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.  During the quarter ended May 31, 2011, our gross margin was 20.04%, as compared with 28.0% for the fiscal first quarter ended May 31, 2010, primarily because we have experienced an increase in LED product sales which yield lower margins than LED project sales.  To the extent that we offer low prices for the LED products and are not able to combine the low prices for the LED prices with a project which also requires our services, our ability to operate profitably will be impaired, especially to the extent that LED users do not seek services as part of a project.  We cannot assure you that we will be successful in marketing projects which require our know-how in the design of a lighting solution.

We require significant cash for the development of our business.  Offering project-based solutions and offering lighting solutions where our revenue is dependent on the customers’ cost savings is very capital intensive, since we will have to finance both the LED products and the design and other services significantly in advance of receipt of payment.  Our failure to obtain the necessary funding will impair our ability to generate revenue from this type of sale.  To the extent that we have to rely on the sale of LED products, our margins, as well as our ability to operate profitably, will be impaired.

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

Effect of Absence of Financial Controls; Prior Restatement of Financial Statements

Our financial statements at February 28, 2010 and for each quarter in the year ended February 28, 2010 were restated to reflect corrections in the statements previously provided. Such restated financial statement have been included in our prior reports filed with the SEC.  In connection with our financial statements for the fiscal year ended February 28, 2010 and each quarter in that year, we determined that securities issued to an investor were derivative instruments that required us to record the fair value of such instruments as derivative liabilities in accordance with ASC 815 “Derivatives and Hedging.” In addition, since it was possible that we would not have a sufficient number of authorized and unissued shares at February 28, 2010 to settle its other outstanding warrants, which were issued prior to September 29, 2009, in common stock, we reclassified the fair value of such warrants from equity to accrued derivative liabilities as of September 29, 2009. Our financial statements for the year ended February 28, 2010 and for each quarter in the fiscal year have been restated to reflect such correction.  As of February 28, 2011 and May 31, 2011, there were no derivative securities outstanding.

Although we are taking steps to implement financial controls so that the transactions to which we are a party are accounted for in accordance with generally accepted accounting principles consistently applied , we cannot assure you that we will be able to implement financial controls in a timely manner or that our controls will be effective.

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

Cost of Revenue

The cost of revenue represents, primarily, the cost of manufacturing by third party manufacturers based on a contract price, as well as warehousing costs, shipping and handling costs, and any cost related inventory adjustment, including write downs for excess and obsolete inventory.  During the three months ended May 31, 2011, cost of revenue also includes the reversal of a previously taken inventory writedown.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All compounding shipping and handling costs are classified as cost of revenue.

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain on change in fair value of accrued derivative liabilities.” During the year ended February 28, 2010, the Company determined that there were derivatives and accrued derivative liabilities. During the year ended February 28, 2011, the conditions that gave rise to the derivative liability terminated and at February 28, 2011, there was no longer any derivative liability.  The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain on change in fair value of accrued derivative liabilities.”  The gain in change in fair value of derivative liabilities for the three months ended May 31, 2011 and 2010 was $0 and $615,209, respectively.  There was no derivative liability at February 28, 2011 or May 31, 2011.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company recorded approximately$266,557 and $602,872 of inventory valuation reserve for LCM inventory adjustments for the nine months ended May 31, 2011 and February 28, 2011, respectively.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for the three month periods ended May 31, 2011 and 2011 was not significant.

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

Results of Operations

Three months ended May 31, 2011 and 2010

The following table sets forth the results of our operations for the three months ended November 30, 2010 and 2009 in dollars and as a percentage of revenues:

	Three Months Ended May 31,
	2011		2010
	Dollars	%	Dollars	%
Revenues	$227,708	100.0%	$243,785	100.0%
Cost of sales	182,071	80.0%	175,479	72.0%
Reversal of inventory writedown	(335,681)	(147.4)%	0	0%
Total cost of revenue	153,610	67.5%	175,479	72.0%
Gross profit	381,318	167.5%	68,306	28.0%
Selling, general and administrative expenses	806,937	354.4%	685,398	281.1%
Operating income (loss)	(425,619)	(186.9)%	(617,092)	(253.1)%
Interest expense, net	(1,500)	(0.7)%	(696)	(0.3)%
Gain(Loss) on exchange	693	(0.3)%	(82)	0.0%
Gain on change in fair value of accrued derivative liability	0	0.0%	615,209	252.4%
Other income (expense)	(1,354)	(0.6)%	3,431	1.4%
Income tax	30	0.0%	0	0.0%
Net income (loss)	$(427,810)	(187.9)%	$770	0.3%

Revenues.  Revenues for the three months ended May 31, 2011 were $227,708, a decrease of $16,077, or approximately 6.6%, from revenues of $243,785 for the three months ended May 31, 2010.   The decrease in revenue for the quarter ending May 31, 2011 resulted in an increase in sales from LED products and a reduction in sales of LED lighting solutions.  LED product sales produce lower gross margins than sales of LED lighting solutions. We initiated a lower pricing strategy as we hope to establish our LED products in the marketplace.  However, we cannot give any assurance that we will be able to sell our products at prices which will enable us to operate profitably.

Gross Profit/ Gross Margin.   For the three months ended May 31, 2011, our gross profit was $381,318, resulting in gross margins of 67.45%, as compared with a gross profit of $68,306, resulting in a gross margin of 28% for the comparable quarter of 2010. The increase in gross margins reflects the reversal of an inventory writedown of $335,681which was taken at February 28, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from 685,398 in the quarter ended May 31, 2010 to $806,937 in the quarter ended May 31, 2011, an increase of $121,539, or approximately 17.7%. This increase reflects higher expenses related to our business development and marketing efforts seeking to expand into the People’s Republic of China.

Operating Loss. In the three months ended May 31, 2011 operating loss was $425,619 as compared with an operating loss of $617,092 for the comparable quarter in 2010, a decrease in our loss of approximately $191,473 or 31.3%.  The decrease in the operating loss reflects the $335,681 reversal of the inventory writedown.

Gain on Change in Value of Accrued Derivative Liabilities.    During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share and warrants which had anti-dilution provisions which could have resulted in the Company being required to settle its common stock obligations by issuing more than the number of authorized and unissued shares of common stock. As a result of such provisions, we incurred derivative liabilities. During the quarter ended March 31, 2010, we recognized a gain of approximately $615,000 reflecting the change in fair value of the accrued derivative liability.  The change reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, takes into effect a number of factors, including changes in the market price of the common stock. We had no derivative liabilities at either February 28, 2011 or May 31, 2011.

Other Income (Expense).  Other income, consisting of interest expense, gain (loss) on exchange and other income (expense) was not material for the three month periods ended May 31, 2011 or 2010.

Net Loss.  As a result of the foregoing, our net loss for the three months ended May 31, 2011 was $427,780or $(0.01) per share (basic and diluted), as compared with a restated net income of $770 or $0.00 per share (basic and diluted) for the three month period ended May 31, 2010.

Liquidity and Capital Resources:

The following table sets forth information as to the principal changes in the components of working capital from February 28, 2011 to May 31, 2011:

Category	May 31, 2011	February 28, 2011	Change (in $)	% Change
Current assets:
Cash and cash equivalents	$33,392	$35,652	$(2,260)	(6.3)%
Notes receivable, net	60,836	66,708	(5,872)	(8.8)%
Accounts receivable, net	112,067	119,008	(6,941)	(5.8)%
Other receivables	81,281	84,753	(3,472)	(4.1)%
Inventories	334,079	-	334,079	100.0%
Prepayments	154,052	340,631	(186,579)	(54.8)%
Other current assets	56,008	42,217	13,791	32.7%
Current liabilities:
Short-term borrowings from banks	242,312	232,969	9,343	4.0%
Notes payable	12,927	151	12,776	8460.9%
Accounts payable	197,637	289,517	(91,880)	(31.7)%
Other payables	474,268	471,620	2,648	0.6%
Accrued liabilities	608,628	445,612	163,016	36.6%
Due to related parties	2,782,521	2,355,473	427,048	18.1%
Other current liabilities	53,937	259,006	(205,069)	(79.2)%
Working capital:
Total current assets	831,715	688,969	142,746	20.7%
Total current liabilities	4,372,230	4,054,348	317,882	7.8%
Working capital	(3,540,515)	(3,365,380)	(175,135)	5.2%

Our working capital deficiency decreased nominally from a deficiency of $3,365,380 at February 28, 2011 to a deficiency of $3,540,515 at May 31, 2011.

During the three months ended May 31, 2011, we financed our operations principally through the loans from company officers and directors.

During the three months ended May 31, 2011, we used $389,252 in our operations, principally reflecting our loss of $427,810, the issuance of equity for compensation of $290,667, the reversal of an inventory writedown of $335,681, a decrease in accrued liabilities of $159,625 and an increase in accounts payable of $92,228.   Cash flow used in investing activities was not significant, consisting of prepayments and purchase of property and equipment.  Cash flow from financing activities was $415,581, consisting primarily of proceeds of loans from related parties.

During the three months ended May 31, 2010, we used $629,096 in our operations, principally reflecting our nominal net income of $770 and the gain on change in fair value of derivative liabilities of $615,219.  Cash flow used in investing activities of $170,692 reflected primarily purchase of property and equipment of $129,105. Cash provided by financing activities of $682,346 reflected primarily the proceeds from the sale of common stock of $805,725 and payment of loans to related parties of $146,694.

As of May 31, 2011, we owed a total of approximately $ 2.78 million to related parties – our chief executive officer and one of our directors and the president of one of our subsidiaries.  The borrowings do not bear interest and are payable on demand.

We believe that we require significant financing for our operations, but based on our low gross margin, losses from operations, working capital deficiency and negative stockholders’ equity, combined with our low stock price and the absence of an active trading market in our stock, we may difficulty raising additional funds through the sale of our equity or debt securities.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including Yao-ting Su, our chief executive and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of May 31, 2011.

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

As previously reported, during our assessment of the effectiveness of internal control over financial reporting at February 28, 2011, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

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

We became a reporting company in April 2009.  At the end of our fiscal year ended February 28, 2009, and until April 2009, when we completed the reverse acquisition, we were operating as three privately-owned companies whose operations were not consolidated for financial reporting purpose.  Our business is located in the Republic of China and our products are manufactured for us by third parties in the People’s Republic of China.  We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending February 28, 2010. During almost all of fiscal 2010 our internal accounting staff was primarily engaged in ensuring compliance with Republic of China accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2010 to address these deficiencies, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the Republic of China, management has determined that they require additional training and assistance in US GAAP matters, which is reflected in our need to restate our financial statements for each of the quarters in the fiscal year ended February 28, 2010.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an audit committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.  In addition, the same person serves as both our chief executive offer and our chief financial officer.

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by May 31, 2011.

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

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, both our financial condition and our size may make it difficult for us to hire the qualified personnel which we require.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2011, we issued 2,000,000 shares of common stock to Hui-Yun Lo, a director, in exchange for the cancellation of a non-interest bearing note due from us in the principal amount of $200,000.  The issuance of these shares was exempt from registration under Regulation S of the Securities and Exchange Commission under the Securities Act of 1933 (the “Securities Act”).  Ms. Lo is not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act.  Ms. Lo acquired the common stock for investment purposes for her own account and not as a nominee or agent, and not with a view to the resale or distribution thereof, and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

XODTEC LED, INC.

Date: July 19, 2011	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer