Form 10-Q
period 2011-08-31
XODTEC LED, INC.
filed 2011-10-24
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

XODTEC LED, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of October 15, 2011: 81,771,107

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended August 31, 2011

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

Part I – Financial Statements

Item 1.  Financial Statements

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2011	February 28, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,304	$35,652
Accounts receivable, net of allowances for bad debt of $33,725 and $33,028, respectively	183,118	185,716
Other receivables	83,498	84,753
Inventories, net	153,980	-
Prepayments	4,542	105,339
Deferred assets - current portion	57,499	235,292
Other current assets	50,405	42,217
Total current assets	547,346	688,969

Property and equipment, net	107,411	109,642

Other Assets
Deposits	83,050	61,060
Deferred assets, net of current portion	250,751	461,958
Other assets	229,653	214,950

Total assets	$1,218,211	$1,536,579

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term borrowings from banks and others	$278,883	$46,469
Accounts payable	197,488	289,668
Other payable	482,204	471,621
Accrued liabilities	463,585	445,611
Loans from related parties	553,217	2,541,973
Other current liabilities	57,185	259,006

Total current liabilities	2,032,562	4,054,348

Long-term liability	-	9,930

Total liabilities	2,032,562	4,064,278
Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock 225,000,000 authorized shares, par value $0.001 per share;	81,771	28,865
81,771,107 and 28,864,827 issued and outstanding, respectively
Additional paid in capital	6,136,924	3,509,507
Accumulated deficit	(6,752,428)	(5,684,006)
Accumulated other comprehensive loss	(280,618)	(382,065)

Total stockholders' deficit	(814,351)	(2,527,699)

Total liabilities and stockholders' deficit	$1,218,211	$1,536,579

See accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Six months ended August 31,		Three months ended August 31,
	2011	2010	2011	2010

Net sales	$395,815	$488,438	$168,107	$244,653

Cost of sales	134,302	630,270	287,912	454,791

Gross profit	261,513	(141,832)	(119,805)	(210,138)

Selling, general and administrative expenses	1,318,529	1,387,326	511,592	701,928

Operating loss	(1,057,016)	(1,529,158)	(631,397)	(912,066)

Other income (expense)
Interest income	136	173	136	173
Interest expense	(1,943)	(1,370)	(443)	(674)
Gain (loss) on exchange	1,839	(206)	1,146	(124)
Indemnity income	-	69,360	-	69,360
Gain on change in fair value of accrued derivative liabilities	-	1,246,423	-	631,214
Other income (expense)	(1,068)	3,404	286	(27)
Total other income (loss)	(1,036)	1,317,784	(1,125)	699,922

Loss before income taxes	(1,058,052)	(211,374)	(630,272)	(212,144)

Income taxes	10,370	-	10,340

Net loss	$(1,068,422)	$(211,374)	$(640,612)	$(212,144)

Foreign currency translation adjustments	101,447	(10,888)	(69,548)	(522)

Comprehensive loss	$(966,975)	$(222,262)	$(710,160)	$(212,666)

Net loss per share
- Basic and diluted	$(0.03)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	35,936,808	23,326,201	43,008,788	23,975,697

See accompanying notes to unaudited condensed consolidated financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2011	2010

Cash Flows from operating activities:
Net loss	$(1,068,422)	$(211,374)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	27,346	60,565
Amortization of deferred assets	419,000	130,917
Allowance for doubtful accounts	-	30,850
(Gain) on change in fair value of accrued derivative liabilities	-	(1,246,423)
(Increase) Decrease in assets:
Accounts receivable	6,554	(47,485)
Other receivables	3,061	(2,689)
Inventories	(154,902)	147,392
Prepayments	21,461	(6,309)
Other current assets	(7,341)	(9,906)
Deposits	(20,827)	(3,133)
Decrease (Increase) in liabilities:
Accounts payable	(98,877)	(19,928)
Other payable	642	1,964
Accrued liabilities	8,625	117,037
Other current liabilities	(18,026)	30,600

Net cash used in operating activities	(881,706)	(1,027,922)

Cash Flows from Investing activities:
Increase in deferred assets	-	(14,505)
Purchase of property and equipment	(33,007)	(187,863)
Net cash used in investing activities	(33,007)	(202,368)

Cash flows from financing activities:
Proceeds from (payment to) from banks and others	222,618	(10,089)
Proceeds from (payment to) loans from related parties	(669,863)	274,429
Proceeds from issuance of common shares	-	805,724

Net cash provided by financing activities	892,481	1,070,064

Effect of exchange rate changes on cash and cash equivalents	884	914

Net decrease in cash and cash equivalents	(21,348)	(159,312)
Cash and cash equivalents, beginning of the period	35,652	255,884

Cash and cash equivalents, end of the period	$14,304	$96,572

Supplemental disclosures of cash flow information:
Interest paid	$1,943	$1,370
Income taxes paid	$861	$-

See accompanying notes to unaudited condensed consolidated financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011

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

On April 1, 2009, in anticipation of the exchange agreement described in the following paragraph, APlus International, Ltd., a Nevada limited liability company (“APlus”), acquired all of the capital stock of Xodtec, Targetek and UP, pursuant to agreements with the shareholders of each of these companies (The application of domestic investment by foreign nationals governed by the Investment Commission of the Republic of China is still in the process ) and acquired a 35% interest in Radiant Sun pursuant to an agreement with the holders of 35% of the capital stock of Radiant Sun.  As a result of these agreements, the former shareholders of Xodtec, Targetek and UP and the former holders of 35% of the stock of Radiant Sun become the sole members of APlus.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidation financial statements and notes thereto for the fiscal year ended February 28, 2011 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Certain prior year amounts have been reclassified to conform with the current period’s presentation, none of which had an impact on total assets, stockholders’ equity (deficit), net loss, or net loss per share.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the six months ended August 31, 2011, the Company incurred a net loss of approximately $1.0 million and an operating loss of approximately $1.1 million.  The Company had a negative cash flow in operating activities amounting approximately $0.8 million in the six months ended August 31, 2011, and the Company’s accumulated deficit was approximately $6.9 million as of August 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding could provide the opportunity for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Xodtec Technology Co., Ltd., UP Technology Co., Ltd., and Targetek Technology Co., Led. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Advertising Expense

Advertising costs are expensed as incurred.  The Company has advertising expense amount of $0 and $10,646, for the six months ended August 31, 2011 and 2010, respectively.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method which approximates actual cost. The Company provides for a lower-of-cost-or-market and excess and obsolete allowances against gross inventory values. For the six months and three months ended August 31, 2011, the company sold approximated $220,000 and $130,00, respectively of inventories which were fully reserved as of February 28, 2011. These amounts were recorded as a cost of sales for the six months and threee months ended August 31, 2011.

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

Subscription Receivable

The subscription receivable reflects the sales of common stock in July 2009 for which the Company had not received payment as of August 31, 2011 or February 28, 2011, and which was written off and recorded as an adjustment to additional paid in capital during the quarter ended August 31, 2011.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the six months ended August 31, 2011.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for the six months ended August 31, 2011, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

	Average Rate for the three months
August 31,	2011	2010
Taiwan dollar (NTD)	NTD 28.95313	NTD 32.10883
United States dollar ($)	$1.00000	$1.00000

	Average Rate for the six months
August 31,	2011	2010
Taiwan dollar (NTD)	NTD 29.02550	NTD 31.92033
United States dollar ($)	$1.00000	$1.00000

	Exchange Rate at
August 31,	2011	2010
Taiwan dollar (NTD)	NTD 29.19920	NTD 32.06000
United States dollar ($)	$1.0000	$1.0000

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

NOTE 3 - FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, notes receivable, accounts receivable, other receivable, inventories, prepayments, other current assets, short-term borrowings from banks and others, notes payable, accounts payable, other payable, accrued liabilities, loan from related parties and other current liabilities approximate the related fair values due to the short-term maturities of instruments.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 5 – INVENTORIES

As of August 31, 2011 and February 28, 2011, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	August 31, 2011	February 28, 2011
Raw material	$356,713	$199,757
Work-in-process	50,267	77,015
Finished goods	165,595	326,100
Gross inventory	$572,575	$602,872
Less inventory reserve	(418,595)	(602,872)
Net inventory	$153,980	$-

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	August 31, 2011	February 28, 2011
Transportation	$1,720	$1,684
Office equipment	116,150	104,019
Machinery	53,406	52,303
Total property and equipment	171,276	158,006
Accumulated depreciation	(63,865)	(48,364)
Total property and equipment, net	$107,411	$109,642

Depreciation expenses during the six months ended August 31, 2011 and 2010 were $27,346 and $60,565, respectively. Depreciation expense during the three months ended August 31, 2011 and 2010 were $14,872 and $34,738, respectively.

NOTE 7 – DEFERRED ASSETS

Deferred assets consisted of the following:

	August 31, 2011	Februaery 28, 2011
Deferred professional fee - current	$230,000	$447,500
Deferred professional fee - non-current	451,500	511,500
Total deferred professinal fee gross	681,500	959,000
Accumulated amortization	(373,250)	(261,750)
Total deferred professional fee, net	308,250	697,250
Less: Current portion	57,499	235,292
Long-term portion	$250,751	$461,958

Amortization expense during the six months ended August 31, 2011 and 2010 were $419,000 and $130,917, respectively. Amortization expense during the three months ended August 31, 2011 and 2010 were $128,333 and $48,292, respectively.

NOTE 8 – OTHER ASSETS

Other assets consisted of the following:

	August 31, 2011	February 28, 2011
Idle asset held for sales - equipment	$174,569	$170,964
Prepayment of property and equipment	22,874	-
Other prepayment - non-current	32,210	43,986
Total other assets	$229,653	$214,950

Idle asset represents equipment held for sales and it is reported at the lower of the carrying amount or fair values less estimated cost of sale. As of August 31, 2011, the net realizable value of this idle asset was $174,569. This equipment has been used for an energy saving contract, which has been terminated, and this equipment does not have other usage. The Company has other payable regarding this equipment as of August 31, 2011 and February 28, 2011 of $480,830 and $470,899, respectively.

NOTE 9 – SHORT-TERM BORROWINGS FROM BANKS AND OTHERS

Short-term borrowings consisted of the following at August 31, 2011 and February 28, 2011:

	August 31, 2011	February 28, 2011
From First Bank, interest at 4.94%, maturity date July 1, 2012	$22,026	$32,921
Unrelated party loan, free interest and due on demand	17,124	23,478
From Taiwan Business Bank, interest at 3.75%, maturity date August 15, 2012	239,733
Total	278,883	56,399
Current portion	$278,883	$46,469
Long-term portion	$-	$9,930

Interest expenses during the six months ended August 31, 2011 and 2010 were $1,943 and $1,370, respectively. Interest expense during the three months ended August 31, 2011 and 2010 were $433 and $674, respectively.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	August 31, 2010	February 28, 2011
Accrued salaries	$312,385	$184,531
Accrued professional fee	63,698	85,333
Accrued others	87,502	175,747
Total	$463,585	$445,611

NOTE 11 – RELATED PARTY TRANSACTIONS

	August 31, 2010	February 28, 2011
Non interest bearing and payable on demand to Chief Executive Officer of the Company	$167,892	$804,821
Non interest bearing and payable on demand to its directors of the Company	347,310	1,498,665
Non interest bearing and payable on demand to three shareholders of the Company	38,015	238,487
Total	$553,217	$2,541,973

NOTE 12 - COMMITIMENTS AND CONTINGENCIES

The Company rents offices under several operating leases. The Company’s minimum rent for the future is following as:

Twelve months ending	Amounts
August 31, 2012	$221,244
August 31, 2013	$142,646
August 31, 2014	$121,273

The Company restated its financial statements at February 28, 2009, for the year then ended, and for each quarter in the fiscal year ended February 28, 2010.  The Company cannot determine whether it will incur any liability as a result of such restatement.

NOTE 13 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

On July 1, 2011, the Company entered debt cancellation agreement with a director pursuant to which the Company issued 2,000,000 shares of common stock to cancel the Company’s indebtedness in the principal amount of $200,000.

On July 11, 2011, the Company entered into a one-year contract with one consultant pursuant to which consultant is to provide services in connection with the Company’s expansion into China. Pursuant to the contract, the Company issued 300,000 shares of common stock to the consultant, which were valued at $30,000.

On August 5, 2011, the Company entered debt cancellation agreements with the Company’s chief executive officer and a director which the Company issued 16,447,160 and 34,159,120 shares of common stock to cancel the Company’s indebtedness in the principal amount of $822,358 and $1,707,965, respectively.

The Company issued the 700,002 shares of common stock and warrants to purchase 1,750,000 shares of commone stock in 2009.  All warrants had expired unexercised in April 2011.

Warrant activity for the year ended February 28, 2011 and the six months ended August 31, 2011, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2010	2,550,000	$1.35
Granted	-
Exercised	-
Cancelled	(1,000,000)	1.50
Forfeited or expired	-
Balance at February 28, 2011	1,550,000	1.26
Granted	-
Exercised	-
Cancelled	-
Expired	(1,550,000)	$1.26
Balance at August 31, 2011	-	$-

NOTE 14 - CONCENTRATION

-	Major customers

The following table provides information as to sales to each customer who accounted for at least 10% of the Company’s revenue for the six months ended August 31, 2011 and 2010, respectively, and the accounts receivable from such customers:

	Revenue Six Months Ended August 31,	Percentage of Total Revenue	Accounts Receivable At August 31,
2011
-Customer A	$120,209	30%	$77,880

2010
-Customer B	$65,789	13%	$68,114
-Customer A	54,842	11%	11,555
-Customer C	49,494	10%	-

Substantially all of the Company’s revenue is derived from sales of LED lighting products.  Any significant decline in market acceptance of the Company’s products or in the financial condition of the Company’s existing customers could impair the Company’s ability to operate effectively.

-	Major suppliers

The following table provides information as to purchase to each major supplier who accounted for 10% or more of the Company’s purchases for the six months ended August 31, 2011 and 2010, respectively, and the accounts payable to such suppliers:

	Purchase Six months Ended August 31,	Accounts /Notes Payable At August 31,
2011
-Vendor A	$72,212	$39,474
-Vendor B	28,471	-
-Vendor C	26,079	12,333
2010
-Vendor A	61,386	35,390

NOTE 15– INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company pays income taxes under the laws of the Republic of China (Taiwan).  For the six months ended August 31, 2011 and 2010, the Company has income tax amount of $10,370 and $0, respectively. For the three months ended August 31, 2011 and 2010, the Company has income tax amount of $10,340 and $0, respectively.

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity and at August 31, 2011 and February 28, 2011 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2011	$(382,065)
Change in foreign currency translation	101,447
Balance at August 31, 2011	$(280,618)

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

Our ability to be successful is dependent upon our ability to offer customers lighting solutions that require our know-how in designing a system to meet the specific needs of the customer at a cost which is acceptable to the customer.  To the extent that stand-alone LED products are commodities with the customer looking solely to price, we will need to distinguish ourselves by offering solutions which include the LED product is an element.  At present, our gross margin on LED products is significantly less than our gross margin on project-based lighting solutions.    To the extent that we offer low prices for the LED products and are not able to combine the low prices for the LED prices with a project which also requires our services, our ability to operate profitably will be impaired, especially to the extent that LED users do not seek services as part of a project.  We cannot assure you that we will be successful in marketing projects which require our know-how in the design of a lighting solution or that we will ever be able to operate profitably.

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

Effect of Absence of Financial Controls; Prior Restatement of Financial Statements

Our financial statements at February 28, 2010 and for each quarter in the year ended February 28, 2010 were restated to reflect corrections in the statements previously provided. Such restated financial statements have been included in our prior reports filed with the SEC.  In connection with our financial statements for the fiscal year ended February 28, 2010 and each quarter in that year, we determined that securities issued to an investor were derivative instruments that required us to record the fair value of such instruments as derivative liabilities in accordance with ASC 815 “Derivatives and Hedging.” In addition, since it was possible that we would not have a sufficient number of authorized and unissued shares at February 28, 2010 to settle its other outstanding warrants, which were issued prior to September 29, 2009, in common stock, we reclassified the fair value of such warrants from equity to accrued derivative liabilities as of September 29, 2009. Our financial statements for the year ended February 28, 2010 and for each quarter in the fiscal year have been restated to reflect such correction.  As of February 28, 2011 and August 31, 2011, there were no derivative securities outstanding.

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

Cost of Revenue

The cost of revenue represents, primarily, the cost of manufacturing by third party manufacturers based on a contract price, as well as warehousing costs, shipping and handling costs, and any cost related inventory adjustment, including write downs for excess and obsolete inventory.  During the three and six months ended August 31, 2010, cost of revenue reflects a writedown of inventory and during the three and six months ended August 31, 2011.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All compounding shipping and handling costs are classified as cost of sales.

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain on change in fair value of accrued derivative liabilities.” During the year ended February 28, 2010, the Company determined that there were derivatives and accrued derivative liabilities. During the year ended February 28, 2011, the conditions that gave rise to the derivative liability terminated and at February 28, 2011, there was no longer any derivative liability.  The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain on change in fair value of accrued derivative liabilities.”  The gain in change in fair value of derivative liabilities for the three months ended August 31, 2011 and 2010 was $0 and $1,246,423, respectively.  There was no derivative liability at February 28, 2011 or August 31, 2011.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. The Company recorded approximately $418,595 and $602,872 of inventory valuation reserve for LCM inventory adjustments for the six ended August 31, 2011 and February 28, 2011, respectively.

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

Results of Operations

Three months ended August 31, 2011 and 2010

The following table sets forth the results of our operations for the three months ended August 31, 2011 and 2010 in dollars and as a percentage of revenues:

	Three Months Ended August 31,
	2011		2010
	Dollars	%	Dollars	%
Net sales	$168,107	100.0%	$244,653	100.0%
Cost of sales	287,912	171,.3%	454,791	185.9%
Gross profit	(119,805)	(71.3)%	(210,138)	(85. 9)%
Selling, general and administrative expenses	511,592	304.3%	701,928	286.9%
Operating loss	(631,397)	(375.6)%	(912,066)	(372.8)%
Interest expense, net	(307)	(0.2)%	(501)	(0.2)%
Gain on change in fair value of accrued derivative liability	-	0.0%	631,214	258.0%
Other income	1,432	0.9%	9,209	28.3%
Income tax	10,340	6.2%	-	0.0%
Net loss	$(640,612)	(381.1)%	$(212,144)	(86.7)%

Net Sales.  Net sales for the three months ended August 31, 2011 was $168,107, a decrease of $76,546, or approximately 31.3%, from net sales of $244,653 for the three months ended August 31, 2010.   The decrease in net sales for the quarter ending August 31, 2011 resulted from a decrease demand in sales from LED products and a reduction in sales of LED lighting solutions.  LED product sales produce lower gross margins than sales of LED lighting solutions. We previously initiated a lower pricing strategy as we hope to establish our LED products in the marketplace.  However, we cannot give any assurance that we will be able to sell our products at prices which will enable us to operate profitably.

Gross Profit/ Gross Margin.   For the three months ended August 31, 2011, our negative gross profit was ($119,805), resulting in a gross margin of (71.3)%, as compared with a negative gross profit of ($210,138) and a negative gross margin of (85.9)% for the comparable quarter of 2010. The increase in gross margins reflects the reversal of the company previously reserved inventory which has been sold out during this quarter. As a result of our pricing strategy, which sought to generate volume by offering a lower price, we had written off slow-moving inventory.

Selling, General and Administrative Expenses.Selling, general and administrative expenses decreased from $701,928 in the quarter ended August 31, 2010 to $511,592 in the quarter ended August 31, 2011, a decrease of $190,336, or approximately 27.1%. This decrease reflects lower expenses related to our business development and marketing efforts seeking to expand into the People’s Republic of China.

Gain on Change in Value of Accrued Derivative Liabilities.    During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share and warrants which had anti-dilution provisions which could have resulted in the Company being required to settle its common stock obligations by issuing more than the number of authorized and unissued shares of common stock. As a result of such provisions, we incurred derivative liabilities. During the quarter ended August 31, 2010, we recognized a gain of approximately $631,214 reflecting the change in fair value of the accrued derivative liability.  The change reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, takes into effect a number of factors, including changes in the market price of the common stock. We had no derivative liabilities at either February 28, 2011 or August 31, 2011.

Other Income (Expense).  Other income, consisting of interest expense, gain (loss) on exchange and other income (expense) was not material for the three month periods ended August 31, 2011 or 2010.

Six months ended August 31, 2011 and 2010

The following table sets forth the results of our operations for the six months ended August 31, 2011 and 2010 in dollars and as a percentage of revenues:

	Six Months Ended August 31,
	2011		2010
	Dollars	%	Dollars	%
Net sales	$395,815	100.0%	$488,438	100.0%
Cost of sales	134,302	33.9%	630,270	129.0%
Gross profit	261,513	66.1%	(141,832)	(29.0)%
Selling, general and administrative expenses	1,318,529	333.1%	1,387,326	284.0%
Operating loss	(1,057,016)	(267.0)%	(1,529,158)	(313.1)%
Interest expense, net	(1,807)	(0.5)%	(1,197)	(0.2)%
Gain on change in fair value of accrued derivative liability	--	0.0%	1,246,423	255.2%
Other income (expense)	771	0.2%	72,558	14.9%
Income tax	10,370	2.6%	--	0.0%
Net loss	$(1,068,422)	(270,0)%	$(211,374)	(43.3)%

Net Sales.  Net sales for the six months ended August 31, 2011 were $395,815, a decrease of $92,623, or approximately 19.0%, from revenues of $488,438 for the six months ended August 31, 2010.   The decrease in net sales for the six months ending August 31, 2011 resulted from a decrease in demand sales from LED products and a reduction in sales of LED lighting solutions.  LED product sales produce lower gross margins than sales of LED lighting solutions. We previously initiated a lower pricing strategy as we hope to establish our LED products in the marketplace.  However, we cannot give any assurance that we will be able to sell our products at prices which will enable us to operate profitably.

Gross Profit/ Gross Margin.   For the six months ended August 31, 2011, our gross profit was $261,513, resulting in a gross margin of 66.1%, as compared with a negative gross profit of ($141,832), and a negative gross margin of (29.0)% for the comparable period of 2010. The increase in gross margins reflects the reversal of the company previously reserved inventory which has been sold out during this quarter As a result of our pricing strategy, which sought to generate volume by offering a lower price, we had written off slow-moving inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $1,387,326 in the six months ended August 31, 2010 to $1,318,529 in the six month period ended August 31, 2011, a decrease of $68,797, or approximately 4.95%. This decrease reflects lower expenses related to our business development and marketing efforts seeking to expand into the People’s Republic of China.

Gain on Change in Value of Accrued Derivative Liabilities.    During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share and warrants which had anti-dilution provisions which could have resulted in the Company being required to settle its common stock obligations by issuing more than the number of authorized and unissued shares of common stock. As a result of such provisions, we incurred derivative liabilities. During the six months ended August 31, 2010, we recognized a gain of $1,246,423 reflecting the change in fair value of the accrued derivative liability.  The change reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, takes into effect a number of factors, including changes in the market price of the common stock. We had no derivative liabilities at either February 28, 2011 or August 31, 2011.

Other Income.  Other income, consisting of interest expense, gain (loss) on exchange and other income (expense) was not material for the six month periods ended August 31, 2011 or 2010.

Liquidity and Capital Resources:

Our working capital deficiency increased by $1,880,163, from a deficiency of $3,365,380 at February 28, 2011 to a deficiency of $1,485,216 at August 31, 2011.

During the six months ended August 31, 2011, we financed our operations principally through the loans from company officers and directors as well as bank loans.

During the six months ended August 31, 2011, we used $881,706 in our operations, principally reflecting our loss of $1,068,422, the issuance of equity for compensation of $419,000, and a decrease in accounts payable of $98,722. Cash flow used in investing activities was not significant, consisting of prepayments and purchase of property and equipment.  Cash flow from financing activities was $892,481, consisting primarily of proceeds of loans from related parties.

As of August 31, 2011, we owed a total of approximately $ 0.55 million to related parties – our chief executive officer and one of our directors and the president of one of our subsidiaries.  The borrowings do not bear interest and are payable on demand.

We incurred a loss from operations of $1.1 million for the six months ended August 31, 2011, compared to a loss from operations of $1.5 million for the six months ended August 31, 2010. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and raises substantial doubt that we will be able to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including Yao-ting Su, our chief executive and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of August 31, 2011.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by August 31, 2011.

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

We also intend to elect additional directors, who will be independent and one of whom could serve as the audit committee financial expert. We believe that the appointment of such directors will strongly influence our management in establishing the necessary controls; however, in view of our financial condition, the results of our operations, our need to restate prior period financial statements, our significant inventory writeoff or subsequent reversal of our inventory writeoff, our low stock price and lack of an active market in our common stock are among the factors which make it difficult for us to appoint independent directors, particularly director who would serve on our audit committee.

Further, due to our size and the nature of our busienss, the segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, both our financial condition and our size may make it difficult for us to hire the qualified personnel which we require.

Our conclusion regarding our disclosure controls and procedures is based solely on management’s conclusion that our internal control over financial reporting was not effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PRCEEDINGS

None

ITEM 1A. RISE FACTORS

There have been no material changes to the risk factors indentified in Part I, Item 1A, Risk Factors; of the Company's Form 10-K for the year ended February 28, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 11, 2011, we entered into a one-year contract with one consultant pursuant to which the consultant is to provide services in connection with our expansion into China. Pursuant to the contracts, we issued 300,000 shares of common stock to the consultant, which were valued at $30,000.   The consultant is not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act, and the consultant acquired the common stock for investment purposes for his own account and not as a nominee or agent, and not with a view to the resale or distribution thereof, and understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

XODTEC LED, INC.

Date: October 24, 2011	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer