Form 10-Q/A
period 2011-08-31
XODTEC LED, INC.
filed 2011-10-28
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
(Amendment No. 1)

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

XODTEC LED, INC.
Form 10-Q /A
For the Quarter Ended August 31, 2011

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as an amendment to our quarterly report on Form 10-Q for the six months ended August 31, 2011, which was filed with the Securities and Exchange Commission on October 24, 2011.  This amendment (i) furnishes Exhibit 101 XBRL interactive data files in accordance with Rule 405 of Regulation S-T, and (ii) reflects corrections to typographical errors and other changes as follows:

●	Condensed Consolidated Statements of Operations and Comprehensive Loss – The basic and diluted net loss per share for three months ended August 31, 2011 was changed from $(0.01) to $(0.02).
●
Condensed Consolidated Statements of Cash Flows – The “proceeds from (payment to) loans from related parties” included in the cash flows from financing activities for the six months ended August 31, 2011 was changed from a negative $669,863 to a positive $669,863.

●
Condensed Statements of Cash Flows – A non-cash financing activity line item was added which was omitted from the original filing:  “conversion of debt to equity" in the amount of $2,730,323 for the six months ended August 31, 2011.

●
Notes to Unaudited Consolidated Financial Statements – Inventory disclosure under Note 2 (“Summary of Significant Accounting Policies”) was expanded to include additional information related to inventory reserve activities.

●
Management’s Discussion and Analysis of Financial Condition and Results of Operations – A table which provides “Results of Operations” for the three months ended August 31, 2010 was revised to correct the “Other Income” amount from $9,209 to $69,209.

●
Management’s Discussion and Analysis of Financial Condition and Results of Operations – Under the “Liquidity and Capital Resources” in the third paragraph, we added “decrease in inventories of $154,902” to further explain the changes of operating cash flows for the six months ended August 31, 2011.

The changes did not change the results of operations or financial position as of August 31, 2011 and for the six months and three months then ended.  No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date.  Currently dated Exhibits 31.1 and 32.1, signed by the principal executive and financial officer, is included in this filing.

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

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Six months ended August 31,		Three months ended August 31,
	2011	2010	2011		2010

Net sales	$395,815	$488,438		$168,107	$244,653

Cost of sales	134,302	630,270		287,912	454,791

Gross profit	261,513	(141,832)		(119,805)	(210,138)

Selling, general and administrative expenses	1,318,529	1,387,326		511,592	701,928

Operating loss	(1,057,016)	(1,529,158)		(631,397)	(912,066)

Other income (expense)
Interest income	136	173		136	173
Interest expense	(1,943)	(1,370)		(443)	(674)
Gain (loss) on exchange	1,839	(206)		1,146	(124)
Indemnity income	-	69,360		-	69,360
Gain on change in fair value of accrued derivative liabilities	-	1,246,423		-	631,214
Other income (expense)	(1,068)	3,404		286	(27)
Total other income (loss)	(1,036)	1,317,784		(1,125)	699,922

Loss before income taxes	(1,058,052)	(211,374)		(630,272)	(212,144)

Income taxes	10,370	-		10,340

Net loss	$(1,068,422)	$(211,374)		$(640,612)	$(212,144)

Foreign currency translation adjustments	101,447	(10,888)		(69,548)	(522)

Comprehensive loss	$(966,975)	$(222,262)		$(710,160)	$(212,666)

Net loss per share
- Basic and diluted	$(0.03)	$(0.01)	$	(0.02)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	35,936,808	23,326,201		43,008,788	23,975,697

See accompanying notes to unaudited condensed consolidated financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2011	2010

Cash Flows from operating activities:
Net loss	$(1,068,422)	$(211,374)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	27,346	60,565
Amortization of deferred assets	419,000	130,917
Allowance for doubtful accounts	-	30,850
(Gain) on change in fair value of accrued derivative liabilities	-	(1,246,423)
(Increase) Decrease in assets:
Accounts receivable	6,554	(47,485)
Other receivables	3,061	(2,689)
Inventories	(154,902)	147,392
Prepayments	21,461	(6,309)
Other current assets	(7,341)	(9,906)
Deposits	(20,827)	(3,133)
Decrease (Increase) in liabilities:
Accounts payable	(98,877)	(19,928)
Other payable	642	1,964
Accrued liabilities	8,625	117,037
Other current liabilities	(18,026)	30,600

Net cash used in operating activities	(881,706)	(1,027,922)

Cash Flows from Investing activities:
Increase in deferred assets	-	(14,505)
Purchase of property and equipment	(33,007)	(187,863)
Net cash used in investing activities	(33,007)	(202,368)

Cash flows from financing activities:
Proceeds from (payment to) from banks and others	222,618	(10,089)
Proceeds from (payment to) loans from related parties	669,863	274,429
Proceeds from issuance of common shares	-	805,724

Net cash provided by financing activities	892,481	1,070,064

Effect of exchange rate changes on cash and cash equivalents	884	914

Net decrease in cash and cash equivalents	(21,348)	(159,312)
Cash and cash equivalents, beginning of the period	35,652	255,884

Cash and cash equivalents, end of the period	$14,304	$96,572

Supplemental disclosures of cash flow information:
Interest paid	$1,943	$1,370
Income taxes paid	$861	$-

Non-Cash financing activities:
Conversion of debt to equity	$2,730,323	$-

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

NOTE 7 – DEFERRED ASSETS

Deferred assets consisted of the following:

	August 31, 2011	Februaery 28, 2011
Deferred professional fee - current	$230,000	$447,500
Deferred professional fee - non-current	451,500	511,500
Total deferred professinal fee gross	681,500	959,000
Accumulated amortization	(373,250)	(261,750)
Total deferred professional fee, net	308,250	697,250
Less: Current portion	$57,499	$235,292
Long-term portion	$250,751	$461,958

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

The Company issued the 700,002 shares of common stock and warrants to purchase 1,750,000 shares of common stock in 2009.  All warrants had expired unexercised in April 2011.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method which approximates actual cost . The Company provides for a lower-of-cost-or-market  and excess and obsolete allowances  against gross inventory values. For the six months and three months ended August 31, 2011, the Company sold approximately $220,000 and $130,000, respectively of inventories which were fully reserved as of February 28, 2011. These amounts were recorded as a cost of sales for the six months and three months ended August 31, 2011 .

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

Results of Operations

Three months ended August 31, 2011 and 2010

The following table sets forth the results of our operations for the three months ended August 31, 2011 and 2010 in dollars and as a percentage of revenues:

	Three Months Ended August 31,
	2011		2010
	Dollars	%	Dollars	%
Net sales	$168,107	100.0%	$244,653	100.0%
Cost of sales	287,912	171,.3%	454,791	185.9%
Gross profit	(119,805)	(71.3)%	(210,138)	(85. 9)%
Selling, general and administrative expenses	511,592	304.3%	701,928	286.9%
Operating loss	(631,397)	(375.6)%	(912,066)	(372.8)%
Interest expense, net	(307)	(0.2)%	(501)	(0.2)%
Gain on change in fair value of accrued derivative liability	-	0.0%	631,214	258.0%
Other income	1,432	0.9%	69,209	28.3%
Income tax	10,340	6.2%	-	0.0%
Net loss	$(640,612)	(381.1)%	$(212,144)	(86.7)%

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $701,928 in the quarter ended August 31, 2010 to $511,592 in the quarter ended August 31, 2011, a decrease of $190,336, or approximately 27.1%. This decrease reflects lower expenses related to our business development and marketing efforts seeking to expand into the People’s Republic of China.

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

During the six months ended August 31, 2011, we used $881,706 in our operations, principally reflecting our loss of $1,068,422, the issuance of equity for compensation of $419,000 , decrease in inventories of $154,902 , and a decrease in accounts payable of $98,722. Cash flow used in investing activities was not significant, consisting of prepayments and purchase of property and equipment.  Cash flow from financing activities was $892,481, consisting primarily of proceeds of loans from related parties.

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

Further, due to our size and the nature of our business, the segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

ITEM 6. EXHIBITS

Exhibit	Description of the Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification by the chief executive and chief financial officer.

32.1	Section 1350 certification by the chief executive officer and chief financial officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XODTEC LED, INC.

Date: October 27 , 2011	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer