Form 10-Q
period 2011-11-30
XODTEC LED, INC.
filed 2012-01-23
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

XODTEC LED, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2F, No.139, Jian 1st Rd., Jhonghe City,
Taipei County 235, Taiwan (R.O.C.)
 (Address of principal executive offices, Zip Code)

011-886-2-2228-6276
(Registrant’s telephone number, including area code)

Copies to:
Asher S. Levitsky P.C.
Ellenoff Grossman & Schole LLP
120 East 42nd Street; 11th floor
New York, New York 10017
Phone: (212) 370-1300
Fax: (646) 895-7182
E-mail: alevitsky@egsllp.com

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐       No  ☒

The number of shares of registrant’s common stock outstanding, as of January 17, 2012: 81,771,107

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended November 30, 2011

TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of November 30, 2011 (unaudited) and February 28, 2011	2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended November 30, 2011 and 2010 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended November 30, 2011 and 2010 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements.	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4.	Controls and Procedures.	21

	PART II - OTHER INFORMATION
Item 6.	Exhibits.	23

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

Part I – Financial Statements

Item 1.                      Financial Statements

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) November 30, 2011	February 28, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,653	$35,652
Accounts receivable, net of allowances for bad debt of $8,478 and $33,028, respectively	90,795	185,716
Other receivables	-	84,753
Prepayments	1,181	105,339
Other current assets	55,792	42,217
Total current assets	149,421	453,677

Property and equipment, net	96,112	109,642

Other Assets
Deposits	59,588	61,060
Deferred assets	236,459	697,250
Other assets	41,895	214,950

Total assets	$583,475	$1,536,579

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term borrowings from banks and others	$360,103	$46,469
Accounts payable	137,105	289,668
Other payable	475,256	471,621
Accrued liabilities	467,007	445,611
Loans from related parties	530,293	2,541,973
Other current liabilities	61,953	259,006

Total current liabilities	2,031,717	4,054,348

Long-term liability	-	9,930

Total liabilities	2,031,717	4,064,278
Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	81,771	28,865
81,771,107 and 28,864,827 issued and outstanding, respectively)
Additional paid in capital	6,136,924	3,509,507
Accumulated deficit	(7,443,054)	(5,684,006)
Accumulated other comprehensive loss	(223,883)	(382,065)

Total stockholders' deficit	(1,448,242)	(2,527,699)
Total liabilities and stockholders' deficit	$583,475	$1,536,579

See accompanying notes to unaudited condensed consolidated financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (unaudited)

	Nine months ended November 30,		Three months ended November 30,
	2011	2010	2011	2010

Net sales	$429,378	$823,865	$33,563	$335,427

Cost of sales	314,606	921,025	180,304	290,755

Gross profit (loss)	114,772	(97,160)	(146,741)	44,672

Selling, general and administrative expenses	1,683,111	2,208,741	364,582	821,415

Operating loss	(1,568,339)	(2,305,901)	(511,323)	(776,743)

Other income (expense)
Interest income	134	221		48
Interest expense	(6,725)	(5,505)	(4,782)	(4,135)
Gain (loss) on exchange	218	(834)	(1,623)	(628)
Indemnity income	-	70,021	-	661
Gain (loss) on change in fair value of accrued derivative liabilities	-	1,780,991	-	534,568
Impairment loss on idle assets	(173,065)	-	(173,065)	-
Other income (expense)	(1,052)	(11,294)	16	(14,698)
Total other income (expense)	(180,490)	1,833,600	(179,454)	515,816

Loss before income taxes	(1,748,829)	(472,301)	(690,777)	(260,927)

Income taxes	10,219	-	(151)	-

Net loss	$(1,759,048)	$(472,301)	$(690,626)	$(260,927)

Foreign currency translation adjustments	158,182	(213,404)	56,735	(202,516)

Comprehensive loss	$(1,600,866)	$(685,705)	$(633,891)	$(463,443)

Net loss per share
- Basic and diluted	$(0.03)	$(0.02)	$(0.01)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	51,103,794	24,194,073	81,771,107	25,948,893

See accompanying notes to unaudited condensed consolidated financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended November 30,
	2011	2010

Cash Flows from operating activities:
Net loss	$(1,759,048)	$(472,301)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	52,896	85,053
Issuance of common shares or warrants and amortization of professional services	490,792	281,750
Impairment loss on idle assets	173,065	-
Allowance for doubtful accounts	8,763	31,144
Inventory reserve	43,559	384,372
Gain on change in fair value of accrued derivative liabilities	-	(1,780,991)
(Increase) Decrease in assets:
Accounts receivable	85,397	(120,187)
Other receivables	85,795	(14,894)
Inventories	(43,559)	(235,576)
Prepayments	24,431	(2,261)
Other current assets	(14,926)	(13,975)
Deposits	224	(949)
Decrease (Increase) in liabilities:
Accounts payable	(151,527)	266,577
Other payable	7,946	(2,418)
Accrued liabilities	31,573	181,554
Other current liabilities	(10,425)	41,192

Net cash used in operating activities	(975,044)	(1,371,910)

Cash Flows from Investing activities:
Increase in deferred assets	-	(14,643)
Prepayment of property and equipment	(19,112)	-
Purchase of property and equipment	(15,073)	(196,513)
Net cash used in investing activities	(34,185)	(211,156)

Cash flows from financing activities:
Proceeds from (payment to) borrowings from banks and others	315,084	(15,379)
Proceeds from loans from related parties	659,763	42,757
Proceeds from issuance of common shares	-	1,515,725

Net cash provided by financing activities	974,847	1,543,103

Effect of exchange rate changes on cash and cash equivalents	383	11,604

Net decrease in cash and cash equivalents	(33,999)	(28,359)
Cash and cash equivalents, beginning of the period	35,652	255,884

Cash and cash equivalents, end of the period	$1,653	$227,525

Supplemental disclosures of cash flow information:
Interest paid	$6,725	$5,505
Income taxes paid	$3,395	$-

Non-cash financing activities
Conversion of debt to equity	$2,730,323	$-
Issuance of equity as prepayment of professional fees	$30,000	$435,000

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

Certain prior year amounts have been reclassified to conform with the current period's presentation, none of which had an impact on total assets, stockholders' equity (deficit), net loss, or net loss per share.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine months ended November 30, 2011, the Company incurred a net loss of approximately $1.8 million and an operating loss of approximately $1.6 million.  The Company had a negative cash flow in operating activities amounting approximately $1.0 million in the nine months ended November 30, 2011, and the Company’s accumulated deficit was approximately $7.4 million as of November 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions and defer the amounts due under the credit line. Management believes that actions presently being taken to obtain additional funding could provide the opportunity for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. For the nine months and three months ended November 30, 2011, the company sold approximated $254,000 and $34,000, respectively of inventories which were fully reserved as of February 28, 2011. These amounts were recorded as a cost of sales for the nine months and three months ended November 30, 2011.

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

Subscription Receivable

The subscription receivable reflects the sales of common stock in July 2009 for which the Company had not received payment as of November 30, 2011 or February 28, 2011, and which was written off and recorded as an adjustment to additional paid in capital during the quarter ended November 30, 2011.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the nine months ended November 30, 2011.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for the nine months ended November 30, 2011, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

	Average Rate for the three months
November 30,	2011	2010
Taiwan dollar (NTD)	NTD 30.31725	NTD 31.00991
United States dollar ($)	$1.00000	$1.00000

	Average Rate for the nine months
November 30,	2011	2010
Taiwan dollar (NTD)	NTD 29.45295	NTD 30.53270
United States dollar ($)	$1.00000	$1.00000

	Exchange Rate at
November 30,	2011	2010
Taiwan dollar (NTD)	NTD 30.44050	NTD 31.61906
United States dollar ($)	$1.0000	$1.0000

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

NOTE 3 - FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts receivable, other receivable inventories, prepayments, other current assets, short-term borrowings from bank s and others, accounts payable, other payable, accrued liabilities, loan from related parties and other current liabilities approximate the related fair values due to the short-term maturities of instruments.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 5 – INVENTORIES

As of November 30, 2011 and February 28, 2011, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	November 30, 2011	February 28, 2011
Raw material	$330,807	$199,757
Work-in-process	46,379	77,015
Finished goods	157,653	326,100
Gross inventory	$534,839	$602,872
Less inventory reserve	(534,839)	(602,872)
Net inventories	$-	$-

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	November 30, 2011	February 28, 2011
Transportation	$1,650	$1,684
Office equipment	111,413	104,019
Machinery	51,228	52,303
Total property and equipment	164,291	158,006
Accumulated depreciation	(68,179)	(48,364)
Total property and equipment, net	$96,112	$109,642

Depreciation and amortization expenses during the nine months ended November 30, 2011 and 2010 were $52,896 and $85,053, respectively. Depreciation and amortization expenses during the three months ended November 30, 2011 and 2010 were $25,550 and $24,488, respectively.

NOTE 7 – DEFERRED ASSETS

Deferred assets consisted of the following:

	November 30, 2011	February 28, 2011
Deferred professional fee	$236,459	$697,250

The Company professional fee expense for the future is following as:

November 30, 2012	$194,668
November 30, 2013	$41,791

Professional expense during the nine months ended November 30, 2011 and 2010 were $490,792 and $281,750, respectively. Professional expense during three months ended November 30, 2011 and 2010 were $71,792 and $150,833, respectively.

NOTE 8 – OTHER ASSETS

Other assets consisted of the following:

	November 30, 2011	February 28, 2011
Idle asset held for sales - equipment	$-	$170,964
Prepayment of property and equipment	18,492	-
Long-term prepaid	23,403	43,986
Total other assets	$41,895	$214,950

Idle asset is reported at the lower of the carrying amount or fair values less cost to sell. As of November 30, 2011, the company impaired this idle asset held for sales for amount of $173,065. This equipment has been used for Energy saving contract, which has been terminated, and this equipment will not have other usage. The Company has other payable regarding this equipment as of November 30, 2011 and February 28, 2011 was $461,223 and $470,899, respectively.

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at November 30, 2011 and February 28, 2011:

	November 30, 2011	February 28, 2011
From First Bank, interest at 4.94%, maturity date July 1, 2012	$15,465	$32,921
Unrelated party loan, free interest and due on demand	16,425	23,478
From Taiwan Business Bank, interest at 3.75%, maturity date August 15, 2012	328,213	-
Total	360,103	56,399
Current portion	$360,103	$46,469
Long-term portion	$-	$9,930

Interest expenses during the nine months ended November 30, 2011 and 2010 were $6,725 and $5,505, respectively. Interest expense during the three months ended November 30, 2011 and 2010 were $4,782 and $4,135, respectively.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	November 30, 2011	February 28, 2011
Accrued salaries	$286,283	$184,531
Accrued professional fee	61,281	85,333
Accrued travel fee	37,641	8,506
Accrued marketing fee	20,400	-
Accrued others	61,402	167,241
Total	$467,007	$445,611

NOTE 11 – RELATED PARTY TRANSACTIONS

	November 30, 2011	February 28, 2011
Non interest bearing and payable on demand to Chief Executive Officer of the Company	$-	$804,821
Non interest bearing and payable on demand to its directors of the Company	493,828	1,498,665
Non interest bearing and payable on demand to three shareholders of the Company	36,465	238,487
Total	$530,293	$2,541,973

NOTE 12 - COMMITIMENTS AND CONTINGENCIES

The Company rent offices under several operating leases. The Company minimum rent for the future is following as:

Twelve months ending	Amounts
November 30, 2012	$163,233
November 30, 2013	$132,447
November 30, 2014	$86,918

NOTE 13 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

On November 25, 2010, the Company extended the contract with one consultant pursuant to which the consultant is to provide services in connection with the Company’s proposed expansion into China for another one year period.  Pursuant to the contract, the Company issued 500,000 shares of common stock to the consultant. The value of the shares, $10,000, is based on the closing price of the common stock at $0.02 on November 25, 2010, and is being amortized over the one-year term of the contract commencing on July 1, 2011.

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

On January 3, 2011, the Company entered the contract with one consultant pursuant to which consultant is to provide services in connection with the Company's expansion into China for one year period. Pursuant to the contracts, the Company issued 500,000 shares of common stock to the consultant. The value of the shares $50,000 is based on the closing price of the common stock at $0.10 on January 3, 2011, and is being amortized over the one year term of the contracts commencing on January 1, 2011.

On July 1, 2011, the Company entered debt cancellation agreement with the Company's director which the Company issued 2,000,000 shares of common stock to cancel the Company's indebtedness in the principal amount of US$200,000.

On July 11, 2011, the Company entered into a contract with one consultant pursuant to which consultant is to provide services in connection with the Company’s expansion into China for a one year period. Pursuant to the contracts, the Company issued 300,000 shares of common stock to the consultants, which value is $30,000.

On August 5, 2011, the Company entered debt cancellation agreements with the Company's CEO and director which the Company issued 16,447,160 and 34,159,120 shares of common stock to cancel the Company's indebtedness in the principal amount of US$822,358 and US $1,707,965.

Warrant activity for the nine months ended November 30, 2011 and the year ended February 28, 2011, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2010	2,550,000	$1.35
Granted	-
Exercised	-
Cancelled	(1,000,000)	1.50
Forfeited or expired	-
Balance at February 28, 2011	1,550,000	1.26
Granted	-
Exercised	-
Cancelled	-
Expired	(1,550,000)	$1.26
Balance at November 30, 2011	-	$-

NOTE 14 - CONCENTRATION

-	Major customers

The following table provides information as to sales to each customer who accounted for at least 10% of the Company’s revenue for the nine months ended November 30, 2011 and 2010, respectively, and the accounts receivable from such customers:

	Revenue Nine Months Ended November 30,	Percentage of Total Revenue	Accounts Receivable At November 30,
2011
-Customer A	$71,164	17%	$15,568

2010
-Customer A	$79,594	10%	$24,155

Substantially all of the Company's revenue is derived from sales of LED lighting products.  Any significant decline in market acceptance of the Company's products or in the financial condition of the Company's existing customers could impair the Company's ability to operate effectively.

-	Major suppliers

The following table provides information as to purchase to each major supplier who accounted for 10% or more of the Company’s purchases for the nine months ended November 30, 2011 and 2010, respectively, and the accounts payable to such suppliers:

	Purchase Nine Months Ended November 30,	Percentage of Total Purchase	Accounts /Notes Payable At November 30,
2011
-Vendor A	$71,164	25%	$9,466
-Vendor B	31,642	11%	1,752
-Vendor C	28,110	10%	-
2010
-Vendor A	190,390	35%	-
-Vendor D	56,843	11%	36,531

NOTE 15 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company pays income taxes under the laws of the Republic of China (Taiwan).  For the nine months ended November 30, 2011 and 2010, the Company has income tax amount of $10,219 and $0, respectively.

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity and at November 30, 2011 and February 28, 2011 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2011	$(382,065)
Change in foreign currency translation	158,182
Balance at November 30, 2011	$(223,883)

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

Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the nine months ended November 30, 2011, we incurred a net loss of approximately $1.8 million and an operating loss of approximately $1.6 million.  For the three months ended November 30, 2011, we had nominal revenue and a loss of $690,262. We had a negative cash flow in operating activities amounting approximately $1.0 million in the nine months ended November 30, 2011, and our accumulated deficit was approximately $7.4 million as of November 30, 2011. These factors raise substantial doubt about our ability to continue as a going concern.  If we are not able to reverse our significant decline in sales from the level of the November 30, 2011 quarter, we may not be able to continue in business.

We require significant cash for the development of our business.  Offering project-based solutions and offering lighting solutions where our revenue is dependent on the customers’ cost savings is very capital intensive, since we will have to finance both the LED products and the design and other services significantly in advance of receipt of payment.  Our failure to obtain the necessary funding will impair our ability to generate revenue from this type of sale.  The factors described in the preceding paragraph may materially impair our ability to raise the necessary funds for our operations.

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

Effect of Absence of Financial Controls; Prior Restatement of Financial Statements

Our financial statements at February 28, 2010 and for each quarter in the year ended February 28, 2010 were restated to reflect corrections in the statements previously provided. Such restated financial statements have been included in our prior reports filed with the SEC.  In connection with our financial statements for the fiscal year ended February 28, 2010 and each quarter in that year, we determined that securities issued to an investor were derivative instruments that required us to record the fair value of such instruments as derivative liabilities in accordance with ASC 815 “Derivatives and Hedging.” In addition, since it was possible that we would not have a sufficient number of authorized and unissued shares at February 28, 2010 to settle its other outstanding warrants, which were issued prior to September 29, 2009, in common stock, we reclassified the fair value of such warrants from equity to accrued derivative liabilities as of September 29, 2009. Our financial statements for the year ended February 28, 2010 and for each quarter in the fiscal year have been restated to reflect such correction.  As of February 28, 2011 and November 30, 2011, there were no derivative securities outstanding.

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

Cost of Revenue

The cost of revenue represents, primarily, the cost of manufacturing by third party manufacturers based on a contract price, as well as warehousing costs, shipping and handling costs, and any cost related inventory adjustment, including write downs for excess and obsolete inventory.  During the three and nine months ended November 30, 2011, cost of revenue reflects a writedown of inventory during the three and nine months ended November 30, 2010.

Shipping and Handling Costs

We record all charges for outbound shipping and handling as revenue. All compounding shipping and handling costs are classified as cost of sales.

Accrued Derivative Liabilities

We apply ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. We determine which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain on change in fair value of accrued derivative liabilities.” During the year ended February 28, 2010, we determined that there were derivatives and accrued derivative liabilities. During the year ended February 28, 2011, the conditions that gave rise to the derivative liability terminated and at February 28, 2011, there was no longer any derivative liability.  The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain on change in fair value of accrued derivative liabilities.”  There was no derivative liability at February 28, 2011 or November 30, 2011. The gain in change in fair value of derivative liabilities for the three months ended November 30, 2010 was $534,568.

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. We report the components of comprehensive income on our statements of stockholders’ equity.

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

Inventories

Our inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. We provide for a lower-of-cost-or-market adjustment against gross inventory values. For the nine months and three months ended November 30, 2011, the company sold approximated $254,000 and $34,000, respectively of inventories which were fully reserved as of February 28, 2011. These amounts were recorded as a cost of sales for the nine months and three months ended November 30, 2011.

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

Impairment of Long-Lived Assets

We account for the impairment and disposition of long-lived assets in accordance with ASC 360, Property, Plant and Equipment. We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.  In the three months ended November 30, 2011, we incurred an impairment loss on an idle asset of $173,065.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded.

Results of Operations

Three months ended November 30, 2011 and 2010

The following table sets forth the results of our operations for the three months ended November 30, 2011 and 2010 in dollars and as a percentage of revenues:

	Three Months Ended November 30,
	2011		2010
	Dollars	%	Dollars	%
Net sales	$33,563	100.0%	$335,427	100.0%
Cost of sales	180,304	537.2%	290,755	86.7%
Gross profit	(146,741)	(437.2)%	44,672	13.3%
Selling, general and administrative expenses	364,582	1086.3%	821,415	244.9%
Operating loss	(511,323)	(1523.5)%	(776,743)	(231.6)%
Interest expense, net	(4,782)	(14.2)%	(4,087)	(1.2)%
Gain (loss) on exchange	(1,623)	(4.8)%	(628)	(0.2)%
Indemnity income	-	0.0%	661	0.2%
Gain on change in fair value of accrued derivative liability	-	0.0%	534,568	159.4%
Impairment loss on idle assets	(173,065)	515.6%	-	0.0%
Other income (expense)	(16)	0.1%	(14,698)	4.4%
Income tax	(151)	0.4%	-	0.0%
Net loss	$(690,793)	(2058.2)%	$(260,927)	(77.8)%

Net Sales.  Net sales for the three months ended November 30, 2011 was $33,563, a decrease of $301,864, or approximately 90.0%, from net sales of $335,427 for the three months ended November 30, 2010. The decrease in net sales for the quarter ending November 30, 2011 resulted from a decrease in demand in sales from LED products and a reduction in sales of LED lighting solutions.  LED product sales produce lower gross margins than sales of LED lighting solutions. We previously initiated a lower pricing strategy as we hope to establish our LED products in the marketplace.  However, we cannot give any assurance that we will be able to sell our products at prices which will enable us to operate profitably.  Further, unless we can significantly increase our revenue and gross margin, we may not be able to continue in business.

Gross Profit/ Gross Margin.   For the three months ended November 30, 2011, our gross profit was $(146,741), resulting in a gross margin of (437.2)%, as compared with a gross profit of $44,672 and a gross margin of 13.3% for the comparable quarter of 2010. The decrease in gross margins reflects the company reserved inventory during this quarter. As a result of our pricing strategy, which sought to generate volume by offering a lower price, we had written off slow-moving inventory.  Because of the low sales volume in the November 2011 quarter, which reflected sale of previously written off inventory, we do not believe that our gross margin for the November 2011 quarter represents a normal gross margin for our business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $821,415 in the quarter ended November 30, 2010 to $364,582 in the quarter ended November 30, 2011, a decrease of $456,833, or approximately 55.61%. This decrease reflects lower expenses related to our business development and marketing efforts seeking to expand into the People’s Republic of China.

Gain on Change in Value of Accrued Derivative Liabilities.    During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share and warrants which had anti-dilution provisions which could have resulted in the Company being required to settle its common stock obligations by issuing more than the number of authorized and unissued shares of common stock. As a result of such provisions, we incurred derivative liabilities. During the quarter ended November 30, 2010, we recognized a gain of approximately $534,568 reflecting the change in fair value of the accrued derivative liability.  The change reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, takes into effect a number of factors, including changes in the market price of the common stock. We had no derivative liabilities at either February 28, 2011 or November 30, 2011.  The gain on change in value of accrued derivative significantly reduced our net loss for the quarter ended November 30, 2010.

Other Income (Expense).  Other income, consisting of interest expense, gain (loss) on exchange and other income (expense) was not material for the three month periods ended November 30, 2011 or 2010.  For the three months ended November 30, 2011, we incurred an impairment loss on idle assets of $173,065.  We had no comparable expense for the comparable period of 2010.

Net Loss.  As a result of the foregoing, we sustained a net loss of ($690,793), or ($0.01) per share (basic and diluted), for the quarter ended November 30, 2011, as compared with a net loss of ($620,927), or ($0.01) per share (basic and diluted), for the quarter ended November 30, 2010.

Nine months ended November 30, 2011 and 2010

The following table sets forth the results of our operations for the nine months ended November 30, 2011 and 2010 in dollars and as a percentage of revenues:

	Nine Months Ended November 30,
	2011		2010
	Dollars	%	Dollars	%
Net sales	$429,378	100.0%	$823,865	100.0%
Cost of sales	314,606	73.3%	921,025	111.8%
Gross profit	114,772	26.7%	(97,160)	(11.8)%
Selling, general and administrative expenses	1,683,111	392.0%	2,208,741	268.1%
Operating loss	(1,568,339)	(365.3)%	(2,305,901)	(279.9)%
Interest expense, net	(6,591)	(1.6)%	(5,284)	(0.7)%
Gain (loss) on exchange	218	0.1%	(834)	(0.1)%
Indemnity income	-	0.0%	70,021	8.5%
Gain on change in fair value of accrued derivative liability	--	0.0%	1,780,991	216.2%
Impairment loss on idle assets	(173,065)	40.3%	-	0.0%
Other income (expense)	(1,052)	0.2%	(11,294)	1.4%
Income tax	219	2.4%	--	0.0%
Net loss	$(1,759,048)	(409.7)%	$(472,301)	(57.3)%

Net Sales.  Net sales for the nine months ended November 30, 2011 were $429,378, a decrease of $394,487, or approximately 47.9%, from revenues of $823,865 for the nine months ended November 30, 2010. The decrease in net sales for the nine months ending November 30, 2011 resulted from nominal sales during the quarter ended November 30, 2011, as described above.  LED product sales produce lower gross margins than sales of LED lighting solutions. We previously initiated a lower pricing strategy as we hope to establish our LED products in the marketplace.  However, we cannot give any assurance that we will be able to sell our products at prices which will enable us to operate profitably.

Gross Profit/ Gross Margin.   For the nine months ended November 30, 2011, our gross profit was $114,772, resulting in a gross margin of 26.7%, as compared with a negative gross profit of $(97,160), and a negative gross margin of (11.8)% for the comparable period of 2010. The increase in gross margins reflects the reversal of the company previously reserved inventory which has been sold during the nine months ended November 30, 2011  As a result of our pricing strategy, which sought to generate volume by offering a lower price, we had written off slow-moving inventory.  We do not believe that the gross margin for the nine months ended November 30, 2011 represents normal margins for our business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $2,208,741 in the nine months ended November 30, 2010 to $1,683,111 in the nine month period ended November 30, 2011, a decrease of $525,630, or approximately 23.8%. This decrease reflects lower expenses related to our business development and marketing efforts seeking to expand into the People’s Republic of China.

Gain on Change in Value of Accrued Derivative Liabilities.    During the year ended February 28, 2010, we issued shares of common stock pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share and warrants which had anti-dilution provisions which could have resulted in the Company being required to settle its common stock obligations by issuing more than the number of authorized and unissued shares of common stock. As a result of such provisions, we incurred derivative liabilities. During the nine months ended November 30, 2010, we recognized a gain of $1,780,991 reflecting the change in fair value of the accrued derivative liability.  The change reflects a difference in the valuation of the derivative liability during the period, using the Monte Carlo simulation model, takes into effect a number of factors, including changes in the market price of the common stock. We had no derivative liabilities at either February 28, 2011 or November 30, 2011.  The gain on change in value of accrued derivative significantly reduced our net loss for the nine months ended November 30, 2010.

Other Income.  Other income, consisting of interest expense, gain (loss) on exchange and other income (expense) was not material for the nine month periods ended November 30, 2011 or 2010.   For the nine months ended November 30, 2011, we incurred an impairment loss on idle assets of $173,065.  We had no comparable expense for the comparable period of 2010.

Net Loss.  As a result of the foregoing, we sustained a net loss of ($1,759,048), or ($0.03) per share (basic and diluted), for the nine months ended November 30, 2011, as compared with a net loss of ($472,301),or ($0.02) per share (basic and diluted), for the nine months ended November 30, 2010.

Liquidity and Capital Resources:

Our working capital deficiency decreased by $1,882,295, from a deficiency of $3,600,671 at February 28, 2011 to a deficiency of $1,718,671 at November 30, 2011.

During the nine months ended November 30, 2011, we financed our operations principally through the loans from company officers and directors as well as bank loans.

During the nine months ended November 30, 2011, we used $975,044 in our operations, principally reflecting our loss of $1,759,048, the issuance of equity for compensation of $490,792, and an impairment loss on idle assets of $173,065. Cash flow used in investing activities was not significant, consisting of purchase of property and equipment.  Cash flow from financing activities was $974,847, consisting primarily of proceeds from loans from related parties and proceeds from borrowings from banks and others.

As of November 30, 2011, we owed a total of approximately $0.53 million to related parties – one of our directors and three shareholders of the company.  The borrowings do not bear interest and are payable on demand.

We incurred a loss from operations of $1.6 million for the nine months ended November 30, 2011, compared to a loss from operations of $2.3 million for the nine months ended November 30, 2010. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and raises substantial doubt that we will be able to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including Yao-ting Su, our chief executive and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of November 30, 2011.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by November 30, 2011.

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

Further, due to our size and the nature of our business and the recent results of operations, including nominal sales during the quarter ended November 30, 2011, the segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

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

XODTEC LED, INC.

Date: January 23, 2012	/s/ Yao-Ting Su
Yao-Ting Su
Chief Executive Officer