Form 10-K
period 2012-02-29
XODTEC LED, INC.
filed 2012-07-10
CIK 1407704

U. S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

On August 31, 2011, the last day of our most recent second quarter, the aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, was approximately $1.5 million

The number of shares of registrant’s common stock outstanding as of June 21, 2012 was 81,771,107.

XODTEC LED, INC.
2012 ANNUAL REPORT ON FORM 10-K

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

Our business is conducted in the Republic of China (Taiwan), using New Taiwan dollars “NTD,” the currency of the Republic of China, and our financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of NTD to United States dollars, determined as of a specific date.  Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

PART I

ITEM 1.   BUSINESS.

Through our subsidiaries, we are engaged in the design, marketing and selling of advanced lighting products which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.  We design, market and sell advanced LED lighting products. Our products cover a broad range of technically innovative outdoor lighting, indoor general and accent lighting, and color-changing lighting lamps and fixtures that are used for applications in commercial, architectural, residential, hospitality, entertainment and consumer markets. We generate revenue from selling our lighting products into commercial, architectural, residential and other markets.

Organization

We are a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  On June 28, 2009, our corporate name was changed to “Xodtec Group USA, Inc.” and on May 17, 2010, our corporate name was changed to “Xodtec LED, Inc.”

Our wholly-owned subsidiaries, Xodtec, Targetek and UP, are organized under the laws of the Republic of China.  We also own a 35% interest in Radiant Sun Development S.A., a company organized under the laws of the Independent State of Samoa (“Radiant Sun”), which is inactive.

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

In addition to our robust line-up of Ares series white light LED products, we have added a variety of color-changing lighting solutions -- the Venus series. Further, we have recently introduced our Apollo series of outdoor lighting solutions. The Apollo series street lamps have been installed in several locations since March 2008. According to our recent measurement, the luminous decay over 1 year is less than 2%.

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

Our advanced LED lighting solutions are based on proprietary designs and patented technologies associated with industrial design, electrical, optical, mechanical and thermal engineering. We have developed domain expertise and applications knowledge for end-user requirements in diverse markets. As a result, we are able to offer total lighting solutions, which provide better performance and lower overall cost to users.  We offer a wide range of LED lighting solutions to the market. This includes over 50 distinct product types targeted at four distinct markets. We have expanded our LED product lines to include a range of white light solutions for commercial, residential and entertainment lighting applications.  However, as the market for LED products has developed, they are presently considered commodity products that are sold based on the price of the products.

LED Lighting Industry Trends

LEDs are semiconductor-based devices that emit light. As the cost of LEDs decreases and their performance improves, we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. According to the survey made by Strategies Unlimited, there were more than $1.86 billion of LED lighting products sold worldwide in 2008 and the compound annual growth rate during 2009 to 2012 will be around 28% -- a figure which is forecasted to grow to $5 billion by 2012. Specialist in Business Information, another market research company, even predicts to grow up to $14 billion in 2013. We believe the LED lighting industry may experience the following trends:

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

Since LED lighting products are becoming commodity products and prices have collapsed in the LED industry, price is now the overriding factor used for the purchase of LED products.

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

Revenue from product sales represented approximately 100% of revenue in fiscal 2012 and approximately 48.8% of revenue in fiscal 2011.  Revenue from sales which included lighting solutions accounted for 51.2% of revenue in fiscal 2011.  We did not generate any revenue from lighting solutions for fiscal 2012 and we have not generated any revenue from these services during the quarter ended May 31, 2012.

Manufacturing and Suppliers

We produce our advanced lighting solutions through outsourced manufacturing and assembly. For LED lighting systems, we engineer and design our products, while much of the manufacturing is performed by select qualified vendors. All LEDs used in our LED lighting products and systems are purchased from third-party manufacturers primarily in Asia and to a significantly lesser extent, the United States.

Many of our core components and sub-assemblies are purchased from third party suppliers. We have selected suppliers based on their ability to consistently produce these products per our specifications.

Research and Product Development

Our research and development activities were not significant during the years ended February 29, 2012 and February 28, 2011.

Employees

As of June 1, 2012, we have approximately ten full time employees, of whom three were technical employees, four were executive and administrative and three were sales and marketing. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

We sustained an operating loss of approximately $1.9 million and a net loss of approximately $2.1 million on sales of approximately $0.5 million for the year ended February 29, 2012 and an operating loss of approximately $3.0 million and a net loss of approximately $1.6 million on sales of approximately $1.0 million for the year ended February 28, 2011.   Further, for the year ended February 29, 2012, we had a gross profit of approximately $0.17 million.  We have experienced negative cash flow from operations for the past two years, with a negative cash flow from operations of approximately $1.1 million for the year ended February 29, 2012 and approximately $2.1 million for the year ended February 28, 2011.  We cannot assure you that we will be able to generate positive cash flow from operations or net income and we may not be able to continue in business if we cannot generate net income or positive cash flow from operations.

Our auditors have issued a going concern qualification in their report on our financial statements.

Our auditors’ report on our financial statements for the year ended February 29, 2012 states that we have incurred significant operating losses, has serious liquidity concerns and may require additional financing in the foreseeable future. These matters, among others, raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we will be able to continue as a going concern.

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

At February 29, 2012, we ha a working capital deficiency of approximately $2.1 million and a stockholders’ deficiency of approximately $1.7 million.  As a result of these deficiencies, combined with our operating losses and negative cash flows from operations, we requires substantial funding for our operations.  These factors, combined with the absence of any significant trading market in our stock, also make it more difficult for us to raise funds in the debt or equity market.  If we are not able to raise necessary funding, we may be unable to continue in operation.

As LED lighting products become a commodity product, it will be increasing difficult for us to operate profitably or raise necessary financing for our operations.

LED lighting products have become primarily a commodity product, which means that the products are technically equivalent and purchasing decisions are made primarily on price and to a lesser extent on the ability of the producer to meet the customer’s delivery requirements.  Our gross margin of 34.2% for the year ended February 29, 2012 reflects the effect of an inventory writeoff of approximately $0.6 million in the year ended February 28, 2011, which had the effect of reducing cost of sales for fiscal 2012.  To the extent that LED products are commodity products, it will become increasingly difficult to maintain margins as pressures on selling prices may force price reductions greater than any possible reduction in cost of sales.  Further, the commodity nature of LED products may make it increasingly difficult for us to raise any financing which we require for our business.

Downturns in general economic and market conditions could materially and adversely affect our business.

The lighting industry, especially the residential lighting market, is greatly affected by economic downturns.  The sale of our lighting products is related to the quantity of new building construction and renovation. Decline in housing transactions causes less demand for lighting products and conservative shopping habits learned during economic downturns means people have less desires to try advanced LED lighting products.  In addition, our outdoor lighting products are mainly sold through government tender bids and installed in public areas such as parks, rapid railway stations, highways and other public buildings will likely be materially affected by economic downturns. If these municipalities have less funds budgeted for these projects as a result of general economic conditions, sales of our outdoor lighting products to government agencies will be impaired.

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

If we fail to successfully manage our relationships with our distribution network, we could lose revenues.

Most of our products are currently sold by LED system integration companies which sell solutions and may include our products into their solutions which other provide the first-line technical support to end-users. If these companies do not feel confident about our products, they may seek to change their terms with us, or alter their ordering patterns with us which there could be a significant impact on our revenue and profits.

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

Our internal control over financial reporting and our disclosure controls were not effective at February 29, 2012, and we do not have the financial resources necessary to make such controls effective.

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  At February 29, 2012, our internal controls over financial reporting and our disclosure controls and procedures were not effective.  We do not have the financial resources necessary for us to hire such personnel and make such changes in our controls and procedures that would be necessary for us to have effective controls.  We cannot assure you that we will be able to implement effective controls in the near future, if at all.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights may be reduced.

We expect to continue to incur selling, general and administrative costs, and in order to satisfy our funding requirements, we may need to sell additional equity securities. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, any new securities issued may have greater rights, preferences or privileges than our existing common stock which may adversely affect the market price of our common stock and our stock price may decline substantially.  However, we cannot assure you that we will be able to raise any funds through the sale of equity.

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

Although we have no present plans for any acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	the difficulty of incorporating acquired rights or products into our existing business;

●	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired;

●
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

Our common stock trades on the OTC Bulletin Board under the symbol “XODG,” and the website www.otcmarkets.com has a warning sign about our stock because of “limited information.” Because we are late in filing this annual report on Form 10-K, our symbol is XODGE.  There is a limited trading market for our common stock and there is frequently no trading in our common stock, and, as of the date of this report, the last reported sale price was $0.01 per share. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

In addition, because our common stock is a penny stock, broker-dealers may not process trades in our stock and brokers that do permit trades in our stock must take certain steps prior to selling a penny stock, which steps include:

●	Obtaining financial and investment information from the investor;

●	Obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

●	Providing the investor a written identification of the shares being offered and the quantity of the shares.

If these penny stock rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our shareholders, therefore, may have difficulty in selling their shares in the secondary trading market, and some broker-dealers will not process purchases or sales of penny stocks.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

As of June 19, 2012, there has only been limited trading activity in our common stock.  There can be no assurance that a market will ever develop in our common stock in the future.  If a market does not develop then investors would be unable to sell any of our common stock likely resulting in a complete loss of any funds therein invested.

Should a market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

●	acceptance of our products in the industry;

●	announcements of technological innovations or new products by us or our competitors;

●	government regulatory action affecting our products or our competitors’ products in both the United States and foreign countries;

●	developments or disputes concerning patent or proprietary rights;

●	economic conditions in the United States or abroad;

●	actual or anticipated fluctuations in our operating results;

●	broad market fluctuations; and

●	changes in financial estimates by securities analysts.

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

We currently rent office spaces under several operating leases.  We believe that our facilities are sufficient to meet our current and near future requirements and that any additional space that we may require would be available on commercially reasonable terms.  Our current annual rent is approximately $128,000.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock trades on the OTC Bulletin Board under the symbol “XODG.   As a result of our late filing of this report, our stock symbol has been XODGE.  The stock has been quoted since April 2009. However, there were no reported trades until September 2009.   The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during the year ending February 29, 2012 These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal quarter	2012		2011
First quarter	$0.20	$0.06	$0.60	$0.30
Second quarter	0.10	0.03	0.52	0.15
Third Quarter	0.03	0.01	0.33	0.01
Fourth Quarter	0.07	0.02	0.30	0.01

As of June 19, 2012, the closing bid price for our common stock was $0.005.

Shareholders

As of June 19, 2012, we had approximately 282 shareholders of record of our common stock.

Transfer Agent

The transfer agent for the common stock is Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701, telephone (727) 289-0010.

Dividend Policy

We have not paid dividends and we do not anticipate paying dividends in the near future.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	2,000,000
Equity compensation plan not approved by security holders	0	$0	-

The 2010 long-term incentive plan is the equity compensation plan that was approved by stockholders.

At February 29, 2012, we did not have any equity compensation plans that were not approved by stockholders.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Through our subsidiaries, we are engaged in the design, marketing and selling of advanced lighting products which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.  We design, market and sell advanced LED lighting products. Our products cover a broad range of technically innovative outdoor lighting, indoor general and accent lighting, and color-changing lighting lamps and fixtures that are used for applications in commercial, architectural, residential, hospitality, entertainment and consumer markets. We generate revenue from selling our lighting products into commercial, architectural, residential and other markets.  In previous period, we incurred marketing expenses relating to our efforts to sell our products and services in the People’s Republic of China (“PRC”).  We are no longer seeking to sell in the PRC due to our lack of resources.

Revenue is derived from sales of our advanced lighting products.   In marketing our products, we sell LED products as stand-alone items to customers who want to purchase the LED products without any related services.    In past years we offered our customers lighting solutions, which included the design, implementation and related consulting services as well as the LED products.  We no longer offer lighting solutions.  As a result, we sell what is essentially a commodity product, with sales made generally based on price.

During the fiscal year ended February 29, 2012, our gross margin was 34.16%, as compared negative 21.48%, for the fiscal year ended February 28, 2011, primarily because we had an inventory write off of approximately $0.6 million in fiscal 2011, which directly impacted gross profit and gross margin..

Prior to April 2009, we were a private company, and we did not have the expenses of a public company. As a result, we are incurring significantly greater legal, accounting and other professional expenses relating to our status as a public company and compliance with SEC rules, including the development and implementation of internal controls. For the year ended February 29, 2012, we incurred expenses of approximately $300,000 attributable to our status as a public company.

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

Revenue Recognition

Our revenue recognition policies are in compliance with ASC 605. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.   Discounts provided to customers by us at the time of sale are recognized as a reduction in sales as the products are sold. Sales taxes are not recorded as a component of sales.

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

Inventories

Our inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. For the year ended February 29, 2012, the Company sold approximated $61,000 of inventories which were fully reserved as of February 28, 2011. The Company recorded approximately $519,000 and $603,000 of inventory valuation reserve for LCM inventory adjustments for the years ended February 29, 2012 and February 28, 2011, respectively.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for the years ended February 29, 2012 and February 28, 2011 were not significant.

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities.” During the year ended February 28, 2010, the Company determined that there were derivatives in accrued derivative liabilities. During the year ended February 28, 2011, the conditions that gave rise to the derivative liability terminated and at February 28, 2011, there was no longer any derivative liability.  The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities.”  The gain in change in fair value of derivative liabilities for the year ended February 28, 2011 was $1,783,274.

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

RESULTS OF OPERATIONS

Years Ended February 29, 2012 and February 28, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended
	February 29, 2012		February 28, 2011
	US Dollars	Percentage	US Dollars	Percentage
Sales	$502,125	100.0%	$1,032,541	100.0%
Cost of sales	330,616	65.8%	1,254,280	121.5%
Gross profit	171,509	34.2%	(221,739)	(21.5)%
Operating expenses	2,050,835	408.4%	2,805,160	271.7%
Income from operations	(1,879,326)	(374.3)%	(3,026,899)	(293.2)%
Interest income	255	0.1%	322	0.0%
Interest expense	(10,664)	(2.1)%	(9,131)	(0.9)%
Gain(loss) on exchange	(308)	0.1%	2,742	0.3%
Impairment loss on property and equipment	(173,817)	(34.6)%	(415,445)	(40.2%
Other income (expense)	2,328	0.5%	74,478	7.2%
Gain on change in fair value of accrued derivative liabilities	-	-%	1,783,274	172.7%
Other income (expense)	(182,206)	(36.3)%	1,436,240	139.1%
Loss before income tax expense	(2,061,532)	(410.6)%	(1,590,659)	(154.1)%
Income taxes	10,264	2.0%	-	-%
Net loss	(2,071,796)	(410.5)%	(1,590,659)	(154.1)%
Foreign currency translation adjustment	105,801	21.1%	(339,890)	(32.9)%
Total comprehensive loss	$(1,965,995)	(391.5)%	$(1,930,549)	(187.0)%

Sales. During the year ended February 29, 2012, we had sales of $0.5 million, as compared to sales of $1.0 million for the year ended February 28, 2011, a decrease of $0.53 million or approximately 51.4%. The decrease in sales is attributed to a lack of capital to purchase inventory and raw materials as well as a reduction in overhead dedicated to lighting solutions sales. Revenue from product sales represented approximately 100% of the revenue in fiscal 2012.  This compares to product sales consisting of 48.8% of revenue in fiscal 2011.  Revenue from sales which included lighting solutions accounted 51.2% of sales in fiscal 2011.  We no longer offer lighting solutions.

Cost of sales; gross margin. During the year ended February 29, 2012, our cost of sales was $0.33 million, as compared to cost of sales of $1.25 million during the year ended February 28, 2011, a decrease of $0.92 million, or 73.6%.  Our gross profit increased to $0.17 million, from a loss of $0.22 million in the same period last year. Our gross margin increased from negative 21.5% in the year 2011 to a positive 34.2% in the year 2012.  The growth in gross profit margin resulted from an inventory writeoff of approximately $0.6 million in fiscal 2011.

Depreciation and amortization expense. Depreciation and amortization, which are included in operating expenses, were $0.07 million in both 2012 and 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2.05 million for the year ended February 28, 2012, as compared to $2.8 million for the year ended February 28, 2011, a decrease of $0.75 million or approximately 26.9%. The decrease was largely the result of a decrease costs associated with our expansion into the PRC as well as the reduction in overhead dedicated to lighting project sales.  We are no longer seeking to sell in the PRC due to our lack of resources.

Loss from operations. For 2012, loss from operations amounted to $1.87 million as compared to $3.0 million for 2011, a decrease of approximately $1.13 million or 37.6%.

Gain on change in fair value of derivative liability.  During 2010, we issued shares pursuant to an agreement which required us to issue additional shares of common stock if we sold shares at a price which was less than $0.70 per share and warrants which had anti-dilutions provisions which resulted in the warrants being treated as derivatives.  As a result of such provision, we incurred a derivative liability. At February 28, 2011, the conditions giving rise to the derivative liability had terminated and we incurred a gain of $1.8 million, reflecting the elimination of the derivative liability at February 28, 2010.

Total other income (expenses). Total other income (expense) was ($0.2 million) for 2012, as compared with $1.4 million in 2011.  The principal component of other income in fiscal 2011 was the gain on change in fair value of derivative liability..

Net loss. As a result of the factors described above, our net loss for 2012 was $2.07 million, or ($0.04) per share (basic and diluted), as compared to a net loss of $1.59 million, or ($0.06) per share (basic and diluted), for 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At February 28, 2012, we had a cash balance of $4,949, all of which were located in banks in Taiwan, ROC, and a working capital deficiency of approximately $2.1 million.

The following table sets forth information as to the principal changes in the components of our working capital from February 28, 2011 to February 28, 2012:

	February 28,		February 28, 2011 to February 28, 2012
Category	2012	2011	Change	Percent Change
Current assets:
Cash and cash equivalents	$4,949	$35,652	$(30,703)	(86.1)%
Accounts receivable, net	40,075	185,716	(145,641)	(78.4)%
Other receivables	-	84,753	(84,753)	(100.0)%
Inventories	6,280	-	6,280	NA
Prepayments	1,218	105,339	(104,121)	98.8%
Other current assets	53,262	42,217	11,045	26.2%
Current liabilities:
Short-term borrowings from banks	254,421	46,469	207,952	447.5%
Accounts payable	72,490	289,668	(217,178)	(75.0)%
Other payables	475,249	471,621	3,268	0.8%
Accrued liabilities	509,771	445,611	64,160	14.4%
Due to related parties	843,022	2,541,973	(1,698,951)	(68.8)%
Other current liabilities	38,665	259,006	(220,341)	(85.1)%
Working capital:
Total current assets	105,784	453,677	(347,893)	(76.7)%
Total current liabilities	2,193,618	4,054,348	(1,860,730)	(45.9)%
Working capital	(2,087,834)	(3,600,671)	1,512,837	42.0%

Our working capital position deficiency decreased $1.5 million to $2.08 million at February 28, 2012 from a working capital deficiency of $3.6 million at February 28, 2011.

We have financed our operations principally through the issuance of equity as well as loans from company officers and directors. During the fiscal year ended February 28, 2012, we received $1,698,951 in proceeds from related parties. We used these funds for working capital.

As of February 28, 2012, we had outstanding loans from our chief executive officer of $304,392, which we used for working capital needs. The borrowings do not bear interest and are payable on demand. As of February 28, 2012, we had outstanding loans from one of our directors totaling $538,630, which we used for general working capital needs. The borrowings do not bear interest and are payable on demand.

During the year ended February 28, 2012, we had a negative cash flow from operating activities amounting approximately $1.14 million. We believe that we require significant financing for out operations, but based on our negative gross margin, losses from operations, working capital deficiency and negative stockholders’ equity, combined with our low stock price and the absence of an active trading market in our stock, we may difficulty raising additional funds through the sale of our equity or debt securities.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern

Net cash flow used in operating activities was $1.14 million in fiscal 2012 as compared to net cash flow used in operating activities was $2.13 million in fiscal 2011, a decrease of $0.99 million. Net cash flow used in operating activities in fiscal 2012 was mainly due to our net loss of $2.07 million and issuance of common stock for professional services of $0.6 million.  Net cash flow used in operating activities in fiscal 2011 was mainly due to our net loss of $1.59 million.

Net cash flow used in investing activities was $0.04 million for 2012 and $0.2 million for 2011. For 2012 and 2011, the cash flow used in investing activity was primarily to purchase of property and equipment. For 2012, the cash flow used in acquisition of additional property and equipment was $0.03 million. For 2011, the cash flow used in acquisition of additional properties and equipment was $0.2 million.

Net cash flow provided by financing activities was $1.16 million for 2012. We received proceeds from related parties at the amount of $1.15 million.  Net cash flow provided by financing activities was $2.1 million for 2011. For 2011, we received proceeds from issuance of shares in the amount of $1.5 million, and proceeds from related parties of $0.4 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements start on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 29, 2012.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of February 29, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of February 29, 2012, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions, and (iii) a lack of segregation of duties within accounting functions.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region and our lack of working capital, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of February 29, 2012.

At or about the completion of the reverse acquisition, we entered into agreements with consultants pursuant to which we issued equity securities for services rendered.  Subsequent to the reverse acquisition, we completed a financing in which we issued stock and warrants.  These events presented complex accounting issues which were new to our financial staff.  Furthermore, we do not have a large accounting department and it has been difficult for us to hire qualified personnel who understand English and Chinese and are familiar with both U.S. GAAP and Republic of China GAAP.  Additionally, from the completion of the reverse acquisition until January 2010, our chief financial officer was the wife of our chief executive officer.  Because of our inability to correctly record complicated transactions, it was necessary for us to restate our financial statements for the year ended February 29, 2010.  We are addressing these issues by reviewing and revising our internal accounting policies and procedures, expanding the resources allocated to our accounting department, and hiring outside accounting advisors.  However, we do not have the financial resources to address these issues.  Accordingly, the certifying officer has concluded that our disclosure controls and procedures are not effective at this time.

We also intend to elect additional directors, who will be independent and one of whom could serve as the audit committee financial expert. We believe that the appointment of such directors will strongly influence our management in establishing the necessary controls.  However, because of our continuing losses and negative working capital and the fact that we restated our financial statements for the year ended February 28, 2010, we have been unable to find qualified outside directors.

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

●
An insufficient complement of personnel in our corporate accounting and financial reporting function with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complex financial accounting and reporting requirements and materiality thresholds.

●
Lack of familiarity with the accounting treatment of the issuance of equity in consideration of services rendered and with the accounting aspects of reverse acquisition accounting and the classification and treatment of derivative securities

●
Lack of internal audit function - the monitoring function of internal control is not well performed due to insufficient resources. In addition, the scope and effectiveness of internal audit function have yet to be developed.

●	Lack of written policies and procedures relating to periodic review of current policies and procedures and their implementation.

●	The absence of an audit committee comprised of independent directors.

Remediation and Changes in Internal Control over Financial Reporting

Our management has discussed the material weaknesses in its internal control over financial reporting with the board of directors, and we are in the process of developing and implementing remediation plans to address the material weaknesses. As an initial step, we engaged an independent accounting firm which is not related to our independent registered accounting firm, to assist us in the preparation of our financial statements and the development and implementation of a system of internal controls. However, because of our lack of funds, we were unable to take steps to develop and implement such a system.

Other than as described above, management does not believe that there have been any other changes in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None.
PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Yao-Ting Su	48	Chairman, Chief Executive Officer, Chief Financial Officer and Director
Hui-Yun Lo	48	Director

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

Code of Ethics

We have not adopted a code of ethics as of the date of this report

Board Attendance

During 2012, the board of directors held six meetings, excluding actions taken by unanimous written consent.  Each director attended at 100% of the board meetings held while he or she was a director.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended February 29, 2012 and February 28, 2011 by each person who served as chief executive officer and chief financial officer during 2012.  One officer received compensation of $100,000 or more during fiscal 2012 or 2011.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	All Other Compensation	Total
Yao-Ting Su,	2012	$60,000.00	$--	$--	$--
chief executive officer, chief financial officer	2011	$111,548.03	--	--	--

Executive Employment Contracts

We have no employment agreements with any of our officers.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information at to shares of common stock beneficially owned as of February 29, 2012, by:

●	each director and nominee for director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Yao-Ting Su	19,401,160	23.7%
Hui-Yun Lo	24,988,621	30.6%
All officers and directors as a group (two persons owning stock)	44,389,781	54.3%

None of the persons named in the table hold options or other rights to acquire common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of February 29, 2012, and February 28, 2011, we had outstanding loans from Yao-Ting Su, our chief executive officer, of $304,392 and $804,821, respectively. As of February 29, 2012, and February 28, 2011, we had outstanding loans from Hui-Yun Lo, a director, of $538,630 and $1,498,665.  We used the proceeds of these loans for general working capital needs. The borrowings do not bear interest and are payable on demand. On June 5, 2012, the board of directors approved the sale to Ms. Lo of all of the stock of two of the Company’s subsidiaries, Targetek Technology Co., Ltd. and UP Technology Co., Ltd., which generated no revenue and nominal revenue during the year ended February 29, 2012 for cancellation of indebtedness to the director in the amount of $300,000.  The stock was transferred to Ms. Lo in June 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

The following is a summary of the fees for professional services rendered by Simon & Edward for the years ended February 29, 2012 and February 28, 2011.

	Simon & Edwards
Fee Category	2012	2011
Audit fees	$135,000	$135,000
Audit-related fees	--	--
Tax fees	--	--
Other fees	--	--
Total Fees	$135,000	$135,000

Audit fees.    Audit fees represent fees for professional services performed by Simon & Edward for the audit of our 2012 and 2011 annual financial statements.

Audit-related fees.    We did not incur any other fees for services performed by and Simon & Edward.

Tax Fees.      We did not incur any fees for tax services during 2012 or 2011.

Other fees.     Simon & Edward did not receive any other fees during 2012 and 2011.

ITEM 15.	EXHIBITS, FINANIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement among Sparking Events, Inc., Adam Gordoy Borges Dos Santo, APlus International Ltd., and the shareholders of APlus International Ltd., dated April 10, 2009 (1)
3.1	Bylaws of the Company (1)
3.2	Amended and Restated Articles of Incorporation of the Company, as filed with the State of Nevada (2)
10.1	2010 Long-Term Incentive Plan (3)
21	List of subsidiaries(4)
23.1	Consent of Simon & Edwards, LLP**
24.1	Power of attorney [On signature page]
31.1	Certification of Chief Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of the Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K filed by the Company on April 24, 2009.
(2)	Incorporated by reference to the Form 8-K filed by the Company on March 31, 2010.
(3)	Incorporated by reference to the Company’s registration statement on Form S-8, File No. 333-169007, which was filed on August 23, 2010.
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended February 28, 2010, which was filed on July 19, 2010.

** filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XODTEC LED, INC.

Date: July 9, 2012	By:	/s/ Yao-Ting Su
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

Signature	Title	Date

/s/ Yao-Ting Su	Chief Executive and Financial Officer and Director	July 9, 2012
Yao-Ting Su	(Principal Executive, Financial and Accounting Officer)

/s/ Hui-Yun Lo	Director	July 9, 2012
Hui-Yun Lo

XODTEC LED, Inc.

17700 Castleton Street, Suite 488 City of Industry, CA 91748, U.S.A. Tel: +1 626 854 6500 Fax: +1 626 854 6505

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Xodtec LED, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Xodtec LED, Inc. and Subsidiaries as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended February 29, 2012. Xodtec LED, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xodtec LED, Inc. and Subsidiaries as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years ended February 29, 2012 and February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Simon & Edward, LLP

City of Industry, California
July 9, 2012

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 29, 2012	February 28, 2011

ASSETS
Current assets
Cash	$4,949	$35,652
Accounts receivable, net of allowances for bad debt of $0 and $33,028, respectively	40,075	185,716
Other receivables	-	84,753
Inventories, net	6,280	-
Prepayments	1,218	105,339
Other current assets	53,262	42,217
Total current assets	105,784	453,677

Property and equipment, net	91,788	109,642

Other Assets
Deposits	52,129	61,060
Deferred assets	180,500	697,250
Other assets	41,046	214,950
Total assets	$471,247	$1,536,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings from banks	$254,421	$46,469
Accounts payable	72,490	289,668
Other payable	475,249	471,621
Accrued liabilities	509,771	445,611
Loans from related parties	843,022	2,541,973
Other current liabilities	38,665	259,006
Total current liabilities	2,193,618	4,054,348

Long-term liability	-	9,930
Total liabilities	2,193,618	4,064,278
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding, at February 28, 2011 and 2010, respectively
Common stock (225,000,000 authorized shares, par value $0.001 per share;	81,771	28,865
81,771,107 and 28,864,827 issued and outstanding, respectively)
Subscription receivable	-	(130,000)
Additional paid in capital	6,227,924	3,639,507
Accumulated deficit	(7,755,802)	(5,684,006)
Accumulated other comprehensive gain - translation adjustments	(276,264)	(382,065)
Total stockholders' equity	(1,722,371)	(2,527,699)
Total liabilities and stockholders' equity	$471,247	$1,536,579

The accompanying notes are an integral part of the consolidated financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME

	Year ended
	February 29, 2012	February 28, 2011

Revenue	$502,125	$1,032,541

Cost of revenue	330,616	1,254,280

Gross profit	171,509	(221,739)

Selling, general and administrative expenses	2,050,835	2,805,160

Net operating (loss)	(1,879,326)	(3,026,899)

Other income (expense)
Interest income	255	322
Interest expense	(10,664)	(9,131)
Gain (loss) on currency exchange	(308)	2,742
Impairment loss on property and equipment	(173,817)	(415,445)
Gain on change in fair value of accrued derivative liabilities	-	1,783,274
Other income (expense)	2,328	74,478
Total other income	(182,206)	1,436,240
Net (loss) before income taxes	(2,061,532)	(1,590,659)

Income taxes	10,264	-

Net (loss)	$(2,071,796)	$(1,590,659)

Translation adjustments	105,801	(339,890)

Comprehensive income	$(1,965,995)	$(1,930,549)

Net (loss) per share
- Basic	$(0.04)	$(0.06)
- diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding
- Basic and	58,728,727	25,230,698
- diluted	58,728,727	25,230,698

The accompanying notes are an integral part of the financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Subscription receivable	Additional Paid in Capital		Accumulated other comprehensive gain - translation adjustments
	Common Stock
	Number of shares	Amount			Accumulated Deficit		Total

Restated balance, February 28, 2010	22,430,004	$22,430	$(130,000)	$1,515,742	$(4,093,347)	$(42,175)	$(2,727,350)
Issuance of common shares for professional service	3,300,000	3,300	-	584,200	-	-	587,500
Sale of common shares	2,134,823	2,135	-	1,513,590	-	-	1,515,725
Issuance of common shares for cancellation of warrants	1,000,000	1,000	-	25,975	-	-	26,975
Net loss	-	-	-	-	(1,590,659)	-	(1,590,659)
Translation adjustments	-	-	-	-	-	(339,890)	(339,890)
Balance, February 28, 2011	28,864,827	28,865	(130,000)	3,639,507	(5,684,006)	(382,065)	(2,527,699)
Issuance of common shares for professional service	300,000	300	-	29,700	-	-	30,000
Issuance of common shares for cancellation of debts	52,606,280	52,606	-	2,688,717	-	-	2,741,323
Write off subscription receivable	-	-	130,000	(130,000)	-	-	-
Net loss	-	-	-	-	(2,071,796)	-	(2,071,796)
Translation adjustments	-	-	-	-	-	105,801	105,801
Balance, February 29, 2012	81,771,107	$81,771	$-	$6,227,924	$(7,755,802)	$(276,264)	$(1,722,371)

The accompanying notes are an integral part of the consolidated financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	February 29, 2012	February 28, 2011

Cash Flows from operating activities:
Net (loss)	$(2,071,796)	$(1,590,659)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	67,130	75,803
Allowance for doubtful accounts	-	31,659
Issuance of common shares or warrants for professional services	626,750	306,751
Impairment loss on long live assets	173,817	416,906
Loss (Gain) on disposal of property and equipment	(1,158)	-
(Gain) on change in fair value of accrued derivative liabilities	-	(1,783,274)
(Increase) Decrease in assets:
Accounts receivable	148,445	(81,181)
Other receivables	86,168	(49,892)
Inventories	(6,326)	151,257
Prepayments	24,536	1,023
Other current assets	(10,732)	(19,051)
Deposits	9,565	9,520
Decrease (Increase) in liabilities:
Accounts payable	(221,478)	43,377
Other payable	(733)	(7,899)
Accrued liabilities	60,483	276,575
Tax payable	3,778	-
Other current liabilities	(36,498)	87,607
Net cash used in operating activities	(1,148,049)	(2,131,478)

Cash Flows from investing activities:
Proceeds from disposal of property and equipment	1,482	-
Increase in other assets	(15,986)	(24,009)
Purchase of property and equipment	(29,089)	(196,756)
Net cash used in investing activities	(43,593)	(220,765)

Cash flows from financing activities:
Proceeds from borrowings	9,347	180,299
Proceeds from related parties	1,151,036	426,428
Proceeds from issuance of shares	-	1,515,724
Net cash provided by financing activities	1,160,383	2,122,451

Effect of exchange rate changes on cash and cash equivalents	556	9,560
Net increase in cash and cash equivalents	(30,703)	(220,232)
Cash, beginning of the year	35,652	255,884
Cash, end of the year	$4,949	$35,652

Supplemental disclosures of cash flow information:
Interest paid	$10,664	$9,131
Income taxes paid	$6,485	$-

Supplemental disclosures of cash flow for non-cash transaction:
Financing activities - Issuance of equity for cancellation of debt	$2,741,323	$-
Financing activities - Issuance of equity as prepayment of professional fees	$30,000	$587,500

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2012

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

 The Company has the following operating subsidiaries:

-	Xodtec Technology Co., Ltd., was set up on February 5, 2005 is mainly engaged in LED lighting ODM/OEM and distribution in Taiwan business, and represented most of the Company’s business57.
-	UP Technology Co., Ltd., was set up on January 9, 1997 and is mainly engaged in LED lighting product distribution in Taiwan business.
-	Targetek Technology Co., Ltd., was set up on March 26, 1997 and is inactive.

All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Allowance for doubtful accounts amounted to $0 and $33,028 at February 29, 2012 and February28, 2011, respectively.

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. For the year ended February 29, 2012, the Company sold approximated $61,000 of inventories which were fully reserved as of February 28, 2011. The Company recorded approximately $519,000 and $603,000 of inventory valuation reserve for LCM inventory adjustments for the years ended February 29, 2012 and February 28, 2011, respectively.

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

During the years ended February 29, 2012 and February 28, 2011, the Company recorded an impairment loss on property and equipment of approximately $174,000 and $415,000, respectively, to reflect on the difference between fair market value and book value.

Accrued Derivative Liabilities

The Company applies ASC Topic 815, “Derivatives and Hedging,” which provides a Monte Carlo Simulation model to determine the instruments issued pursuant to the subscription agreement not indexed to an issuer’s own stock and thus able to qualify for derivative liabilities treatment. The Company determines which instruments require liability accounting, and records the fair values as an accrued derivative liability. The changes in the values of the accrued derivative liabilities are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities.” During the year ended February 28, 2010, the Company determined that there were derivatives in accrued derivative liabilities. During the year ended February 28, 2011, the conditions that gave rise to the derivative liability terminated and at February 28, 2011, there was no longer any derivative liability.  The changes in the value of these derivatives are shown in the accompanying statement of operations as “gain (loss) on change in fair value of accrued derivative liabilities.”  The gain in change in fair value of derivative liabilities for the year ended February 28, 2011 was $1,783,274, respectively.

Subscription Receivable

The subscription receivable reflects the sales of common stock in July 2009 for which the Company had not received payment as of November 30, 2011 or February 28, 2011, and which was written off and recorded as an adjustment to additional paid in capital during the year ended February 29, 2012.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the years ended February 29, 2012 and February 28, 2011.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for the years ended February 29, 2012 and February 28, 2011, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for financial statements for the years ended February 29, 2012 and February 28, 2011 in accordance with ASC 830, Foreign Currency Matters, are as follows:

	Average Rate for the years
	February 29, 2012		February 28, 2011
Taiwan dollar (NTD)	NTD	29.63542	NTD	31.10465
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at
	February 29, 2012		February 28, 2011
Taiwan dollar (NTD)	NTD	29.61360	NTD	29.81500
United States dollar ($)		$1.0000		$1.0000

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended February 29, 2012, the Company incurred a modest gross profit of approximately $0.2 million, resulting in a gross margin of approximately 34%, a net loss of approximately $2.1 million and a net operating loss of approximately $1.9 million. In addition, the Company had a negative cash flow in operating activities amounting approximately $1.1 million in the year ended February 29, 2012, and the Company’s accumulated deficit was approximately $7.8 million as of February 29, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions and defer the amounts due under the credit line; however, market conditions, together with the absence of an active trading market in the Company’s common stock and the trading price of the common stock make it difficult for the Company to raise cash from the sale of equity and the Company’s financial condition make it extremely difficult to borrow funds. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 5 - FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts receivable, other receivable inventories, prepayments, other current assets, short-term borrowings from bank s and others, accounts payable, other payable, accrued liabilities, loan from related parties and other current liabilities approximate the related fair values due to the short-term maturities of instruments.

NOTE 6 – INVENTORIES

As of February 29, 2012 and February 28, 2011, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	February 29, 2012	February 28, 2011
Raw Material	$337,463	$199,757
Work-in-process	47,139	77,015
Finished goods	141,176	326,100
Gross inventory	$525,778	$602,872
Less amount to reduce inventories to lower of cost or market	(519,498)	(602,872)
Net inventory	$6,280	$-

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 29, 2012	February 28, 2011
Transportation	$1,700	$1,684
Office equipment	96,167	52,303
Machinery	67,145	104,019
Total property and equipment	165,012	158,006
Accumulated depreciation	(73,224)	(48,364)
Total property and equipment, net	$91,788	$109,642

Depreciation and amortization expenses during the years ended February 29, 2012 and February 28, 2011 were $28,576 and $52,111, respectively.

NOTE 8 – DEFERRED ASSETS

Deferred assets consisted of the following:

	February 29, 2012	February 28, 2011
Deferred professional fee	$180,500	$697,250

The Company professional fee expense for the future is following as:

February 28, 2013	$180,500
February 28, 2014	$-

Professional fee expense during the years ended February 29, 2012 and February 28, 2011 were $626,750 and $306,751, respectively.

NOTE 9 – OTHER ASSETS

Other assets consisted of the following:

	February 29, 2012	February 28, 2011
Idle asset held for sales - equipment	$-	$170,964
Prepayment of property and equipment	19,054	-
Long-term prepaid	21,991	43,986
Total other assets	$41,045	$214,950

Idle asset is reported at the lower of the carrying amount or fair values less estimated costs of sale. As of February 29, 2012, the Company incurred an impairment charge with respect to this idle asset held for sale in the amount of $173,817. This equipment has been used for an energy saving contract, which has been terminated, and this equipment will not have other usage. The Company has other payable relating to this equipment as of February 29, 2012 and February 28, 2011 of $475,249 and $470,899, respectively.

NOTE 10 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following at February 29, 2012 and February 28, 2011:

	February 29, 2012	February 28, 2011
From First Bank, interest at 4.94%, maturity date July 1, 2012	$10,024	$32,921
Unrelated party loan, free interest and due on demand	-	23,478
From Taiwan Business Bank, interest at 3.75%, maturity date August 15, 2012	244,397	-
Total	254,421	56,399
Current portion	$254,421	$46,469
Long-term portion	$-	$9,930

Interest expense during the years ended February 29, 2012 and February 28, 2011 were $10,664 and $9,131, respectively.

NOTE 11 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	February 29, 2012	February 28, 2011
Accrued salaries	$332,737	$184,531
Accrued professional fee	86,342	85,333
Accrued travel fee	23,987	8,506
Accrued others	66,705	167,241
Total	$509,771	$445,611

NOTE 12 – RELATED PARTY TRANSACTIONS

-	Due to related parties

As of February 29, 2012 and February 28, 2011, the Company had outstanding borrowings from

-	its chief executive officer in the aggregate amounts of $304,392 and $804,821, respectively,
-	one of its director in the aggregate amounts of $538,630 and $1,498,665, respectively, and
-	three shareholder in the aggregate amounts of $0 and $238,487, respectively.

The borrowings were used for general working capital needs, and they do not bear interest and are payable on demand.

NOTE 13 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

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

On July 8, 2009, the Company issued and sold 1,000,000 shares of common stock to an outside investor for (the "Investor") a cash price of $0.65 per share, for a total of $650,000.  As of February 28, 2011, the Company had received $520,000, and the balance of $130,000 had not been received and was treated as a subscription receivable at February 28, 2011.  This receivable was written off and recorded as an adjustment to additional paid in capital during the year ended February 29, 2012

On September 29, 2009, the Company sold to the Investor for $700,000 (i) 1,000,000 shares of common stock and (ii) warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. Pursuant to the common stock subscription agreement, the Company agreed that:

●	for 18 months after the closing, the Company will not issue any class or debt or equity which could be convertible into common stock.

●
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

Prior to the December 2010 agreement described in the above paragraph, the Company had treated the potential additional share issuance under the common stock subscription agreement as a derivative under ASC Topic 815, Subtopic 40 since the number of shares the Company may issue to settle the anti-dilution provisions of the stock subscription agreement is not fixed.  Derivative instruments are recorded at fair value and marked-to-market each period until it is exercised or expire, with any change in the fair value charged or credited to income each period. The fair value was estimated by Monte Carlo simulation model.

The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:

February 28, 2011
Expected volatility	292%
Expected term (years)	0.37-0.39
Discount rate	0.16%-0.17%
Dividend yield	0%

The fair value of the warrants was $26,975 at February 28, 2011.

The Company issued securities during the years ended February 29, 2012 and February 28, 2011 as follows:

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

On August 5, 2011, the Company entered debt cancellation agreements with the Company's CEO and director which the Company issued 16,447,160 and 34,159,120 shares of common stock to cancel the Company's indebtedness in the principal amount of US$822,358 and US $1,707,965, respectively.

During the year ended February 28, 2011, the Company sold 2,134,823 shares of common stock to investors for a cash price of $0.71 per share and a total amount of $1,515,725.

Warrant activity for the years ended February 29, 2012 and February 28, 2011, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2011	1,550,000	1.26
Granted	-
Exercised	-
Cancelled	-
Expired	(1,550,000)	$1.26
Balance at February 28, 2011	-	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	-	-
Balance at February 29, 2012	-	$-

The following table summarizes the shares of common stock issuable upon exercise of warrants outstanding at February 28, 2011:

Exercise Price	Outstanding at February 28, 2011	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at February 28, 2011
$1.00	750,000	0.16	750,000
$1.50	800,000	1.15	800,000

NOTE 14 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company pays income taxes under the laws of the Republic of China (Taiwan).  For the years ended February 29, 2012 and February 28, 2011, there were no income tax expenses.

NOTE 15 – CONCENTRATION

-	Major customers

The following table provides information as to sales to each customer who accounted for at least 10% of the Company’s revenue for the years ended February 29, 2012 and February 28, 2011, respectively, and the accounts receivable from such customers:

	Revenue Year Ended February 29,	Percentage of Total Revenue	Accounts Receivable At February 29,
2012
-Customer A	$145,413	29%	$4,922

	Revenue Year Ended February 28,	Percentage of Total Revenue	Accounts Receivable At February 28,
2011
-Customer B	$106,033	10%	$27,520

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

The following table provides information as to purchase to each major supplier who accounted for 10% or more of the Company’s purchases for the year ended February 28, 2011 and 2010, respectively, and the accounts payable to such suppliers:

	Purchase Year Ended February 29,	Accounts /Notes Payable At February 29,
2012
-Vendor A	$67,900	$-
-Vendor B	$30,222	$-

	Purchase Year Ended February 28,	Accounts /Notes Payable At February 28,
2011
-Vendor A	$264,174	$75,752

NOTE 16 - COMMITIMENTS AND CONTINGENCIES

The Company rent offices under several operating leases. The Company minimum rent for the future is following as:

Twelve months ending	Amounts
February 28, 2013	$151,280
February 28, 2014	$132,165
February 28, 2015	$57,288
February 28, 2016	$-

Rent expenses during the years ended February 29, 2012 and February 28, 2011 were $157,466 and $191,918, respectively.

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity and at February 29, 2012 and February 28, 2011 are as follows:

Foreign Currency Translation Adjustment
Balance at February 28, 2010	$(42,175)
Change for the year ended	(339,890)
Balance at February 28, 2011	$(382,065)
Change for the year ended	105,801
Balance at February 29, 2012	$(276,264)

NOTE 18 - SUBSEQUENT EVENTS

On June 5, 2012, the board of directors approved the sale to one of the Company’s directors of all of the stock of two of the Company’s subsidiaries, Targetek Technology Co., Ltd. and UP Technology Co., Ltd., which generated no revenue and nominal revenue during the year ended February 29, 2012.