Form 10-Q
period 2012-05-31
XODTEC LED, INC.
filed 2012-07-23
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

XODTEC LED, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 172
Bahama, NC 27503
 (Address of principal executive offices, Zip Code)

(267) 350-6511
 (Registrant’s telephone number, including area code)

2F, No.139, Jian 1st Rd., Jhonghe City,
Taipei County 235, Taiwan (R.O.C.)
(Former address)

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

The number of shares of registrant’s common stock outstanding, as of July 17, 2012: 81,771,107

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended May 31, 2012

TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of May 31, 2012 (unaudited) and February 29, 2012	2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended May 31, 2012 and 2011 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended May 31, 2012 and 2011 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements.	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 4.	Controls and Procedures.	17

	PART II - OTHER INFORMATION
Item 6.	Exhibits.	17

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended February 29, 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Part I – Financial Statements

Item 1.                      Financial Statements

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2012	February 29, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$1,142	$4,949
Accounts receivable, , net of allowances for bad debt of $0	21,993	40,075
Inventories, net	8,787	6,280
Prepayments	104	1,218
Other current assets	55,095	53,262
Total current assets	87,121	105,784

Property and equipment, net	84,640	91,788

Other Assets
Deposits	51,883	52,129
Deferred assets	128,708	180,500
Other assets	35,436	41,046

Total assets	$387,788	$471,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings from banks	$333,505	$254,421
Accounts payable	43,111	72,490
Other payable	473,003	475,249
Accrued liabilities	544,497	509,771
Loans from related parties	919,319	843,022
Other current liabilities	67,942	38,665

Total current liabilities	2,381,377	2,193,618

Total liabilities	2,381,377	2,193,618
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding, at February 28, 2011 and 2010, respectively
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	81,771	81,771
81,771,107 shares issued and outstanding)
Subscription receivable	-	-
Additional paid in capital	6,227,924	6,227,924
Accumulated deficit	(8,038,048)	(7,755,802)
Accumulated other comprehensive gain - translation adjustments	(265,236)	(276,264)

Total stockholders' equity	(1,993,589)	(1,722,371)
Total liabilities and stockholders' equity	$387,788	$471,247

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME

	Three months ended May 31,
	2012	2011

Revenue	$38,673	$227,708

Cost of revenue	18,131	182,071
Reverse of loss on inventory	-	(335,681)

Gross profit	20,542	381,318

Selling, general and administrative expenses	299,808	806,937

Net operating (loss)	(279,266)	(425,619)

Other income (expense)
Interest expense	(3,192)	(1,500)
Gain(loss) on currency exchange	211	693
Other income (expense)	-	(1,354)
Total other income	(2,981)	(2,161)

Net (loss) before income taxes	(282,247)	(427,780)

Income taxes	-	30

Net (loss)	$(282,247)	$(427,810)

Translation adjustments	11,028	170,995

Comprehensive income	$(271,219)	$(256,815)

Net (loss) per share
- Basic	$(0.00)	$(0.01)
- diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- Basic and	81,771,107	28,864,827
- diluted	81,771,107	28,864,827

The accompanying notes are an integral part of the financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

XODTEC LED, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2012	2011

Cash Flows from operating activities:
Net (loss)	$(282,247)	$(427,810)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,238	12,474
Reversal of inventory writedown	-	(335,681)
Issuance of common shares and amorization of professional services	51,792	290,667
Impairment loss on Long live assets	-
Loss (Gain) on disposal of property and equipment	-
(Gain) on change in fair value of accrued derivative liabilities
(Increase) Decrease in assets:
Accounts receivable	18,051	13,468
Other receivables	-	3,793
Inventories	(2,559)	4,735
Prepayments	1,118	1,619
Other current assets	(2,104)	(13,484)
Decrease (Increase) in liabilities:
Accounts payable	(29,295)	(79,572)
Other payable	-	652
Accrued liabilities	37,468	159,625
Other current liabilities	29,722	(19,738)

Net cash used in operating activities	(165,816)	(389,252)

Cash Flows from Investing activities:
Prepayment of property and equipment		(25,952)
Purchase of property and equipment	-	(2,765)
Net cash used in investing activities	-	(28,717)

Cash flows from financing activities:
Proceeds from borrowings	81,001	2,381
Proceeds from related parties	80,996	413,200

Net cash provided by financing activities	161,998	415,581

Effect of exchange rate changes on cash and cash equivalents	12	128

Net increase in cash and cash equivalents	(3,807)	(2,260)
Cash, beginning of the period	4,949	35,652

Cash, end of the period	$1,142	$33,392

Supplemental disclosures of cash flow information:
Interest paid	$3,193	$1,500
Income taxes paid	$2,549	$-

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Xodtec LED, Inc.  (“Company”) is a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  On June 28, 2009, the Company’s corporate name was changed to “Xodtec Group USA, Inc.” and on May17, 2010 the Company’s corporate name was changed to “Xodtec LED, Inc.”

The Company, through its subsidiaries, is engaged in the design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.  The Company’s wholly-owned subsidiaries, Xodtec Technology Co., Ltd. (“Xodtec”); Targetek Technology Co., Ltd. (“Targetek”); UP Technology Co., Ltd. (“UP”), are organized under the laws of the Republic of China (Taiwan).  The Company also owns a 35% interest in Radiant Sun Development S.A., a company organized under the laws of the Independent State of Samoa (“Radiant Sun”).  See Note 17 in connection with a change in the Company’s business.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidation financial statements and notes thereto for the fiscal year ended February 29, 2012 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Certain prior year amounts have been reclassified to conform with the current period's presentation, none of which had an impact on total assets, stockholders' deficit, net loss, or net loss per share.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months ended May 31, 2012, the Company incurred an operating loss and a net loss of approximately $280,000.  The Company had a negative cash flow in operating activities amounting approximately $166,000 in the three months ended May 31, 2012, and the Company’s accumulated deficit was approximately $8 million as of May 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. For the three months ended May 31, 2012, the company sold approximated $10,000 of inventories which were fully reserved as of February 29, 2012. The Company recorded approximately $500,000 of inventory valuation reserve for LCM inventory adjustments at May 31, 2012.

Equity Investment

The Company accounts for its interest in its equity investments pursuant to ASC 323 “Investment – Equity Method and Joint Ventures,” which sets forth guidance as to the treatment of equity investments. Because the Company only unconsolidated subsidiary is inactive, does not meet the test of a significant subsidiary under Rule 1-02(w)of Regulation S-X and any summarized information is de minimis, the Company is not required to include summarized financial information with respect to this entity and the absence of summarized financial information does not impact its consolidated financial statements.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the three months ended May 31, 2012.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for the three months ended May 31, 2012, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

	Average Rate for the three months
May 31,	2012	2011
Taiwan dollar (NTD)	NTD 29.42042	NTD 29.97079
United States dollar ($)	$1.00000	$1.00000

	Exchange Rate at
May 31,	2012	2011
Taiwan dollar (NTD)	NTD 29.68240	NTD 29.68975
United States dollar ($)	$1.0000	$1.0000

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses.

NOTE 3 - FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts receivable, other receivable inventories, prepayments, other current assets, short-term borrowings from banks, accounts payable, other payable, accrued liabilities, loans from related parties and other current liabilities approximate the related fair values due to the short-term maturities of instruments.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 5 – INVENTORIES

As of May 31, 2012 and February 29, 2012, the Company’s inventory consisted of raw material, work in progress and finished goods as follows:

	May 31, 2012	February 29, 2012
Raw material	$323,645	$337,463
Work-in-process	47,394	47,139
Finished goods	136,015	141,176
Gross inventory	$507,054	$525,778
Less inventory reserve	(498,267)	(519,498)
Net inventory	$8,787	$6,280

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	May 31, 2012	February 29, 2012
Transportation	$1,692	$1,700
Office equipment	95,712	96,167
Machinery	66,828	67,145
Total property and equipment	164,232	165,012
Accumulated depreciation	(79,592)	(73,224)
Total property and equipment, net	$84,640	$91,788

Depreciation and amortization expenses during the three months ended May 31, 2012 and 2011 were $12,238 and $12,474, respectively.

NOTE 7 – DEFERRED ASSETS

Deferred assets consisted of the following:

	May 31, 2012	February 29, 2012
Deferred professional fee	$128,708	$180,500

The Company’s professional fee for the future is as followings:

May 31, 2013	$128,708
May 31, 2014	$-

NOTE 8 – OTHER ASSETS

Other assets consisted of the following:

	May 31, 2012	February 29, 2012
Prepayment of property and equipment	$18,964	$19,054
Long-term prepaid	16,472	21,992
Total other assets	$35,436	$41,046

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following as of May 31, 2012 and February 29, 2012:

	May 31, 2012	February 29, 2012
From First Bank, interest at 5.09%, maturity date July 1, 2012	$4,017	$10,024
From Taiwan Business Bank, interest at 3.75%, maturity date August 15, 2012	329,488	244,397
Total	$333,505	$254,421
Current portion	$333,505	$254,421
Long-term portion	$-	$-

Interest expenses during the three months ended May 31, 2012 and 2011 were approximately $3,200 and $1,500, respectively.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	May 31, 2012	February 29, 2012
Accrued salaries	$384,803	$332,737
Accrued professional fee	94,317	86,342
Accrued travel fee	31,097	23,987
Accrued others	34,280	66,705
Total	$544,497	$509,771

NOTE 11 – RELATED PARTY TRANSACTIONS

	May 31, 2012	February 29, 2012
Non-interest bearing and payable on demand to Chief Executive Officer of the Company	$325,517	$304,392
Non-interest bearing and payable on demand to its director of the Company	593,802	538,630
Total	$919,319	$843,022

NOTE 12 - COMMITIMENTS AND CONTINGENCIES

The Company rent offices under several operating leases. The Company’s minimum rent for the future is as followings:

Twelve months ending	Amounts
May 31, 2013	$143,000
May 31, 2014	$135,000
May 31, 2015	$23,000

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

Warrant activity for the period ended May31, 2012 and February 29, 2012, is summarized as follows:

	Shares subject to Warrants	Weighted Average Exercise Price
Balance at February 28, 2011	1,550,000	$1.26
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	(1,550,000)	1.26
Balance at February 29, 2012	-	-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	-	$-
Balance at May31, 2012	-	$-

NOTE 14 - CONCENTRATION

-	Major customers

The following table provides information as to sales to each customer who accounted for at least 10% of the Company’s revenue for the three months ended May 31, 2012 and 2011, respectively, and the accounts receivable from such customers:

	Revenue Three Months Ended May 31,	Percentage of Total Revenue	Accounts Receivable At May 31,
2012
-Customer A	$8,980	23%	$6,007
-Customer B	6,483	17%	8,762
-Customer C	5,713	15%	-

2011
-Customer D	$45,463	20%	$48,188
-Customer E	28,959	13%	7,041

Substantially all of the Company's revenue is derived from sales of LED lighting products.  Any significant decline in market acceptance of the Company's products or in the financial condition of the Company's existing customers could impair the Company's ability to operate effectively.

-	Major suppliers

The following table provides information as to purchase to each major supplier who accounted for 10% or more of the Company’s purchases for the three months ended May 31, 2012 and 2011, respectively, and the accounts payable to such suppliers:

	Purchase Three Months Ended May 31,	Accounts /Notes Payable At May 31,
2012
-Vendor A	$5,713	$-
-Vendor B	3,739	-
-Vendor C	2,243	-
2011
-Vendor D	69,935	67,938
-Vendor E	20,820	22,068

NOTE 15 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company pays income taxes under the laws of the Republic of China (Taiwan).  For the three months ended May 31, 2012 and 2011, the Company has income tax amount of $0 and $30, respectively.

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ deficit and at May 31, 2012 and February 29, 2012 are as follows:

Foreign Currency Translation Adjustment
Balance at February 29, 2012	$(276,264)
Change in foreign currency translation	11,028
Balance at May 31, 2012	$(265,236)

NOTE 17 - SUBSEQUENT EVENTS

On June 5, 2012, the board of directors approved the sale to one of the Company’s directors of all of the stock of two of the Company’s subsidiaries, Targetek Technology Co., Ltd. and UP Technology Co., Ltd., which generated no revenue during the three months ended May 31, 2012.

On July 13, 2012, the Company entered into an agreement with Hui-Yun Lo, a director, pursuant to which transferred to Ms. Lo all of the Company’s equity interest in Xodtec Technology Co., Ltd. and the Company’s 35% interest in Radiant Sun Development S.A. in exchange for the cancellation by Ms. Lo of debt from the Company to her in the amount of $100,000.  Since all of the Company’s consolidated assets and liabilities are assets and liabilities of the former subsidiaries, the assets and liabilities reflected on the May 31, 2012 balance sheet ceased to be assets or liabilities of the Company.  The results of operations reflected on the Company’s historical consolidated financial statements will be treated in the future as results of discontinued operations.

On July 14, 2012 Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) acquired, for nominal consideration, 24,988,621 shares of common stock from Hui-Yun Lo and 19,401,160 shares of common stock from  Yao-Ting Su, as well as all notes from the Company to Ms. Lo and Mr. Su through the date of the transfer (other than $100,000 principal amount of notes held by Ms. Lo which were cancelled in connection with her acquisition of the stock of Xodtec Technology Co., Ltd. and the 35% interest in Radiant Sun Development S.A.).  As a result of the transfer of shares to the Butler Roth IRA, the Butler Roth IRA acquired 44,389,781 shares of common stock, constituting 54.3% of the outstanding common stock.

On July 14, 2012, Yao-Ting Su, chief executive and financial officer and a director, and Hui-Yun Lo, a director, resigned as officers and directors.

On July 14, 2012, Mr. Butler was elected as chief executive officer, chief financial officer and secretary.

On July 18, 2012, Butler Roth IRA and the Company entered into a loan agreement pursuant to which the Butler Roth IRA agreed to lend the Company up to $150,000, for which the Company would issue the 6% demand promissory note in the principal amount of $150,000.

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

Overview

Subsequent to May 31, 2012, we disposed of our subsidiaries, through which our business was conducted.  As a result, we are no longer engaged in the design, marketing and selling of advanced lighting products which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.

We disposed of our subsidiaries through the transfer of the stock in the subsidiaries to one of our directors in consideration of the cancellation of a portion of the debt that we owed to the director, and our two directors sold their shares and their notes to a third party.  Since all of our consolidated assets and liabilities are assets and liabilities of the former subsidiaries, the assets and liabilities reflected on the May 31, 2012 balance sheet ceased to be our assets or liabilities.  The results of operations reflected on the Company’s historical consolidated financial statements will be treated in the future as results of discontinued operations.

We plan to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7.  We would seek to integrate hardware and software to provide a seamless solution.  The 24/7 monitoring would be designed to help prevent crimes and property damage by the constant monitoring.

The marketplace is currently dominated by two types of security solutions.  The first is security guards.  Regardless of whether the security guards are employees or hired through an outside firm there are distinct limitations.  Using security guards on a 24/7 basis can be fairly expensive.  Security guards only “see” a small portion of the area that they are to be protecting at any one time.  The quality of the security guards can be uncertain since many of these guards are minimum wage employees.  The second type of security solution is static video cameras.  Since most of these systems record events which are reviewed after an incident, they do not help to prevent a crime.

We intend to take the best of these solutions.  We plan to monitor the video cameras in a cost effective manner, using a tech hub designed so that a few highly trained security officials can monitor many video cameras.  Our goal is to get the police involved before and during a crime instead of providing information after an event has taken place.  However, we are in the start-up phase, and we have not yet generated any revenue from this business, and we cannot assure you that we will be successful in this business.

The following discussion relates to the LED business of the Company, which was the Company’s business during the period covered by this report.

During the fiscal year ended May 31, 2012, our gross margin was 53.12%, as compared 167.46%, for the quarter ended May 31, 2011.  The gross margin for the May 2011 quarter reflected the reverse of loss on inventory in the quarter ended May 31, 2011 of $335,681.

Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the three months ended May 31, 2012, we incurred a net loss and an operating loss of approximately $0.28 million.  For the three months ended May 31, 2012, we had nominal revenue and a loss of $0.28 million.

We had a negative cash flow in operating activities amounting approximately $0.16 million in the three months ended May 31, 2012, and our accumulated deficit was approximately $8.0 million as of May 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

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

Inventories

The Company’s inventories are stated at the lower-of-cost-or-market price.  Cost is determined on the weighted average method. The Company provides for a lower-of-cost-or-market adjustment against gross inventory values. For the three months ended May 31, 2012, the company sold approximated $10,000 of inventories which were fully reserved as of February 29, 2012. The Company recorded approximately $500,000 of inventory valuation reserve for LCM inventory adjustments at May 31, 2012.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for the quarter ended May 31, 2012 and May 31, 2011 was not significant.

Equity Investment

We account for our interest in our equity investments pursuant to ASC 323 “Investments – Equity Method and Joint Ventures,” which sets forth guidance as to the treatment of equity investments.  Because our only unconsolidated subsidiary is inactive, does not meet the test of a significant subsidiary under Rule 1-02(w)of Regulation S-X and any summarized information is de minimis, we are not required to include summarized financial information with respect to this entity and the absence of summarized financial information does not impact our consolidated financial statements.

Recent accounting pronouncements

We considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ended May 31,
	2012		2011
	Dollars	Percentage	Dollars	Percentage
Sales	$38,673	100.0%	$227,708	100.0%
Cost of sales	18,131	46.9%	182,071	80%
Reversal of inventory writedown			(335,681)	(147.4)%
Gross profit	20,542	53.1%	381,318	167.5%
Operating expenses	299,808	775.2%	806,937	354.4%
Loss from operations	(279,266)	(722.1)%	(425,619)	(186.9)%
Interest expense	(3,192)	(8.3)%	(1,500)	(0.7)%
Gain(loss) on exchange	211	0.6%	693	0.3%
Other income (expense)	-	-%	(1,354)	(0.6)%
Loss before income tax expense	(282,247)	(729.8)%	(427,780)	(187.9)%
Income taxes	-	-%	30	0.0%
Net loss	(282,247)	(729.8)%	(427,810)	(187.9)%
Foreign currency translation adjustment	11,028	28.5%	170,995	75.1%
Total comprehensive loss	$(271,219)	(701.3)%	$(256,815)	(112.8)%

Sales. During the quarter ended May 31, 2012, we had sales of $38,673, as compared to sales of $0.2 million for the quarter ended May 31, 2011, a decrease of approximately 83%. The decrease in sales is attributed to a lack of capital to purchase inventory and raw materials as well as a reduction in overhead dedicated to lighting solutions sales. All of our revenue represented in the quarter ended May 31, 2012 represented sales of lights.  We no longer offer lighting solutions.

Cost of sales; gross margin. During the quarter ended May 31, 2012, our cost of sales was $18,131, as compared to cost of sales of $0.18 million during the quarter ended May 31, 2011, a decrease of $0.16 million, or 71.9%.  Our gross profit decreased to $20,542, from $0.38 million in the same period last year. Our gross margin decreased from 167.5% in the quarter ended May 31, 2011 to 53.1% in the quarter ended May 31, 2012.  The decrease in gross profit margin resulted from the reversal of an inventory write-down of $335,681 in the May 2011 quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $0.3 million for the quarter ended May 31, 2012, as compared to $0.81 million for the quarter ended May 31, 2011, a decrease of $0.51 million or approximately 63%. The decrease was largely the result of a decrease costs associated with our expansion into the PRC as well as the reduction in overhead dedicated to lighting project sales.  We are no longer seeking to sell in the PRC due to our lack of resources.

Loss from operations. For the quarter ending May 31, 2012, loss from operations amounted to $0.28 million as compared to $0.43 million for the same quarter ended 2011, a decrease of approximately $0.15million or 33%.

Total other income (expenses). Other income, consisting of interest expense, gain (loss) on exchange and other income (expense) was not material for the three-month periods ended May 31, 2012 or 2011.

Net loss. As a result of the foregoing, our net loss for the three months ended May 31, 2011 was $282,247, or $0.00 per share (basic and diluted), as compared with net loss of $427,810 or $0.01 per share (basic and diluted) for the three month period ended May 31, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At May 31, 2012, we had a cash balance of $1,142, all of which were located in banks in Taiwan, ROC, and a working capital deficiency of approximately $2.3 million.

The following table sets forth information as to the principal changes in the components of our working capital from February 29, 2012 to May 31, 2012:

			February 29, 2012 to May 31, 2012
Category	May 31, 2012	February 29, 2012	Change	Percent Change
Current assets:
Cash	$1,142	4,949	$(3,807)	(76.9)%
Accounts receivable, net	21,993	40,075	(18,082)	(45.1)%
Inventories, net	8,787	6,280	2,507	39.9%
Prepayments	104	1,218	(1,114)	91.5%
Other current assets	55,095	53,262	1,833	3.4%
Current liabilities:
Short-term borrowings from banks	333,505	254,421	79,084	31.1%
Accounts payable	43,111	72,490	(29,379)	(40.5)%
Other payables	473,003	475,249	(2,246)	(0.5)%
Accrued liabilities	544,497	509,771	34,726	6.8%
Due to related parties	919,319	843,022	76,297	9.1%
Other current liabilities	67,942	38,665	29,277	75.7%
Working capital:
Total current assets	87,121	105,784	(18,663)	(-17.6)%
Total current liabilities	2,381,377	2,193,618	187,759	8.6%
Working capital	(2,294,256)	(2,087,834)	(206,422)	9.9%

Our working capital position deficiency increased $0.2 million to $2.29 million at May 31, 2012 from a working capital deficiency of $2.09 million at February 29, 2012.

During the three months ended May 31, 2012, we financed our operations principally through the loans from company officers and directors as well as bank loans.

During the three months ended May 31, 2012, we used $165,817 in our operations, principally reflecting our loss of $282,247, the issuance of common shares and amortization of professional services of $51,792, and a decrease in accounts payable of $29,295.   Cash flow used in investing activities was not significant.  Cash flow from financing activities was $161,998, consisting primarily of proceeds of loans from related parties and proceeds from borrowings.

During the three months ended May 31, 2011, we used $389,252 in our operations, principally reflecting our loss of $427,810, the issuance of equity for compensation of $290,667, the reversal of an inventory write-down of $335,681, a decrease in accrued liabilities of $159,625 and an increase in accounts payable of $79,572.   Cash flow used in investing activities was not significant, consisting of prepayments and purchase of property and equipment.  Cash flow from financing activities was $415,581, consisting primarily of proceeds of loans from related parties.

As of May 31, 2012, we had outstanding loans from our chief executive officer of $325,517, which we used for working capital needs. The borrowings do not bear interest and are payable on demand. As of May 31, 2012, we had outstanding loans from one of our directors totaling $593,802, which we used for general working capital needs. The borrowings do not bear interest and are payable on demand.

With our proposed change in business, we will need additional funds to develop and sustain our proposed internet based security.  As of the date of this report, we have no commitments from any person to provide the necessary funding.  We cannot assure you that we will be able to raise the necessary funding or that we will be successful in our new business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of May 31, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We anticipate that, with our proposed entry into a new business, we will seek to implement effective controls over financial reporting, although we recognize that, in view of the small number of employees, segregation of duties may be difficult.  As of the date of this report, we have one employee.

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

XODTEC LED, INC.

Date: July 23, 2012	/s/ Terry Butler
Terry Butler
Chief Executive Officer