Form 10-Q
period 2012-08-31
XODTEC LED, INC.
filed 2012-10-19
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______ TO ________ COMMISSION FILE NUMBER: 333-148005

XODTEC LED, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 172
Bahama, NC 27503
 (Address of principal executive offices, Zip Code)

(267) 350-6511
 (Registrant’s telephone number, including area code)

2F, No.139, Jian 1st Rd., Jhonghe City,
Taipei County 235, Taiwan (R.O.C.)
(Former address)

Copies to:
Asher S. Levitsky P.C.
Ellenoff Grossman & Schole LLP
120 East 42nd Street; 11th floor
New York, New York 10017
Phone: (212) 370-1300
Fax: (646) 895-7182
E-mail: alevitsky@egsllp.com

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes  ☒      No  ☐

The number of shares of registrant’s common stock outstanding, as of October 17, 2012: 194,757,357 shares

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended August 31, 2012

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

Part I – Financial Statements

Item 1.   Financial Statements

XODTEC LED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2012	February 29, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$62,931	$-
Current assets of the entity spun off	-	105,784
Total current assets	62,931	105,784

Property and equipment, net	-	-

Other Assets
Deferred assets	83,583	180,500
Total other assets	83,583	180,500
Non-Current assets of the entity spun off	-	184,963

Total assets	$146,514	$471,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Loans from related parties	$969,419	$843,022
Other current liabilities	61,265	46,667
Current liability of the entity spun off	-	1,303,929
Total current liabilities	1,030,684	2,193,618

Total liabilities	1,030,684	2,193,618
Commitments and contingencies
Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares	-	-
authorized and 0 shares issued and outstanding, at August 31, 2012 and February 28, 2012, respectively
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	81,771	81,771
81,771,107 shares issued and outstanding)
Additional paid in capital	7,197,041	6,227,924
Accumulated deficit	(8,162,982)	(7,755,802)
Accumulated other comprehensive loss - translation adjustments	-	(276,264)

Total stockholders' deficit	(884,170)	(1,722,371)
Total liabilities and stockholders' deficit	$146,514	$471,247

The accompanying notes are an integral part of the consolidated financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME

	Six months ended August 31,		Three months ended August 31,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expenses	176,725	419,000	124,933	128,333

Net operating loss	(176,725)	(419,000)	(124,933)	(128,333)

Net loss from continuing operations before income taxes	(176,725)	(419,000)	(124,933)	(128,333)

Income taxes	-	-	-	-

Net loss from continuing operations	(176,725)	(419,000)	(124,933)	(128,333)
Loss from the operation of the entity spun off	(230,455)	(649,422)	-	(512,279)
Net Loss	$(407,180)	$(1,068,422)	$(124,933)	$(640,612)

Translation adjustments	11,028	101,447	-	(69,548)

Comprehensive loss	$(396,152)	$(966,975)	$(124,933)	$(710,160)

Net loss per share
Net loss per share from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Net loss per share from entity spun off	$(0.00)	$(0.02)	$-	$(0.01)
Basic and diluted loss per share*	$(0.00)	$(0.03)	$(0.00)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	81,771,107	35,936,808	81,771,107	43,008,788

The accompanying notes are an integral part of the financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

XODTEC LED, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2012	2011

Cash Flows from operating activities:
Net (loss)	$(407,180)	$(1,068,422)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Issuance of common shares and amorization of professional services	96,917	419,000
Decrease (Increase) in liabilities:
Other current liabilities	14,598	-

Net cash used in operating activities from continuing operations	(295,665)	(649,422)
Net cash provided by (used in) operating activities of the entity spun off	46,599	(210,936)
Net cash used in operating activities	(249,066)	(860,358)

Cash Flows from Investing activities:
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities of the entity spun off	-	(33,007)
Net cash used in investing activities	-	(33,007)

Cash flows from financing activities:
Proceeds from related parties	230,996	-
Net cash provided by financing activities from continuing operations	230,996	-
Net cash provided by financing activities of the entity spun off	81,001	892,481
Net cash provided by financing activities	311,997	892,481

Effect of exchange rate changes on cash and cash equivalents	-	884

Net increase in cash and cash equivalents	62,931	-
Cash, beginning of the year	-	-

Cash, end of the year	$62,931	$-

Supplemental disclosures of cash flow information:
Interest paid	$3,193	$1,943
Income taxes paid	$2,549	$861

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Xodtec LED, Inc. (the “Company”) is a Nevada corporation incorporated on November 29, 2006 which previously was under the name Sparking Events, Inc.  On June 28, 2009, the Company changed its corporate name to Xodtec Group USA, Inc. and on May 17, 2010, the Company changed its corporate name to Xodtec LED, Inc.

On May 31, 2012, the Company had three wholly-owned subsidiaries, Xodtec Technology Co., Ltd. (“Xodtec”), Targetek Technology Co., Ltd. (“Targetek”), and UP Technology Co., Ltd. (“UP”), which were organized under the laws of the Republic of China (Taiwan).  Xodtec LED, Inc. also owned 35% interest in Radiant Sun Development S.A., a company organized under the laws of the Independent State of Samoa (“Radiant Sun”).

On July 13, 2012, pursuant to agreements dated June 5, 2012 and July 13, 2012, the Company entered into agreement with Hui-Yun Lo (“Ms. Lo”), who was then a director, pursuant to which all equity interest in its subsidiaries and its 35% interest in Radiant Sun were transferred to Ms. Lo for the cancellation of notes payable to Ms. Lo in the total principal amount of $100,000. As a result of these transactions, the Company had spun off the wholly-owned subsidiaries as of August 31, 2012 and for period July 13, 2012 to August 31, 2012.

At August 31, 2012, the assets of the spun off subsidiaries were not included in assets, and, for the period ended August 31, 2012, the results of operations of the spun off entities through July 13, 2012 are reflected as a net loss from spun off entities.

On July 14, 2012, Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) acquired, for nominal consideration, 24,988,621 shares of common stock from Ms. Lo and 19,401,160 shares of common stock from  Yao-Ting Su, as well as all notes payable by the Company to Ms. Lo and Mr. Su through the date of the transfer.  As a result of the transfer of shares to the Butler Roth IRA, the Butler Roth IRA acquired 44,389,781 shares of common stock, constituting 54.3% of the outstanding common stock.

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

Certain prior year amounts have been reclassified to conform with the current period’s presentation, none of which had an impact on total assets, stockholders’ deficit, net loss, or net loss per share.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the six months ended August 31, 2012, the Company incurred an operating loss and a net loss of approximately $407,000.  The Company had a negative cash flow in operating activities amounting approximately $249,000 in the six months ended August 31, 2012, and the Company’s accumulated deficit was approximately $8 million as of August 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred. The Company did not incur any advertising and promotion costs for six and three months ended August 31, 2012 and 2011.

Segment Information

ASC 280 requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

Fair Value of Financial Instruments

The fair values of the Company’s trade accounts receivable, income taxes receivable/payable, accounts payable, accrued expenses and other current liabilities approximate their carrying values due to the relatively short maturities of these instruments. The carrying value of the Company’s short and long term debt approximates fair value based on management’s best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were no convertible securities outstanding during the six months ended August 31, 2012.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for the six months ended August 31, 2012, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting and functional currency. The functional currency of the spun off entities was NTD. The Company’s functional currency is presently the U.S. dollar.

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

	Average Rate for the six months
August 31,	2012	2011
Taiwan dollar (NTD)	NTD 29.6572	NTD 29.0255
United States dollar ($)	$1.00000	$1.00000

	Exchange Rate at
August 31,	2012	2011
Taiwan dollar (NTD)	NTD 29.9102	NTD 29.1992
United States dollar ($)	$1.0000	$1.0000

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses.

NOTE 3 - FAIR VALUE MEASUREMENTS

The carrying values of cash, accounts receivable, other receivable inventories, prepayments, other current assets, short-term borrowings from banks, accounts payable, other payable, accrued liabilities, loans from related parties and other current liabilities approximate the related fair values due to the short-term maturities of instruments.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 (“ASU 2012-02”), “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact of adopting this amendment, but it is not expected to have a material impact on the Company’s consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 5 – DEFERRED ASSETS

Deferred assets consisted of the following:

	August 31, 2012	February 29, 2012
Deferred professional fee	$83,583	$180,500

The Company’s professional fee for the future is as followings:

August 31, 2013	$83,583

NOTE 6 – RELATED PARTY TRANSACTIONS

	August 31, 2012	February 29, 2012
6% interest bearing and payable on demand to chief executive officer of the Company(1)	$969,419	$-
Non interest bearing and payable on demand to prior chief executive officer of the Company(1)	-	304,392
Non interest bearing and payable on demand to its prior directors of the Company(1)	-	538,630
Total	$969,419	$843,022

(1)         A portion of the loans outstanding at August 31, 2012 were acquired by the current chief executive officer from a former director.

NOTE 7– INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

NOTE 8 – SPIN-OFF OF SUBSIDIARY TRANSACTION

On July 13, 2012, pursuant to agreements dated June 5, 2012 and July 13, 2012, the Company entered into agreement with Hui-Yun Lo (“Ms. Lo”), who was then a director, pursuant to which all equity interest in its subsidiaries and its 35% interest in Radiant Sun were transferred to Ms. Lo for the cancellation of notes payable to Ms. Lo in the total principal amount of $100,000. As a result of these transactions, the Company had spun off wholly-owned subsidiaries as of August 31, 2012 and for period July 13, 2012 to August 31, 2012.

At August 31, 2012, the assets of the spun off entities were not included in assets, and, for the period ended August 31, 2012, the results of operations of the spun off entities through July 13, 2012 are reflected as a net loss from spun off entities.

As a part of the spin off transaction of the Company’s subsidiaries, the net liabilities of the subsidiaries were adjusted to additional paid in capital.

The components of loss from operations related to the entities spun off for the six months and three months ended August 31, 2012 and 2011 are shown below:

	Six months ended August 31,		Three months ended August 31,
	2012	2011	2012	2011

Revenue	$38,673	$395,815	$-	$168,107

Cost of revenue	18,131	134,302	-	287,912

Gross profit	20,542	261,513	-	(119,805)

Selling, general and administrative expenses	248,016	899,529	-	383,259

Net operating loss	(227,474)	(638,016)	-	(503,064)

Other income (expense)
Interest income	-	136	-	136
Interest expense	(3,192)	(1,943)	-	(443)
Gain(loss) on currency exchange	211	1,839	-	1,146
Other income (expense)	-	(1,068)	-	286
Total other income (expense)	(2,981)	(1,036)	-	1,125

Net loss before income taxes	(230,455)	(639,052)	-	(501,939)

Income taxes	-	10,370	-	10,340

Net loss from entity spun off	$(230,455)	$(649,422)	$-	$(512,279)

Assets and liabilities for the entities spun off as of August 31, 2012 and February 29, 2012 are as follows:
	August 31, 2012	February 29, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$-	$4,949
Accounts receivable, , net of allowances for bad debt of $0	-	40,075
Inventories, net	-	6,280
Prepayments	-	1,218
Other current assets	-	53,262
Total current assets	-	105,784

Property and equipment, net	-	91,788

Other Assets
Deposits	-	52,129
Other assets	-	41,046
Total other assets	-	93,175
Total Non-Current assets	-	184,963

Current liabilities
Short-term borrowings from banks	$-	$254,421
Accounts payable	-	72,490
Other payable	-	475,249
Accrued liabilities	-	501,769
Total current liabilities	-	1,303,929

Total liabilities	-	1,303,929

Net Liability of the entities spun off	$-	$1,013,182

NOTE 9 - SUBSEQUENT EVENTS

On September 14, 2012, the Company entered into agreement dated September 12, 2012, with Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) pursuant to which the Company issued 104,829,750 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which is designated as the Series A Convertible Preferred Stock, in consideration of the cancellation of debt due to the Butler Roth IRA in the amount of $819,319.  Terry Butler is the Company’s chief executive officer and sole director.

On September 14, 2012, the Company entered into agreement dated September 12, 2012, with Danny Chan pursuant the Company issued 8,156,500 shares of in consideration of the cancellation of debt due to Mr. Chan in the amount of $32,626.

On September 25, 2012, the Company filed a certificate of designation setting forth the rights, preferences and privileges of a new series of preferred stock designated as the series A convertible preferred stock. Each share of series A preferred stock is convertible into 20 shares of common stock.  However, the series A preferred stock shall not be convertible into common stock until such date as the Company shall increase the number of authorized shares of common stock, either by an increase in the authorized common stock or a reverse split or combination of shares such that there are a number of authorized shares of common stock that are available, free from preemptive rights, equal to the maximum number of shares of common stock issuable upon conversion of the number of authorized shares of series A preferred stock.  Since there are not a sufficient number of shares of common stock available for the conversion of the series A preferred stock, as of the date of this report, the series A preferred stock is not convertible.

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

Overview

Prior to July 13, 2012, through our subsidiaries we were engaged in design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.

On July 13, 2012, pursuant to agreements with one of our former directors, we transferred the stock in our subsidiaries and our 35% ownership in an inactive company to the former director in exchange for cancellation of debt totaling $100,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the lighting solutions business.  We transferred the stock of the subsidiaries because we felt that, as a result of our continuing losses and our inability to develop the business as we had planned, it was not in our best interest to continue in this business.

On July 14, 2012 Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) acquired, for nominal consideration, 24,988,621 shares of common stock from the director who acquired the subsidiaries and 19,401,160 shares of common stock from our then chief executive officer, who was also a director.  On July 18, 2012, Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) and the Company entered into a loan agreement pursuant to which the Butler Roth IRA agreed to lend us up to $150,000, for which we would issue our 6% demand promissory note in the principal amount of $150,000.  The $150,000 is scheduled to be advanced not later than July 20, 2012.

On September 14, 2012, we entered into agreement with the Butler Roth IRA pursuant to which we issued 104,829,750 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which is designated as the series A convertible preferred stock, in consideration of the cancellation of debt due to the Butler Roth IRA in the amount of $819,319.  Terry Butler is our chief executive officer and sole director.  On September 14, 2012, we also entered into agreement with Danny Chan pursuant to which agreed to issue 8,156,500 shares of in consideration of the cancellation of debt due to Mr. Chan in the amount of $32,626.

We plan to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7.  We would seek to integrate hardware and software to provide a seamless solution.  The 24/7 monitoring would be designed to help prevent crimes and property damage by the constant monitoring.

The marketplace is currently dominated by two types of security solutions.  The first is security guards.  Regardless of whether the security guards are employees or hired through an outside firm there are distinct limitations.  Using security guards on a 24/7 basis can be fairly expensive.  Security guards only “see” a small portion of the area that they are to be protecting at any one time.  The quality of the security guards can be uncertain since many of these guards are minimum wage employees.  The second type of security solution is static video cameras.  Since most of these systems record events and are then reviewed after an incident, they do not help to prevent a crime.

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

Through August 31, 2012, we did not generate any revenue from this new proposed business.  In the event that we are unable to develop this business, we will consider other business activities, although at present we cannot predict the nature of any future business we may conduct.

As a result of the change in our business, at August 31, 2012, the assets of the spun off subsidiaries were not included in assets, and, for the period ended August 31, 2012, the results of operations of the spun off entities through July 13, 2012 are reflected as a net loss from spun off entities.

We plan to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7.  We would seek to integrate hardware and software to provide a seamless solution.  The 24/7 monitoring would be designed to help prevent crimes and property damage by the constant monitoring.

The marketplace is currently dominated by two types of security solutions.  The first is security guards.  Regardless of whether the security guards are employees or hired through an outside firm there are distinct limitations.  Using security guards on a 24/7 basis can be fairly expensive.  Security guards only “see” a small portion of the area that they are to be protecting at any one time.  The quality of the security guards can be suspect since many of these guards are minimum wage employees.  The second type of security solution is static video cameras.  Since most of these systems record events and are then reviewed after an incident, they do not help to prevent a crime.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. We had no research and development expense for the six months ended August 31, 2012 and August 31, 2011.

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

RESULTS OF OPERATIONS

Six and Three Months Ended August 31, 2012 and 2011

The following tables sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months Ended August 31,
	2012		2011
	Dollars	Percentage*	Dollars	Percentage*
Revenue	$-		$-
Cost of revenue	-		-
Gross profit	-		-
General and administrative expenses	124,933		128,333
Net operating loss	(124,933)		(128,333)
Net loss from continuing operations before income taxes	(124,933)		(128,333)
Income taxes	-		-
Net loss from continuing operations	(124,933)		(128,333)
Loss from operations of entities spun off	-		(512,279)
Net loss	(124,933)		(640,612)
Foreign currency translation adjustment	-		(69,548)
Total comprehensive loss	$(124,933)		$(710,160)

	Six Months Ended August 31,
	2012		2011
	Dollars	Percentage*	Dollars	Percentage*
Revneue	$-		$-
Cost of revenue	-		-
Gross profit	-		-
General and administrative expenses	(176,725)		(419,000)
Net operating loss	(176,725)		(419,000)
Net loss from continuing operations before income taxes	(176,725)		(419,000)
Income taxes	-		-
Net loss from continuing operations	(176,725)		(419,000)
Loss from operations of entities spun off	(230,455)		(649,422)
Net loss	(407,180)		(1,068,422)
Foreign currency translation adjustment	11,028		101,447
Total comprehensive loss	$(396,152)		$(966,975)

*	Because there was no revenues for any of the periods, information as to a line item as a percentage of revenue is not meaningful.

Revenue, cost of revenue, gross profit.  We had no revenue or cost of revenue from continuing operations for either the three or six months ended August 31, 2012.  As a result we did not generate any gross profit.  The results of operations from our former business are reflected in the line “loss from operations of entities spun off,” and no revenue is reflected from our former business.

General and administrative expenses. General and administrative expenses, which consisted of professional fees, were $0.125 million for the quarter ended August 31, 2012, as compared to $0.128 million for the quarter ended August 31, 2011, a decrease of $0.003 million or approximately 2.6%.  General and administrative expenses were $0.177 million for the six months ended August 31, 2012, as compared to $0.419 million for the same period ended August 31, 2011, a decrease of $0.242 million or approximately 57.8%.

Net Loss from continuing operations. As a result of the lack of revenue, our loss from operation reflects our general and administrative expenses for each of the periods presented.

Loss from operations spun off.  The loss from operations spun off represents the net loss from our lighting solutions business, which was discontinued with the spin off of our former subsidiaries, which was $0, of $0.00 per share, and $.512 million, or $0.01 per share, for the three months ended August 31, 2012 and 2011, respectively.  The loss from operations spun off was $.230 million, or 0.00 per share, and $.649 million, or $0.02 per share, for the six months ended August 31, 2012 and 2011, respectively.

Net loss. As a result of the foregoing, our net loss for the three months ended August 31, 2012 was $.125 million, or $0.00 per share (basic and diluted), as compared with a loss of $.641 million, or $0.01 per share (basic and diluted), for the three month period ended August 31, 2011.  For the six months ending August 31, 2012, net loss was $.407 million as compared to $1.068 million for six months ended August 31, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At August 31, 2012, we had a cash balance of $62,931, all of which were located in banks in the United States, and a working capital deficiency of approximately $0.97 million.

The following table sets forth information as to the principal changes in the components of our working capital from February 28, 2012 to August 31, 2012:

			February 29, 2012 to August 31, 2012
Category	August 31, 2012	February 29, 2012	Change	Percent Change
Current assets:
Cash and cash equivalents	$62,931	-	62,931	$62,931%
Current assets of the entity spun off	-	105,784	(105,784)	(100.0)%
Deferred Assets	83,583	180,500	(96,917)	(53.7)%
Non-Current assets of the entity spun off	-	184,963	(184,963)	(100.0)%

Current liabilities:
Loans from related parties	969,419	843,022	126,397	15.0%
Other current liabilities	61,265	46,667	14,598	31.3%
Current liability of the entity spun off	-	1,303,929	(1,303,929)	(100.0)%
Working capital:
Total current assets	62,931	105,784	(42,853)	(40.5)%
Total current liabilities	1,030,684	2,193,618	(1,162,934)	(53.0)%
Working capital	(967,753)	(2,087,834)	1,120,081	(53.6)%

Our working capital position deficiency decreased from a deficiency of $2.088 million at February 29, 2012 to a deficiency of $0.968 million at August 31, 2012, which resulted in large part from the elimination of a $1.304 million current liability of the entities that were spun off.

During the six months ended August 31, 2012, we financed our operations principally through the loans from company officers and directors.

During the six months ended August 31, 2012, we used $249,066 in our operations, principally reflecting our loss of $407,180.   Cash flow used in investing activities was not significant.  Cash flow from financing activities was $311,997, consisting primarily of proceeds of loans from related parties and financing activities of the entity spin off.

As of August 31, 2012, we had outstanding loans from our chief executive officer of $969,419, which we used for working capital needs. The borrowings bear interest at 6% and are payable on demand.  A portion of that loan was converted into equity during September 2012.

We believe that we require significant financing for our operations.  Because of the absence of an active trading market in our stock, we may difficulty raising additional funds through the sale of our equity or debt securities.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of August 31, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We anticipate that, with our proposed entry into a new business, we will seek to implement effective controls over financial reporting, although we recognize that, in view of the small number of employees, segregation of duties may be difficult.  As of the date of this report, we have one employee.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit      Description of the Exhibit

31.1         Rule 13a-14(a)/15d-14(a) certification by the chief executive and chief financial officer.
32.1         Section 1350 certification by the chief executive and chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XODTEC LED, INC.

Date: October 18, 2012	/s/ Terry Butler
Terry Butler
Chief Executive Officer