Form 10-Q
period 2012-11-30
XODTEC LED, INC.
filed 2013-01-22
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

XODTEC LED, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 172
Bahama, NC 27503
 (Address of principal executive offices, Zip Code)

(267) 350-6511
 (Registrant’s telephone number, including area code)

2F, No.139, Jian 1st Rd., Jhonghe City,
Taipei County 235, Taiwan (R.O.C.)
(Former address)

Copies to:
Asher S. Levitsky P.C.
Ellenoff Grossman & Schole LLP
120 East 42nd Street; 11th floor
New York, New York 10017
Phone: (212) 370-1300
Fax: (646) 895-7182
E-mail: alevitsky@egsllp.com

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐  No☐

The number of shares of registrant’s common stock outstanding, as of October 17, 2012: 104,757,357

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended November 30, 2012

TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of November 30, 2012 (unaudited) and February 29, 2012	2
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the nine and three months ended November 30, 2012 and 2011	3
	Consolidated Statements of Cash Flows for the nine months ended November 30, 2012 and 2011	4
	Notes to Unaudited Condensed Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	13

	PART II - OTHER INFORMATION
Item 6.	Exhibits.	14

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

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2012	February 29, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$16,405	$-
Current assets of the entity spun off	-	105,784
Total current assets	16,405	105,784

Property and equipment, net	-	-

Other Assets
Deferred assets	41,792	180,500
Total other assets	41,792	180,500
Non-Current assets of the entity spun off	-	184,963

Total assets	$58,197	$471,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Loans from related parties	$125,100	$843,022
Other current liabilities	57,500	46,667
Current liability of the entity spun off	-	1,303,929
Total current liabilities	182,600	2,193,618

Total liabilities	182,600	2,193,618
Commitments and contingencies
Stockholders' deficit
Series A convertible preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 5,000,000 and zero shares issued and outstanding,
at November 30, 2012 and February 28, 2012, respectively	5,000	-
Common stock( 225,000,000 authorized shares, par value $0.001 per share;
194,757,357 and 81,771,107 shares issued and outstanding)	194,757	81,771
Additional paid in capital	8,022,945	6,227,924
Accumulated deficit	(8,347,105)	(7,755,802)
Accumulated other comprehensive gain - translation adjustments	-	(276,264)

Total stockholders' deficit	(124,403)	(1,722,371)
Total liabilities and stockholders' deficit	$58,197	$471,247

The accompanying notes are an integral part of the consolidated financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS

	Nine months ended November 30,		Three months ended November 30,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expenses	268,903	490,792	92,178	71,792

Net operating (loss)	(268,903)	(490,792)	(92,178)	(71,792)

Other income (expense)
Interest expense	(91,945)	-	(91,945)	-
Total other income (expense)	(91,945)	-	(91,945)	-

Net loss from continuing operations before income taxes	(360,848)	(490,792)	(184,123)	(71,792)

Income taxes	-	-	-	-

Net loss from continuing operations	(360,848)	(490,792)	(184,123)	(71,792)
Loss from the operation of the entity spun off	(230,455)	(1,268,256)	-	(618,834)
Net Loss	$(591,303)	$(1,759,048)	$(184,123)	$(690,626)

Translation adjustments	11,028	158,182	-	56,735

Comprehensive loss	$(580,275)	$(1,600,866)	$(184,123)	$(633,891)

Net loss per share
Net loss per share from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Net loss per share from entity spun off	$(0.00)	$(0.02)	$-	$(0.01)
Basic and Diluted loss per share*	$(0.01)	$(0.03)	$(0.00)	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	113,407,257	51,103,794	177,374,857	81,771,107

The accompanying notes are an integral part of the financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

XODTEC LED, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended November 30,
	2012	2011

Cash Flows from operating activities:
Net (loss)	$(591,303)	$(1,759,048)
Adjustments to reconcile net loss to net cash used in operating activities provided by (used in) operating activities:
Amortization of deferred assets	138,708	490,792
Loss (Gain) on extinguishment of debt	91,945
Decrease (Increase) in liabilities:
Other current liabilities	43,459	-

Net cash used in operating activities from continuing operations	(317,191)	(1,268,256)
Net cash provided by (used in) operating activities of the entity spun off	46,599	327,211
Net cash used in operating activities	(270,592)	(941,045)

Cash Flows from Investing activities:
Net cash used in investing activities of the entity spun off	-	(34,185)
Net cash used in investing activities	-	(34,185)

Cash flows from financing activities:
Proceeds from related parties	205,996	-
Net cash provided by financing activities from continuing operations	205,996	-
Net cash provided by financing activities of the entity spun off	81,001	974,847
Net cash provided by financing activities	286,997	974,847

Effect of exchange rate changes on cash and cash equivalents	-	383

Net increase in cash and cash equivalents	16,405	-
Cash, beginning of the year	-	-

Cash, end of the year	$16,405	$-

Supplemental disclosures of cash flow information:
Interest paid	$3,193	$6,725
Income taxes paid	$2,549	$3,395

Non-cash financing activities
Issuances of preferred and common stock in exchange for release of loans from related parties and other current liabilities	$851,945	$-

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012

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

On July 13, 2012, pursuant to agreements dated June 5, 2012 and July 13, 2012, the Company entered into agreement with Hui-Yun Lo (“Ms. Lo”), who was then a director, pursuant to which all equity interest in its subsidiaries and its 35% interest in Radiant Sun were transferred to Ms. Lo for the cancellation of notes payable to Ms. Lo in the total principal amount of $100,000. As a result of these transactions, the Company had spun off the wholly-owned subsidiaries as of November 30, 2012 and for period July 13, 2012 to November 30, 2012.

At November 30, 2012, the assets of the spun off subsidiaries were not included in assets, and, for the period ended November 30, 2012, the results of operations of the spun off entities through July 13, 2012 are reflected as a net loss from spun off entities.

On July 14, 2012, Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) acquired, for nominal consideration, 24,988,621 shares of common stock from Ms. Lo and 19,401,160 shares of common stock from  Yao-Ting Su, as well as all notes payable by the Company to Ms. Lo and Mr. Su through the date of the transfer.  As a result of the transfer of shares to the Butler Roth IRA, the Butler Roth IRA acquired 44,389,781 shares of common stock, constituting 54.3% of the outstanding common stock. These shares are in the process of being issued in the name of Terry Butler.

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine months ended November 30, 2012, the Company generated no revenue, incurred an operating loss and a net loss of approximately $591,000.  The Company had a negative cash flow in operating activities amounting approximately $271,000 in the nine months ended November 30, 2012, and as of November 30, 2012, the Company’s accumulated deficit was approximately $8 million, substantially all of which was generated by operations which have been spun off. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred. The Company did not incur any advertising and promotion costs for six and three months ended November 30, 2012 and 2011.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. There were 5,000,000 convertible securities outstanding during the nine months ended November 30, 2012.  The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. Because the Company incurred losses for the nine months ended November 30, 2012, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

Gain (Loss) on Exchange

Foreign-currency transactions, which related to the operations of the spun-off entities, are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into NTD, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income.

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

	Average Rate for the Nine months
November 30,	2012	2011
Taiwan dollar (NTD)	NTD 29.5824	NTD 29.4529
United States dollar ($)	$1.00000	$1.00000

	Exchange Rate at
November 30,	2012	2011
Taiwan dollar (NTD)	NTD 29.0999	NTD 30.4405
United States dollar ($)	$1.0000	$1.0000

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses with respect to the spun-off entities.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02 ("ASU 2012-02"), "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The guidance allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact of adopting this amendment, but it is not expected to have a material impact on the Company’s consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 5 – DEFERRED ASSETS

Deferred assets consisted of the following:

	November 30, 2012	February 29, 2012
Deferred professional fee	$41,792	$180,500

The Company’s professional fee for the future is as followings:

November 30, 2013	$41,792

NOTE 6 – RELATED PARTY TRANSACTIONS

	November 30, 2012	February 29, 2012
6% interest bearing and payable on demand to Chief Executive Officer of the Company	$125,100	$-
Non interest bearing and payable on demand to Prior Chief Executive Officer of the Company	-	304,392
Non interest bearing and payable on demand to its prior directors of the Company	-	538,630
Total	$125,100	$843,022

(1)	A portion of the loans outstanding at November 30, 2012 were acquired by the current chief executive officer from a former director

NOTE 7 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

On September 14, 2012, the Company entered into agreement dated September 12, 2012, with Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) pursuant to which the Company issued 104,829,750 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which is designated as the Series A Convertible Preferred Stock, in consideration of the cancellation of debt due to the Butler Roth IRA in the amount of $819,319. Under ASC 470-50, the Company recognized a loss on extinguishment of the debt in the amount of $59,319 which is recorded as interest expense. Terry Butler is the Company’s chief executive officer and sole director and the shares have been issued in the name of Terry Butler.

On September 14, 2012, the Company entered into an agreement dated September 12, 2012 with Danny Chan whereby the Company issued 8,156,500 shares of common stock in consideration of the cancellation of debt due to Mr. Chan in the amount of $32,626. Under ASC 470-50, the Company recognized a loss on extinguishment of the debt in the amount of $32,626 which was recorded as interest expense.

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

NOTE 8– INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

NOTE 9 – SPIN-OFF OF SUBSIDIARY TRANSACTION

On July 13, 2012, pursuant to agreements dated June 5, 2012 and July 13, 2012, the Company entered into agreement with Hui-Yun Lo (“Ms. Lo”), who was then a director, pursuant to which all equity interest in its subsidiaries and its 35% interest in Radiant Sun were transferred to Ms. Lo for the cancellation of notes payable to Ms. Lo in the total principal amount of $100,000. As a result of these transactions, the Company had spun off wholly-owned subsidiaries as of November 30, 2012 and for period July 13, 2012 to November 30, 2012.

At November 30, 2012, the assets of the spun off entities were not included in assets, and, for the period ended November 30, 2012, the results of operations of the spun off entities through July 13, 2012 are reflected as a net loss from spun off entities.

As a part of the spin off transaction of the Company’s subsidiaries, the net liabilities of the subsidiaries were adjusted to additional paid in capital.

The components of loss from operations of the entity spun off for the nine months and three months ended November 30, 2012 and 2011 are shown below:

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2012	February 29, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$-	$4,949
Accounts receivable, , net of allowances for bad debt of $0	-	40,075
Inventories, net	-	6,280
Prepayments	-	1,218
Other current assets	-	53,262
Total current assets	-	105,784

Property and equipment, net	-	91,788

Other Assets
Deposits	-	52,129
Other assets	-	41,046
Total other assets	-	93,175
Total Non-Current assets	-	184,963

Current liabilities
Short-term borrowings from banks	$-	$254,421
Accounts payable	-	72,490
Other payable	-	475,249
Accrued liabilities	-	501,769
Total current liabilities	-	1,303,929

Total liabilities	-	1,303,929

Net Liability of the entity spun off	$-	$1,013,182

XODTEC LED, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME

	Nine months ended November 30,		Three months ended November 30,
	2012	2011	2012	2011

Revenue	$38,673	$429,378	$-	$33,563

Cost of revenue	18,131	314,606	-	180,304

Gross profit	20,542	114,772	-	(146,741)

Selling, general and administrative expenses	248,016	1,192,319	-	292,790

Net operating loss	(227,474)	(1,077,547)	-	(439,531)

Other income (expense)
Interest income	-	134	-	-
Interest expense	(3,192)	(6,725)	-	(4,782)
Gain(loss) on currency exchange	211	218	-	(1,621)
Other income (expense)	-	(174,117)	-	(173,051)
Total other income (expense)	(2,981)	(180,490)	-	(179,454)

Net loss before income taxes	(230,455)	(1,258,037)	-	(618,985)

Income taxes	-	10,219	-	(151)

Net loss from entity spun off	$(230,455)	$(1,268,256)	$-	$(618,834)

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

On July 14, 2012 Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) acquired, for nominal consideration, 24,988,621 shares of common stock from the director who acquired the subsidiaries and 19,401,160 shares of common stock from our then chief executive officer, who was also a director.  On July 18, 2012, Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) and the Company entered into a loan agreement pursuant to which the Butler Roth IRA agreed to lend us up to $150,000, for which we issued our 6% demand promissory note in the principal amount of $150,000.

On September 14, 2012, we entered into agreement with the Butler Roth IRA pursuant to which we issued 104,829,750 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which is designated as the series A convertible preferred stock, in consideration of the cancellation of debt due to the Butler Roth IRA in the amount of $819,319.  Terry Butler is our chief executive officer and sole director.  The shares are have been reissued in Mr. Butler’s name.

We initially planned to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7.  We would seek to integrate hardware and software to provide a seamless solution.  The 24/7 monitoring would be designed to help prevent crimes and property damage by the constant monitoring.   Through November 30, 2012, we did not generate any revenue from this new proposed business, and we are currently looking for a new business to acquire.  At present we cannot predict the nature of any future business we may conduct.

As a result of the change in our business, at November 30, 2012, the assets of the spun off subsidiaries were not included in assets, and, for the period ended November 30, 2012, the results of operations of the spun off entities through July 13, 2012 are reflected as a loss from operation of entity spun off.  Our balance sheet at February 29, 2012, classifies the assets and liabilities as current or non-current assets and current liabilities of the entity spun off.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. We had no research and development expense for the nine months ended November 30, 2012 and November 30, 2011.

Recent accounting pronouncements

We considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

RESULTS OF OPERATIONS

Nine and Three Months Ended November 30, 2012 and 2011

We had no revenue for the three or nine months ended November 30, 2012 or 2011.  General and administrative expenses, which consisted primarily of professional fees, were $92,178 for the quarter ended November 30, 2012, as compared to $71,792 for the quarter ended November 30, 2011, a increase of $20,386 or approximately 28.4%.  General and administrative expenses were $268,903 for the nine months ended November 30, 2012, as compared to $490,792 for the nine months period ended November 30, 2011, a decrease of $221,889 or approximately 45.3%.

We incurred interest expense of $91,945 in the three and nine month periods ended November 30, 2012, representing a loss on extinguishment of the debt.

The loss from operations spun off represents the net loss from our lighting solutions business, which was discontinued with the spin off of our former subsidiaries, was $618,834, or $0.01 per share, for the three months ended November 30, 2011.  There was no loss for operations spun off for the three months ended November 30, 2012.  The loss from operations spun off was $230,455, or $0.00 per share, for the nine months ended November 30, 2012 and $1,268,256, or $0.02 per share, for the nine months ended November 30, 2011.

As a result of the foregoing, our net loss for the three months ended November 30, 2012 was $184,123, or $0.00 per share (basic and diluted), as compared with a loss of $690,626, or $0.01 per share (basic and diluted), for the three months ended November 30, 2011.  For the nine months ending November 30, 2012, net loss was $591,303, or $0.01 per share (basic and diluted), as compared to a net loss of $1,759,048, or $0.03 per share (basic and diluted), for nine months ended November 30, 2011.  Basic and diluted loss per share is the same since we had no outstanding dilutive securities.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At November 30, 2012, we had a cash balance of $16,405, representing the balance of cash lent to us by our chief executive officer, and a working capital deficiency of approximately $166,195, as compared with a working capital deficiency of $2,087,834, at February 29, 2012.  The decrease in the working capital deficiency reflected the elimination of a $1,303,929 million current liability of the entities that were spun off, and the issuance of equity in exchange for the cancellation of debt.

During the nine months ended November 30, 2012, we financed our operations principally through the loans from company officers and directors.

During the nine months ended November 30, 2012, we used $317,191 in our continuing operations, which reflected our net loss of $591,303 and the amortization of deferred assets of $138,708.  We had no cash flow from investing activities.  Cash flow from financing activities was $286,997, consisting primarily of proceeds of loans from related parties and financing activities of the entity spin off.

As of November 30, 2012, we had outstanding loans from our chief executive officer of $125,100, which we used for working capital. The borrowings bear interest at 6% and are payable on demand.

We believe that we require significant financing for our operations.  Because of the absence of both operating activities, we may difficulty raising additional funds through the sale of our equity or debt securities without a plan to engage in or acquire a specific business.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of November 30, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We anticipate that, with our proposed entry into a new business, we will seek to implement effective controls over financial reporting, although we recognize that, in view of the small number of employees, segregation of duties may be difficult.  As of the date of this report, we have one employee.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit	Description of the Exhibit

31.1	Rule 13a-14(a)/15d-14(a) certification by the chief executive officer and chief financial officer.

32.1	Section 1350 certification by the chief executive officer and chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XODTEC LED, INC.

Date: January 22, 2013	/s/ Terry Butler
Terry Butler
Chief Executive Officer