Form 10-K
period 2013-02-28
XODTEC LED, INC.
filed 2013-06-13
CIK 1407704

U. S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

On August 31, 2012, the last day of our most recent second quarter, the aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, was approximately $300,000.

The number of shares of registrant’s common stock outstanding as of June 12, 2013 was 334,757,357                 .

XODTEC LED, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.   BUSINESS.

We are not engaged in any business activities, and we are considered to be a shell company.  We are currently evaluating potential businesses in which we may engage or which we may acquire.

From April 2009 until July 13, 2012, through our subsidiaries, we were engaged in design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.   We were not able to generate profit from operations for during this period.  For the past several years, we financed our operations primarily from funds provided by our officers and directors.

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

On July 14, 2012 Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA acquired, for nominal consideration, 24,988,621 shares of common stock from the director who acquired the subsidiaries and 19,401,160 shares of common stock from our then chief executive officer, who was also a director.  On July 18, 2012, Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) and the Company entered into a loan agreement pursuant to which the Butler Roth IRA agreed to lend us up to $150,000, for which we issued our 6% demand promissory note in the principal amount of $150,000.  The securities were issued in Mr. Butler’s name.

On September 14, 2012, we entered into agreement pursuant to which we issued to Terry Butler, our sole director and chief executive officer, 104,829,750 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which is designated as the series A convertible preferred stock, in consideration of the cancellation of debt due to the Butler Roth IRA in the amount of $819,319.

We initially planned to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7.  We would seek to integrate hardware and software to provide a seamless solution.  The 24/7 monitoring would be designed to help prevent crimes and property damage by the constant monitoring.   Through February 28, 2013, we did not generate any revenue from this new proposed business, and we are currently evaluating potential business opportunities for us to engage in or acquire.

As a result of the change in our business, at February 28, 2013, we became a shell corporation and the assets of the spun off subsidiaries were not included in assets, and, for the period ended February 28, 2013, the results of operations of the spun off entities through July 13, 2012 are reflected as a loss from operation of entities spun off.  Our balance sheet at February 29, 2012, classifies the assets and liabilities as current or non-current assets and current liabilities of the entity spun off and the results of operations of the spun off entities are reflected in the line item loss from operations of the entities spun off.

Organization

We are a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  On June 28, 2009, our corporate name was changed to Xodtec Group USA, Inc. and on May 17, 2010, our corporate name was changed to Xodtec LED, Inc.

Our corporate offices are located at P.O. Box 172, Bahama, NC 27503, telephone (267) 350-6511. We do not currently have a website.

Our Business

We are a shell company, and we are presently evaluating potential businesses in which we would engage or which we would acquire.  As of the date of this report we have no agreement with respect to any business activities or any acquisition.  Our efforts in identifying a prospective target business are not limited to a particular industry or geography.  We presently do not have sufficient funds to finance any business activities.  Thus, part of our strategy, would be to either acquire or engage in a business which does not require us to provide any financing or for which a financing would be completed in connection with such business activities.

We have not established any other specific attributes, criteria (financial or otherwise) or guidelines for prospective businesses.  Because we do not have any cash, if we acquire a business, our ability to negotiate will be severely restricted by our cash position.  As a result, if we make an acquisition, it is likely that we would issue a controlling interest to the shareholders of the acquired business, with the result that our stockholders will suffer extreme dilution.

If we enter into a business, we would seek to require either that the management of the business provide sufficient funding to enable the business to operate without additional funding from us or the nature of the business is such that it can generate cash flow to fund basic operations.  It is possible that, if we engage in a business, additional directors would be elected and new management would be responsible for our day-to-day operations.

Any new business in which we become engaged or which we may acquire may come to our attention through relationships with our large stockholders and consultants.

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

We are not engaged in any business activities and we cannot assure you that we will engage in any business.

We are not engaged in any business.  Following the transfer of our former operating subsidiaries, we planned to develop a business that provided an internet-based security system to companies that would like to replace security guards with video cameras that are monitored 24 hours a day, seven days a week.  We were not able to develop that business, we discontinued any efforts relating to that business and we are currently looking for a new business which we can develop or acquire.  We cannot assure you that we will be able to develop any business activities or acquire any business or that we will be able to operate any such business profitably.

We have no generated any revenue from operations, and our expenses are continuing.

Since we transferred our operating subsidiaries, we have not generated any revenues, and our only business activities were general and administrative expenses incurred in connection with our SEC filings and our efforts to investigate potential business activities in which we could be engaged.  Thus, we incurred a loss from continuing operations of $443,000 for the year ended February 28, 2013.  We are continuing to incur these expenses, with no assurance that we will conduct a business in the future.

 Our auditors have issued a going concern qualification in their report on our financial statements.

At February 28, 2013, we were not engaged in any business activities, and for the fiscal year ended February 28, 2013, we generated no revenue, we incurred an loss from continuing operations of $443,000 and a net loss of $687,000, and our stockholders’ deficit was $220,000 as of February 28, 2013. In addition, we had a negative cash flow in operating activities amounting approximately $281,000 for fiscal 2013. Our auditor’s report states that these matters raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to continue as a going concern.

We do not have adequate internal controls

Since we only have one employee, who is our chief executive officer, and he is responsible for all book entries, we do not have adequate internal controls over financial reporting.  We do not anticipate that we will be able to implement internal controls over financial reporting until and unless we commence operations and we have sufficient available cash to enable us to engage the necessary personnel and implement the necessary accounting systems.  Even if we have sufficient cash, it is likely that there will be a significant delay between the time we commence business activities and have fully implemented internal controls over financial reporting.

We do not have the funds necessary to develop a business.

As February 28, 2013, we had nominal cash and no other assets.  Accordingly, we do not have the cash or funding availability to finance any business.  If we are able to operate a new business, we will need to either raise funding simultaneously with the commencement of operations or operate a business that does not have significant cash requirements. If we make an acquisition, although we would seek to have the acquisition completed contemporaneously with a financing, we cannot assure you that we will be able to do so.  Our inability to provide or obtain adequate funding for any business in which we may engage or which we may acquire will impair our ability to operate profitably.  Further, if we are able to raise money in the equity market, our shareholders will be significantly diluted.

We are not limited in the nature of the business in which we may engage or the geographical location of that business.

In seeking a business which we can operate or acquire, we are not limited in either the nature of our business or the geographical location in which the business is located.  If our business is conducted primarily outside of the United States, it will be subject to laws and regulations which may be significantly different from those of the United States with which we may have difficulty complying, and which may require us to incur significant compliance expenses or which may affect our ability to pay dividends.  We cannot predict the effects of any such laws or regulations.

Because our common stock is not registered pursuant to the Securities Exchange Act of 1934, you will not have the benefit of protections provided by that Act.

The Securities Exchange Act requires companies whose securities are registered under that Act to provide shareholders with a proxy statement or information statement in connection with actions taken by shareholders, requires officers, directors and 10% shareholders to pay to the issuer short-term profits and requires 5% stockholders to report their holding in a filing with the SEC.  Because we are not subject to the these requirements and because more than 73% our shares of common stock are owned by one person, we are not required to provide our shareholders with any information on actions may be taken by shareholders, and our principal shareholder can take any action without providing information to the shareholders other than in an 8-K filing after such action is taken.  Further, any investors who hold restricted shares will not be able to sell shares under Rule 144 unless we register pursuant to the Exchange Act.

Risks Related to our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTC Bulletin Board under the symbol “XODG.” There is a limited trading market for our common stock and there is frequently no trading in our common stock.  As of June 10, 2013, the last reported sale price was $0.01 per share and there had been no reported trading in our common stock since May 17, 2013.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Because our largest stockholder owns approximately 73.6% of our common stock, he can take actions requiring stockholder consent without the approval of other stockholders.

Our largest stockholder owns approximately 73.6% of our common stock.  Accordingly, he has the ability to elect all of our directors and to take any other action that requires stockholder approval without consulting other stockholders and without the participation of other stockholders.  As long as our common stock is not registered pursuant to the Securities Exchange Act, this stockholder can take action without notice to the other stockholders until stockholder action is reported on a Form 8-K.

We do not intend to solicit stockholder approval for any business we may engage in or acquire.

If we enter a new business or acquire a business, the decision will be made by our directors.  We presently have one director, who would make the decision on this matter. If stockholder approval is required under Nevada law in connection with any transaction, such approval may be obtained by the written consent of our largest stockholder, who owns 73.6% of our outstanding common stock.

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

If these penny stock rules are not followed by the broker-dealer, the purchaser has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our stockholders, therefore, may have difficulty in selling their shares in the secondary trading market, and some broker-dealers will not process purchases or sales of penny stocks.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

As of June 10, 2013, there has only been limited trading activity in our common stock.  There can be no assurance that a market will ever develop in our common stock in the future.  If a market does not develop then stockholders would be unable to sell any of our common stock likely resulting in a complete loss of any funds they invested.

Should a market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

●	the market’s perception as to our ability to develop or acquire a business;

●	our ability or perceived ability to obtain necessary funding for operations;

●	if we do develop or acquire any business, such factors as:

o	acceptance of our products in the industry;

o	announcements of technological innovations or new products by us or our competitors;

o	the effect of any regulatory issues relating to the business;

o
if the business is conducted in a country outside of the United States, risks associated with that country, its currency, including currency regulations, its government’s policy toward United States entities operating in the country;

o	government regulatory action affecting our products or our competitors’ products in both the United States and foreign countries;

o	developments or disputes concerning patent or proprietary rights;

o	the effects of environmental conditions and regulations;

o	economic conditions in the United States or abroad;

o	actual or anticipated fluctuations in our operating results;

o	broad market fluctuations; and

o	changes in financial estimates by securities analysts.

Because we are not engaged in any business at the present time and do not have any agreements with respect to any prospective business, we do not know the exact nature of the risks associated with any business in which we may engage.  We cannot assure you that we will be able to adequately address these additional risks. If we were unable to do so, our operations might suffer. Additionally, if we engage in a business or acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our executive officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or executive officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and executive officers under Federal securities laws.

We do not intend to pay any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.            PROPERTIES.

We do not own or lease any property.

 ITEM 3.           LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4.            MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock trades on the OTC Bulletin Board under the symbol  XODG.   The stock has been quoted since April 2009. However, there were no reported trades until September 2009.   The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during the year ending February 29, 2013 These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal quarter	2013		2012
	High	Low	High	Low
First quarter	$0.035	$0.013	$0.20	$0.06
Second quarter	0.03	0.005	0.10	0.03
Third Quarter	0.008	0.005	0.03	0.01
Fourth Quarter	0.01	0.001	0.07	0.02

As of June 10, 2013, the closing bid price for our common stock was $0.01 per share.

Shareholders

As of June 11, 2013, we had approximately 227 shareholders of record of our common stock.

Transfer Agent

The transfer agent for the common stock is Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701, telephone (727) 289-0010.

Dividend Policy

We have not paid dividends and we do not anticipate paying dividends in the near future.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of February 28, 2013.

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

At February 28, 2013, we did not have any equity compensation plans that were not approved by stockholders.

Recent Sales of Unregistered Securities

On June 10, 2013, we issued 40,000,000 shares of common stock to three investors at a purchase price of $0.005 per share, for a total of $200,000.  The funds were used to pay accrued expenses, including the payment of a $125,100 non-interest bearing loan made by Terry Butler, our chief executive officer and sole director.  The loan was made by Mr. Butler to provide us with funds for working capital purposes.   The sale of the shares was exempt from registration pursuant to Regulation S of the SEC.  The three investors, who are accredited investors, were not U.S. Persons, as defined in Rule 902.  We did not engage any broker or investment banker and we did not pay any brokers, finders’ or placement fee in connection with the sale.

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

Overview

Prior to July 13, 2012, through our subsidiaries we were engaged in design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.   We were not able to generate profits from this business and , for the past several years we financed our operations primarily through funds provided by our officers and directors.

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

On July 14, 2012 Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA acquired, for nominal consideration, 24,988,621 shares of common stock from the director who acquired the subsidiaries and 19,401,160 shares of common stock from our then chief executive officer, who was also a director.  On July 18, 2012, Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) and the Company entered into a loan agreement pursuant to which the Butler Roth IRA agreed to lend us up to $150,000, for which we issued our 6% demand promissory note in the principal amount of $150,000.  The securities were issued in Mr. Butler’s name.

On September 14, 2012, we entered into agreement pursuant to which we issued to Terry Butler, our sole director and chief executive officer, 104,829,750 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which is designated as the series A convertible preferred stock, in consideration of the cancellation of debt due to Mr. Butler in the amount of $819,319.

We initially planned to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7.  We would seek to integrate hardware and software to provide a seamless solution.  The 24/7 monitoring would be designed to help prevent crimes and property damage by the constant monitoring.   Through February 28, 2013, we did not generate any revenue from this new proposed business, we discontinued any efforts relating to that business and we are currently looking for a new business to operate or acquire.  We are currently evaluating potential business opportunities.

As a result of the change in our business, at February 28, 2013, the assets of the spun off subsidiaries were not included in assets, and, for the period ended February 28, 2013, the results of operations of the spun off entities through July 13, 2012 are reflected as a loss from operation of entities spun off.  Our balance sheet at February 29, 2012, classifies the assets and liabilities as current or non-current assets and current liabilities of the entity spun off and the results of operations of the spun off entities are reflected in the line item loss from operations of the entities spun off.

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

Going Concern Qualification

The consolidated financial statements included in this Form 10-K have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended February 28, 2013, we were not engaged in any business activities, we generated no revenue, we incurred an operating loss and a net loss of $443,000 and our stockholders’ deficit was $220,000 as of February 28, 2013. In addition, we had a negative cash flow in operating activities amounting approximately $281,000 in for fiscal 2013. These factors raise substantial doubt about our ability to continue as a going concern. We may seek funding through additional issuance of common stock and/or borrowings from financial institutions; however, market conditions, together with the absence of an active trading market in our common stock and the trading price of the common stock make it difficult for us to raise cash from the sale of equity and our financial condition makes it extremely difficult to borrow funds. We are actively evaluating potential business opportunities and do not anticipate that it will be able to raise any significant funding except in connection with a potential new business activities.  Substantially all of the funding since July 2012 has been provided by the Company’s chief executive officer.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Translation Adjustment

Our financial statements are presented in the U.S. dollar ($), which is our reporting and functional currency. The functional currency of our spun off subsidiaries was NTD. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations.

In accordance with ASC 830, Foreign Currency Matters, we translate the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for interim financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

Average Rate for the year	February 29, 2012
Taiwan dollar (NTD)	NTD	29.63542
United States dollar ($)		$1.00000

Exchange Rate at	February 29, 2012
Taiwan dollar (NTD)	NTD	29.61360
United States dollar ($)		$1.0000

There was no translation adjustment for the year ended February 28, 2013.

Recent accounting pronouncements

We considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

RESULTS OF OPERATIONS

Years Ended February 28, 2013 and February 29, 2012

We had no revenue for the years ended February 28, 2013 (“fiscal 2013”) or February 29, 2012 (“fiscal 2012”).  General and administrative expenses, which consisted primarily of professional fees and payroll, were $351,000 for fiscal 2013 and $205,000 for fiscal 2012, an increase of approximately 71%.  Our general and administrative expenses during fiscal 2012 include the amortization of the balance of the value of the common stock issued for consulting services not related to our former business.   We incurred interest expense of $92,000 in for fiscal 2013, which represents a loss on extinguishment of the debt.  As a result, we incurred a loss from continuing operations of $443,000 for fiscal 2013 as compared with a loss from continuing operations of $205,000 for fiscal 2012.

The loss from operations spun off represents the net loss from our lighting solutions business, which was discontinued with the spin off of our former subsidiaries, and was $244,000, or $0.00 per share (basic and diluted)  for fiscal 2013, representing the result of operations for the spun off entities through July 13, 2012. The loss from entities spun off was $1,867,000, or $0.03 per share (basic and diluted) for fiscal 2012.

As a result of the foregoing, our net loss for the fiscal 2013 was $687,000, or $0.01 per share (basic and diluted), as compared with a loss of $2,072,000, or $0.04 per share (basic and diluted), for fiscal 2012.  Basic and diluted loss per share is the same since convertible securities are anti-dilutive.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At February 28, 2013, we had a cash balance of $6,000, representing the balance of cash lent to us by our chief executive officer, and a working capital deficiency of approximately $220,000.

During fiscal 2013, we financed our operations principally through the loans from company officers and directors.

During fiscal 2013, we used $341,000 in our continuing operations, which reflected our net loss of $687,000 and the amortization of deferred assets of $168,000, the $92,000 loss from extinguishment of debt and a decrease in current liabilities of $86,000.  We had no cash flow from investing activities.  Cash flow from financing activities was $287,000, consisting primarily of proceeds of loans from related parties and financing activities of the entity spin off.

As of February 28, 2013, we had outstanding loans from our chief executive officer of $125,100, which we used for working capital. The borrowings were paid from the proceeds of a $200,000 financing, pursuant to which we issued 40,000,000 shares of common stock at $0.005 per share.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2013.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of February 29, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of February 28, 2013, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff prior to the spin off of our former subsidiaries, (ii) our internal audit functions, and (iii) a lack of segregation of duties within accounting functions.  As of February 28, 2013, we had one employee, who was our chief executive and financial officer. As a result there was no segregation of duties.

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

From 2009 until July 2012, our subsidiaries were engaged in providing LED products and lighting solutions primarily in the Republic of China.  Those subsidiaries are no longer owned by us, and the assets and liabilities of the subsidiaries are not part of our consolidated financial statements. At present we have no operations. We do not have either the personnel or the financial resources to implement the necessary controls.  At such time as we either commence business operations or acquire a business, we will evaluate the steps necessary for us to implement the necessary financial controls.  We recognize that, unless we acquire an entity that has financial controls in place, it will take a significant amount of time and money to evaluate the financial controls existing at that time and develop and implement a program of financial controls.

Since we only have one director, we do not have an audit committee.  At such time as we are operating a business, we intend to elect additional directors, who will be independent and one of whom could serve as the audit committee financial expert.

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

Management does not believe that there have been any changes in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None.
PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Terry Butler	55	Chief Executive Officer, Chief Financial Officer and Director

Terry Butler has been our chief executive officer, chief financial officer and a director since July 2012.  For more than the past five years, Mr. Butler has been a private investor.

We have no audit, compensation or nominating committee. The functions of these committees are performed by the board of directors. We do not have an independent director.

Code of Ethics

We have not adopted a code of ethics as of the date of this report

Board Attendance

During 2013, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.          EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended February 28, 2013 and February 29, 2012 by each person who served as chief executive officer and chief financial officer during the year ended February 28. 2013.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Terry Butler, chief executive and financial officer (1)	2013	$0	0	0	0	0

Yao-Ting Su, former chief executive and financial officer (2)	2013	0	0	0	0	0
	2012	60,000	0	0	0	60,000

(1)           Mr. Butler has served as chief executive and financial officer since July 2012.
(2)           Mr. Su resigned as chief executive and financial officer in July 2012.

Executive Employment Contracts

We have no employment agreements with any of our officers.

Equity Compensation Plan Information

Our board of directors and stockholders approved the 2010 long term incentive plan, which covers the issuance of 2,000,000 shares.  The plan provides for the grant of stock options or restricted stock grants to employees and consultants.  No shares were issued under the plan during 2013 or 2012, and there are no outstanding options under the plan.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information at to shares of common stock beneficially owned as of June 10, 2013:

●	each director and nominee for director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Terry Butler	0	0.0%
Jia Hang Room 4202, Sun Horizon Residential Tower 355 Ximinzhu Street Changchun City, Ji Lin Province, China 130061	246,265,531	73.6%
All officers and directors as a group (two persons owning stock)	0	0.0%

None of the persons named in the table hold options or other rights to acquire common stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of February 29, 2012, we had outstanding loans from Yao-Ting Su, our former chief executive officer, of $304,392 and from Hui-Yun Lo, a former director, of $538,630.  We used the proceeds of these loans for general working capital needs. The borrowings did not bear interest and were payable on demand.

On July 13, 2012, pursuant to agreements dated June 5, 2012 and July 13, 2012, we transferred to Hui-Yun Lo, who was then a director, all equity interest in our subsidiaries for the cancellation of notes payable to Ms. Lo in the total principal amount of $100,000. As a result of these transactions, we had spun off the wholly-owned subsidiaries.

On July 14, 2012, Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) acquired, for nominal consideration, 24,988,621 shares of common stock from Ms. Lo and 19,401,160 shares of common stock from  Yao-Ting Su, as well as all notes payable by the Company to Ms. Lo and Mr. Su through the date of the transfer.  As a result of the transfer of shares to the Butler Roth IRA, the Butler Roth IRA acquired 44,389,781 shares of common stock, constituting 54.3% of the outstanding common stock. These securities were issued in the name of Terry Butler.

On September 14, 2012, we entered into agreement dated September 12, 2012, pursuant to which we issued to Terry Butler, our chief executive officer and sole director, 104,829,750 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which is designated as the Series A Convertible Preferred Stock, in consideration of the cancellation of debt due to the Mr. Butler in the amount of $819,319, which he had acquired from Ms. Lo and Mr. Su.  Terry Butler is the Company’s chief executive officer and sole director.

On September 14, 2012, we entered into agreement dated September 12, 2012, pursuant to which we issued 8,156,500 shares of common stock to Danny Chan in consideration of the cancellation of debt due to Mr. Chan in the amount of $32,626.

On September 25, 2012, we filed a certificate of designation setting forth the rights, preferences and privileges of a new series of preferred stock designated as the series A convertible preferred stock. Each share of series A preferred stock is convertible into 20 shares of common stock.  However, the series A preferred stock shall not be convertible into common stock until such date as the Company shall increase the number of authorized shares of common stock, either by an increase in the authorized common stock or a reverse split or combination of shares such that there are a number of authorized shares of common stock that are available, free from preemptive rights, equal to the maximum number of shares of common stock issuable upon conversion of the number of authorized shares of series A preferred stock.  Since there are not a sufficient number of shares of common stock available for the conversion of the series A preferred stock, as of the date of this report, the series A preferred stock is not convertible.

During the year ended February 28, 2013, we borrowed $125,100 from Mr. Butler for working capital.  This loan was repaid from the proceeds of a $200,000 private placement.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

The following is a summary of the fees for professional services rendered by Simon & Edward, LLP for the years ended February 28, 2013 and February 29, 2012.

Fee Category	2013	2012
Audit fees	$45,000	$135,000
Audit-related fees	--	--
Tax fees	--	--
Other fees	--	--
Total Fees	$45,000	$135,000

Audit fees.    Audit fees represent fees for professional services performed by Simon & Edward for the audit of our 2013 and 2012 annual financial statements.

Audit-related fees.    We did not incur any other fees for services performed by and Simon & Edward.

Tax Fees.      We did not incur any fees for tax services during 2013 or 2012.

Other fees.     Simon & Edward did not receive any other fees during 2013 and 2012.

ITEM 15.  EXHIBITS, FINANIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Bylaws of the Company (1)
3.2	Amended and Restated Articles of Incorporation of the Company, as filed with the State of Nevada*
10.1	2010 Long-Term Incentive Plan (2)
21.1	List of subsidiaries*
23.1	Consent of Simon & Edwards, LLP*
31.1	Certification of Chief Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K filed by the Company on April 24, 2009.
(2)	Incorporated by reference to the Company’s registration statement on Form S-8, File No. 333-169007, which was filed on August 23, 2010.

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

XODTEC LED, INC.

Date: June 12, 2013	By:	/s/ Terry Butler
Terry Butler
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Terry Butler	Chief Executive and Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	June 12, 2013
Terry Butler

XODTEC LED, INC.

17700 Castleton Street, Suite 488 City of Industry, CA 91748, U.S.A. Tel: +1626 854 6500 Fax: +1 626 854 6505

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Xodtec LED, Inc.

We have audited the accompanying consolidated balance sheets of Xodtec LED, Inc. and subsidiaries as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended February 28, 2013. Xodtec LED, Inc. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xodtec LED, Inc. and Subsidiaries as of February 28, 2013 and February 29, 2012, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years ended February 28, 2013 and February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is not engaged in any business activities, has not generated any revenue from continuing operations during the past two fiscal years, has a stockholders’ deficiency of $219,639 and will need additional financing if it is to engage in any business activities.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Simon & Edwards, LLP

City of Industry, California
June 10, 2013

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28, 2013	February 29, 2012

ASSETS
Current assets
Cash	$5,960	$-
Current assets of the entities spun off	-	105,784
Total current assets	5,960	105,784

Property and equipment, net	-	-

Other Assets
Deferred assets	-	167,167
Total other assets	-	167,167

Non-Current assets of the entities spun off	-	198,296

Total assets	$5,960	$471,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Loans from related parties	$125,100	$843,022
Other current liabilities	100,499	46,667
Current liability of the entities spun off	-	1,303,929
Total current liabilities	225,599	2,193,618

Total liabilities	225,599	2,193,618

Stockholders' deficit
Series A convertible preferred stock, par value $0.001 per share, 10,000,000	5,000	-
shares authorized and 5,000,000 and zero shares issued and outstanding,
Common stock( 225,000,000 authorized shares, par value $0.001 per share;	194,757	81,771
194,757,357 and 81,771,107 shares issued and outstanding)
Additional paid in capital	8,022,945	6,227,924
Accumulated deficit	(8,442,341)	(7,755,802)
Accumulated other comprehensive loss - translation adjustments	-	(276,264)

Total stockholders' deficit	(219,639)	(1,722,371)
Total liabilities and stockholders' deficit	$5,960	$471,247

The accompanying notes are an integral part of the consolidated financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS

	Year ended
	February 28, 2013	February 29, 2012

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Selling, general and administrative expenses	350,806	204,792

Loss from operations	(350,806)	(204,792)

Other expense
Interest expense	(91,945)	-
Total other expense	(91,945)	-

Loss from continuing operations before income taxes	(442,751)	(204,792)

Income taxes	-	-

Loss from continuing operations	(442,751)	(204,792)
Loss from the operation of the entities spun off	(243,788)	(1,867,004)
Net Loss	$(686,539)	$(2,071,796)

Translation adjustments	-	105,801

Comprehensive loss	$(686,539)	$(1,965,995)

Net loss per share
Net loss per share from continuing operations	$(0.00)	$(0.00)
Net loss per share from entities spun off	$(0.00)	$(0.03)
Basic and Diluted loss per share*	$(0.01)	$(0.04)

Weighted average common shares outstanding
- Basic and Diluted	134,085,289	58,728,727

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

								Accumulated other
	Preferred Stock		Common Stock			Additional		comprehensive loss -
	Number of shares	Amount	Number of shares	Amount	Subscription receivable	Paid-in Capital	Accumulated Deficit	translation adjustments	Total

Balance, February 28, 2011			28,864,827	$28,865	$(130,000)	$3,639,507	$(5,684,006)	$(382,065)	$(2,527,699)
Issuance of common shares for professional service			300,000	300	-	29,700	-	-	30,000
Issuance of common shares for cancellation of debts			52,606,280	52,606	-	2,688,717	-	-	2,741,323
Write off subscription receivable			-	-	130,000	(130,000)	-	-	-
Net loss			-	-	-	-	(2,071,796)	-	(2,071,796)
Translation adjustments			-	-	-	-	-	105,801	105,801
Balance, February 29, 2012			81,771,107	81,771	-	6,227,924	(7,755,802)	(276,264)	(1,722,371)
Spin off subsidiaries						969,117		276,264	1,245,381
Issuance preferred stock to cancel debt	5,000,000	$5,000							5,000
Issuance common stock to cancel debts			112,986,250	112,986		825,904			938,890
Net loss							(686,539)		(686,539)
Balance, February 28, 2013	5,000,000	$5,000	194,757,357	$194,757	$-	$8,022,945	$(8,442,341)	$-	$(219,639)

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	February 28, 2013	February 29, 2012

Cash Flows from operating activities:
Net (loss)	$(686,539)	$(2,071,796)
Adjustments to reconcile net loss to net cash used in operating activities provided by (used in) operating activities:
Amortization of deferred assets	167,167	204,792
Loss on extinguishment of debt	91,945	-
Decrease (Increase) in liabilities:
Other current liabilities	86,458	-

Net cash used in operating activities from continuing operations	(340,969)	(1,867,004)
Net cash provided by (used in) operating activities of the entity spun off	59,932	749,658
Net cash used in operating activities	(281,037)	(1,117,346)

Cash Flows from Investing activities:
Net cash used in investing activities of the entity spun off	-	(43,593)
Net cash used in investing activities	-	(43,593)

Cash flows from financing activities:
Proceeds from related parties	205,996	-
Net cash provided by financing activities from continuing operations	205,996	-
Net cash provided by financing activities of the entity spun off	81,001	1,160,383
Net cash provided by financing activities	286,997	1,160,383

Effect of exchange rate changes on cash and cash equivalents	-	556

Net increase in cash and cash equivalents	5,960	-
Cash, beginning of the year	-	-

Cash, end of the year	$5,960	$-

Supplemental disclosures of cash flow information:
Interest paid	$3,193	$10,664
Income taxes paid	$2,549	$6,485

Non-cash financing activities
Issuances of preferred and common stock in exchange for release of loans from related parties and other current liabilities	$851,945	$-

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Xodtec LED, Inc. (the “Company”) is a Nevada corporation incorporated on November 29, 2006 under the name Sparking Events, Inc.  On June 28, 2009, the Company changed its corporate name to Xodtec Group USA, Inc. and on May 17, 2010, the Company changed its corporate name to Xodtec LED, Inc.

Prior to May 31, 2012, the Company, through its subsidiaries, was engaged in the design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.  The Company’s wholly-owned subsidiaries, Xodtec Technology Co., Ltd. (“Xodtec”); Targetek Technology Co., Ltd. (“Targetek”); UP Technology Co., Ltd. (“UP”), are organized under the laws of the Republic of China (Taiwan).  The Company also owns a 35% interest in Radiant Sun Development S.A., an inactive company organized under the laws of the Independent State of Samoa (“Radiant Sun”).

On July 13, 2012, pursuant to agreements dated June 5, 2012 and July 13, 2012, the Company entered into agreement with Hui-Yun Lo (“Ms. Lo”), who was then a director, pursuant to which all equity interest in Xodtec, Targetek and UP its 35% interest in Radiant Sun were transferred to Ms. Lo for the cancellation of notes payable to Ms. Lo in the total principal amount of $100,000. As a result of these transactions, the Company had spun off the wholly-owned subsidiaries.

At February 28, 2013, the assets and liabilities of the spun off subsidiaries were not included in assets or liabilities of the Company.  For the year ended February 28, 2013, the results of operations of the spun off entities through July 13, 2012 are reflected as a net loss from spun off entities.  At February 29, 2012, the assets and liabilities of the spun off subsidiaries are reflected on the balance sheet as assets or liabilities of entity spun off, and the results of the operations of the subsidiaries are reflected as loss from the operation of entity spun off.  At February 28, 2013, the Company did not have any subsidiaries.

On July 14, 2012, Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) acquired, for nominal consideration, 24,988,621 shares of common stock from Ms. Lo and 19,401,160 shares of common stock from  Yao-Ting Su, as well as all notes payable by the Company to Ms. Lo and Mr. Su through the date of the transfer.  As a result of the transfer of shares to the Butler Roth IRA, the Butler Roth IRA acquired 44,389,781 shares of common stock, constituting 54.3% of the outstanding common stock. These shares were issued in the name of Terry Butler.

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

Fair Value of Financial Instruments

The fair values of the Company’s accrued expenses and other current liabilities approximate their carrying values due to the relatively short maturities of these instruments. The carrying value of the Company’s short and long term debt approximates fair value based on management’s best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the year ended February 28, 2013, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s spun off subsidiaries is NTD. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations.

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

Average Rate for the year	February 29, 2012
Taiwan dollar (NTD)	NTD	29.63542
United States dollar ($)		$1.00000

Exchange Rate at	February 29, 2012
Taiwan dollar (NTD)	NTD	29.61360
United States dollar ($)		$1.0000

There was no translation adjustment for the year ended February 28, 2013.

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses with respect to the spun-off entities.

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the year ended February 28, 2013, the Company was not engaged in any business activities, generated no revenue, incurred an operating loss and a net loss of approximately $0.4 million and the Company’s stockholders’ deficit $0.2 million as of February 28, 2013. In addition, the Company had a negative cash flow in operating activities amounting approximately $0.3 million in the year ended February 28, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek funding through additional issuance of common stock and/or borrowings from financial institutions; however, market conditions, together with the absence of an active trading market in the Company’s common stock and the trading price of the common stock make it difficult for the Company to raise cash from the sale of equity and the Company’s financial condition make it extremely difficult to borrow funds. The Company is actively evaluating potential business opportunities and does not anticipate that it will be able to raise any significant funding except in connection with a potential new business activities.  Substantially all of the funding since July 2012 has been provided by the Company’s chief executive officer.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 5 – DEFERRED ASSETS

Deferred assets consisted of the following:

	February 28, 2013	February 29, 2012
Deferred professional fee	$-	$180,500

NOTE 6 – RELATED PARTY TRANSACTIONS

	February 28, 2013	February 29, 2012
Non-interest bearing and payable on demand to Chief Executive Officer of the Company	$125,100	$-
Non-interest bearing and payable on demand to Prior Chief Executive Officer of the Company	-	304,392
Non-interest bearing and payable on demand to its prior directors of the Company	-	538,630
Total	$125,100	$843,022

NOTE 7 – CAPITAL STOCK AND SHARE-BASED PAYMENTS

On July 11, 2011, the Company entered into a contract with one consultant pursuant to which consultant is to provide services in connection with the Company’s expansion into China for a one year period. Pursuant to the contracts, the Company issued 300,000 shares of common stock to the consultants, which value is $30,000.

On July 1, 2011, the Company entered debt cancellation agreement with the Company's director which the Company issued 2,000,000 shares of common stock to cancel the Company's indebtedness in the principal amount of $200,000.

On August 5, 2011, the Company entered debt cancellation agreements with the Company's CEO and director which the Company issued 16,447,160 and 34,159,120 shares of common stock to cancel the Company's indebtedness in the principal amount of $833,358 and $1,707,965, respectively.

On September 14, 2012, the Company issued 104,829,750 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which is designated as the Series A Convertible Preferred Stock, to Terry Butler in consideration of the cancellation of debt due to the Mr. Butler in the amount of $819,319. Under ASC 470-50, the Company recognized a loss on extinguishment of the debt in the amount of $59,319 which is recorded as interest expense. Terry Butler is the Company’s chief executive officer and sole director.

On September 14, 2012, the Company entered into an agreement dated September 12, 2012 with a consultant whereby the Company issued 8,156,500 shares of common stock in consideration of the cancellation of debt due to the consultant in the amount of $32,626. Under ASC 470-50, the Company recognized a loss on extinguishment of the debt in the amount of $32,626 which was recorded as interest expense.

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

NOTE 9 – SPIN-OFF OF SUBSIDIARIES TRANSACTION

On July 13, 2012, pursuant to agreements dated June 5, 2012 and July 13, 2012, the Company entered into agreement with Hui-Yun Lo, who was then a director, pursuant to which all equity interest in its subsidiaries and its 35% interest in Radiant Sun were transferred to Ms. Lo for the cancellation of notes payable to Ms. Lo in the total principal amount of $100,000. As a result of these transactions, the Company had spun off wholly-owned subsidiaries as of February 28, 2013 and for period July 13, 2012 to February 28, 2013.

At February 28, 2013, the assets and liabilities of the spun off entities were not included in assets or liabilities of the Company, and, for the period ended February 28, 2013, the results of operations of the spun off entities through July 13, 2012 are reflected as a net loss from spun off entities.  At February 29, 2012, the assets and liabilities of the spun off subsidiaries are reflected on the balance sheet as assets or liabilities of entity spun off, and the results of the operations of the subsidiaries are reflected as loss from the operation of entity spun off.

As a part of the spin off transaction of the Company’s subsidiaries, the net liabilities of the subsidiaries were adjusted to additional paid in capital.

The components of loss from operations of the entity spun off for the year ended February 28, 2013 are shown below:

SPUN OFF SUBSIDIARIES OF XODTEC LED, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2013	February 29, 2012

ASSETS
Current assets
Cash	$-	$4,949
Accounts receivable, , net of allowances for bad debt of $0	-	40,075
Inventories, net	-	6,280
Prepayments	-	1,218
Other current assets	-	53,262
Total current assets	-	105,784

Property and equipment, net	-	91,788

Other Assets
Deposits	-	52,129
Deferred assets	-	13,333
Other assets	-	41,046
Total other assets	-	106,508
Total Non-Current assets	-	198,296

LIABILITIES
Current liabilities
Short-term borrowings from banks		$254,421
Accounts payable	-	72,490
Other payable	-	475,249
Accrued liabilities	-	501,769
Total current liabilities	-	1,303,929

Total liabilities	-	1,303,929

Net Liability of the entities spun off	$-	$999,849

SPUN OFF SUBSIDIARIES OF XODTEC LED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	February 28, 2013	February 29, 2012

Revenue	$38,673	502,125

Cost of revenue	18,131	330,617

Gross profit	20,542	171,508

Selling, general and administrative expenses	261,349	1,846,043

Net operating loss	(240,807)	(1,674,535)

Other income (expense)
Interest income	-	255
Interest expense	(3,192)	(10,664)
Gain(loss) on currency exchange	211	(308)
Impairment loss on property and equipment	-	(173,847)
Other income (expense)	-	2,359
Total other income (expense)	(2,981)	(182,205)

Net loss before income taxes	(243,788)	(1,856,740)

Income taxes	-	(10,264)

Net loss from entities spun off	$(243,788)	$(1,867,004)

NOTE 10– SUBSEQUENT EVENTS

On May 20, 2013, Terry Butler sold to Jia Hang 146,265,531 shares of common stock and 5,000,000 shares of series A convertible preferred stock.

On May 30, 2013, following approval by the board of directors and the holders of a majority of the outstanding common stock and all of the series A convertible preferred stock, the Company amended its articles of incorporation to increase the authorized common stock from 225,000,000 shares to 400,000,000 shares.  The par value of $0.001 per share, was unchanged.  As a result of the increase in authorized common stock, the Company’s series A convertible preferred stock became convertible into 100,000,000 shares of common stock, and the holder of the series A convertible common stock exercised the conversion right on May 31, 2013.

On June 10, 2013, the Company issued in a private placement 40,000,000 shares of common stock at a purchase price of $0.005 per share, for which it received a total of $200,000, a portion of which was used to pay accrued expenses and to pay the advance of $125,100 to Mr. Butler.