Form 10-Q
period 2013-05-31
XODTEC LED, INC.
filed 2013-07-16
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

XODTEC LED, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of July 11, 2013: 334,757,357

XODTEC LED, INC.
Form 10-Q
For the Quarter Ended May 31, 2013

TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of May 31, 2013 (unaudited) and February 28, 2013	3
	Unaudited Condensed Statements of Operations and Comprehensive Loss for the three months ended May 31, 2013 and 2012	4
	Unaudited Condensed Statements of Cash Flows for the three months ended May 31, 2013 and 2012	5
	Notes to Unaudited Condensed Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10
Item 4.	Controls and Procedures.	10

PART II - OTHER INFORMATION
Item 6.	Exhibits.11

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended February 28, 2013 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

XODTEC LED, INC.
CONDENSED BALANCE SHEETS

	May 31, 2013	February 28, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$11,624	$5,960
Total current assets	11,624	5,960

Total assets	$11,624	$5,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Loans from related parties	$-	$125,100
Other current liabilities	117,500	100,499
Total current liabilities	117,500	225,599

Total liabilities	117,500	225,599

Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized,	5,000	5,000
of which 5,000,000 shares are designated as series A convertible preferred stock, of which 5,000,000 shares were outstanding at May 31, 2013 and February 28, 2013.
Common stock, par value $0.001 per share, 400,000,000 and 225,000,000 shares	194,757	194,757
authorized at May 31, 2013 and February 28, 2013, respectively, 194,757,357 shares issued and outstanding
Common stock subscribed	200,000	-
Additional paid in capital	8,022,945	8,022,945
Accumulated deficit	(8,528,578)	(8,442,341)

Total stockholders' deficit	(105,876)	(219,639)
Total liabilities and stockholders' deficit	$11,624	$5,960

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS

	Three months ended May 31,
	2013	2012

Revenue	$-	$-

Selling, general and administrative expenses	86,237	51,792

Loss from operations	(86,237)	(51,792)

Other expense
Interest expense	-	-
Total other expense	-	-

Loss from continuing operations before income taxes	(86,237)	(51,792)

Income taxes	-	-

Loss from continuing operations	(86,237)	(51,792)
Loss from the operation of the entities spun off	-	(230,455)
Net Loss	$(86,237)	$(282,247)

Translation adjustments	-	11,028

Comprehensive loss	$(86,237)	$(271,219)

Net loss per share
Net loss per share from continuing operations	$(0.00)	$(0.00)
Net loss per share from entities spun off	$(0.00)	$(0.00)
Basic and Diluted loss per share*	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	194,757,357	81,771,107

The accompanying notes are an integral part of the financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

XODTEC LED, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2013	2012

Cash Flows from operating activities:
Net (loss)	$(86,237)	$(282,247)
Adjustments to reconcile net loss to net cash used in operating activities provided by (used in) operating activities:
Amortization of deferred assets	-	51,792
Decrease in liabilities:
Other current liabilities	17,001	-

Net cash used in operating activities from continuing operations	(69,236)	(230,455)
Net cash provided by operating activities of the entity spun off	-	68,445
Net cash used in operating activities	(69,236)	(162,010)

Cash Flows from Investing activities:
Net cash used in investing activities of the entity spun off	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Repayment of loan from related party	(125,100)	-
Proceeds from issuance of common stock	200,000	-
Net cash provided by financing activities from continuing operations	74,900	-
Net cash provided by financing activities of the entity spun off	-	161,998
Net cash provided by financing activities	74,900	161,998

Effect of exchange rate changes on cash and cash equivalents	-	12

Net increase in cash and cash equivalents	5,664	-
Cash, beginning of the period	5,960	-

Cash, end of the period	$11,624	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$3,193
Income taxes paid	$-	$2,549

The accompanying notes are an integral part of the financial statements.

XODTEC LED, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MAY 31, 2013

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

At February 28, 2013, the assets and liabilities of the spun off subsidiaries were not included in assets or liabilities of the Company.  For the year ended February 28, 2013, the results of operations of the spun off entities through July 13, 2012 are reflected as a net loss from spun off entities.  For the quarter ended May 31, 2012, the results of the operations of the spun-off subsidiaries are reflected as loss from the operation of entities spun off.  At May 31, 2013, the Company did not have any subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidation financial statements and notes thereto for the fiscal year ended February 28, 2013 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months ended May 31, 2013, the Company generated no revenue, incurred an operating loss and a net loss of approximately $86,000. The Company had a negative cash flow in operating activities amounting approximately $69,000 in the three months ended May 31, 2013, and as of May 31, 2013, the Company’s accumulated deficit was approximately $8,529,000, substantially all of which was generated by operations which have been spun off. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the quarter-ended May 31, 2013, the number of basic and diluted shares of common stock is the same.

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses with respect to the spun-off entities.

Common Stock Subscribed

Common stock subscribed represents the proceeds from the sale of common stock for which the shares had not been issued as of May 31, 2013.  Upon the issuance of the shares, the amount shown for common stock subscribed will be transferred to common stock, with respect to the par value of the shares, and additional paid in capital with respect to the balance.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 4 – RELATED PARTY TRANSACTIONS

	May 31, 2013	February 28, 2013
Non-interest bearing and payable on demand to chief executive officer of the Company	$-	$125,100
Total	$-	$125,100

NOTE 5 – CAPITAL STOCK

On May 30, 2013, the Company amended its articles of incorporation to increase the authorized common stock from 225,000,000 shares to 400,000,000 shares.  The par value of $0.001 per share remained unchanged.

During May 2013, the Company sold 40,000,000 shares of its common stock at $0.005 per share to investors, for which it received a total of $200,000. As of May 31, 2013, the Company has received the payment of the consideration for the issuance of the shares. The receipt of proceeds was booked under common stock subscribed since the stock issuance was not completed until June 10, 2013.

NOTE 6– INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

NOTE 7– SUBSEQUENT EVENTS

On June 10, 2013, the Company issued 40,000,000 shares of common stock through private placement to three investors at $0.005 per share for a total of $200,000 as described in Note 5.

In June 2013, the 5,000,000 shares of series A convertible preferred stock were converted into 100,000,000 shares of common stock.

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

Overview

Prior to July 13, 2012, through our subsidiaries we were engaged in design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.   We were not able to generate profits from this business and, for the several years prior to July 13, 2012, we financed our operations primarily through funds provided by our officers and directors.

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

On July 14, 2012 Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (“Butler Roth IRA”) acquired, for nominal consideration, 24,988,621 shares of common stock from the director who acquired the subsidiaries and 19,401,160 shares of common stock from our then chief executive officer, who was also a director.  On July 18, 2012, Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA and the Company entered into a loan agreement pursuant to which the Butler Roth IRA agreed to lend us up to $150,000, for which we issued our 6% demand promissory note in the principal amount of $150,000.  The securities were issued in Mr. Butler’s name.

On September 14, 2012, we entered into agreement pursuant to which we issued to Terry Butler, our sole director and chief executive officer, 104,829,750 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which is designated as the series A convertible preferred stock, in consideration of the cancellation of debt due to Mr. Butler in the amount of $819,319.

At February 28, 2013, the assets and liabilities of the spun off subsidiaries were not included in assets or liabilities of the Company.  For the year ended February 28, 2013, the results of operations of the spun off entities through July 13, 2012 are reflected as a net loss from spun off entities.  For the quarter ended May 31, 2012, the results of the operations of the spun-off subsidiaries are reflected as loss from the operation of entities spun off.  At May 31, 2013, the Company did not have any subsidiaries.

On May 23, 2013, Mr. Butler sold to Jia Hang 146,265,531 shares of common stock and 5,000,000 shares of series A convertible preferred stock for a total consideration of $300.  The preferred stock becomes convertible upon an amendment to our articles of incorporation which increased our authorized common stock from 225,000,000 to 400,000,000.   Following the amendment to our articles of incorporation, Mr. Hang converted his series A convertible preferred stock into 100,000,000 shares of common stock.

We initially planned to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7.  We would seek to integrate hardware and software to provide a seamless solution.  The 24/7 monitoring would be designed to help prevent crimes and property damage by the constant monitoring.   Through February 28, 2013, we did not generate any revenue from this new proposed business, and we discontinued our efforts with respect to that business.

We are engaged in preliminary activities in connection with a proposed business in the energy service industry in Indonesia.  In this business, we would provide enhanced oil recovery services to existing owners of oil fields in Indonesia.  We cannot assure you that we will be able to enter this business, which is subject to numerous regulations and licensing requirements.  It will be necessary or us to hire qualified marketing and skilled technical personnel who are familiar with the Indonesian market and the oil recovery business.  This industry is highly competitive, and there are company engaged in this business that are well capitalized and have relationships with oil field owners.  There are significant other risks involved in this business.  We cannot assure you that we will be able to develop this business in the manner which we plan or that, if we develop this business, we will be able to generate revenue or profits from its operations.

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

Common Stock Subscribed

Common stock subscribed represents the proceeds from the sale of common stock for which the shares had not been issued as of May 31, 2013.  Upon the issuance of the shares, the amount shown for common stock subscribed will be transferred to common stock, with respect to the par value of the shares, and additional paid in capital with respect to the balance.

Recent accounting pronouncements

We considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2013 and 2012

We had no revenue for the three months ended May 31, 2013 or 2012. General and administrative expenses, which consisted primarily of salary and professional fees which were $86,000 for the quarter ended May 31, 2013, as compared to $52,000 for the quarter ended May 31, 2012, a increase of $34,000 or approximately 66.5%.

The loss from operations of the entities spun off for the quarter ended May 31, 2012, which represents the net loss from our lighting solutions business, which was discontinued with the spin off of our former subsidiaries, was $230,000, or $0.00 per share, for the three months ended May 31, 2012.  There was no loss for operations spun off for the three months ended May 31, 2013.

As a result of the foregoing, our net loss for the three months ended May 31, 2013 was $86,000, or $0.00 per share (basic and diluted), as compared with a loss of $271,000, or $0.00 per share (basic and diluted), for the three months ended May 31, 2012.   Because we incurred a loss, the basic and diluted loss per share are the same.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At May 31, 2013, we had a cash balance of $12,000, representing the balance of the $200,000 proceeds from the sale of stock after giving effect to the payment of the loan from the chief executive officer.  We had a working capital deficiency of $106,000.

During the three months ended May 31, 2013, we financed our operations primarily from the sale of common stock, the proceeds of which were used in part to pay the loan from the chief executive officer.

During the three months ended May 31, 2013, we used $69,000 in our continuing operations, which reflected our net loss of $86,000, representing our general and administrative expenses and a $17,000 decrease in current liabilities. Cash flows from financing activities was $75,000, consisting of the $200,000 proceeds from the sale of stock, net of a payment of the loan to the chief executive officer of $125,000.

We believe that, if we engage in any significant business activities, including our proposed oil recovery service business, we require significant financing for our operations.  Because of the absence of both operating activities, we may difficulty raising additional funds through the sale of our equity or debt securities without a plan to engage in or acquire a specific business.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of May 31, 2013.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We anticipate that, with our proposed entry into a new business, we will seek to implement effective controls over financial reporting, although we recognize that, in view of the small number of employees, segregation of duties may be difficult.  As of the date of this report, we have one part-time employee.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2013, we sold 40,000,000 shares of common stock at $0.005 per share to investors, for which we received a total of $200,000. The issuance of the shares was exempt from registration pursuant to Regulation S of the Securities and Exchange Commission pursuant the Securities Act of 1933, as amended.  None of the investors were United States Persons, as defined in Regulation S.  The proceeds from the sale of the shares were used to pay a loan from our chief executive officer in the amount of $125,100 and to pay accrued expenses.

In June 2013, we issued 100,000,000 shares of common stock upon conversion of the series A convertible preferred stock.  The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

In connection with the foregoing issuances, we did not engage any investment banker or finder and we did not pay any brokers’ or finders’ fee or compensation.

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

XODTEC LED, INC.

Date: July 15, 2013	/s/ Terry Butler
Terry Butler
Chief Executive Officer