Form 10-Q
period 2013-08-31
CALA ENERGY CORP.
filed 2013-10-18
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

CALA ENERGY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 South Post Oak Lane
One Riverway
Suite 1700, PMB #1554
Houston, TX 77056
 (Address of principal executive offices, Zip Code)

(281) 667-9360
 (Registrant’s telephone number, including area code)

Copies to:
Asher S. Levitsky P.C.
Ellenoff Grossman & Schole LLP
120 East 42nd Street; 11th floor
New York, New York 10017
Phone: (212) 370-1300
Fax: (646) 895-7182
E-mail: alevitsky@egsllp.com

Cala Energy Corp., P.O. Box 172, Bahama, NC 27503
(Former name and address)

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
   Yes  ☒      No ☐

The number of shares of registrant’s common stock outstanding, as of October 15, 2013: 337,257,357

CALA ENERGY CORP.
Form 10-Q
For the Quarter Ended August 31, 2013

TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of August 31, 2013 (unaudited) and February 28, 2013	2
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the six and three months ended August 31, 2013 and 2012	3
	Unaudited Consolidated Statements of Cash Flows for the six months ended August 31, 2013 and 2012	4
	Notes to Unaudited Condensed Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9
Item 4.	Controls and Procedures.	9

	PART II - OTHER INFORMATION
Item 6.	Exhibits.	10

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

CALA ENERGY CORP. AND SUBSIDIARY
(FORMERLY XODTEC LED, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2013	February 28, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$4,244	$5,960

Total current assets	4,244	5,960

Total assets	$4,244	$5,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Loans from related parties	$-	$125,100
Other current liabilities	157,959	100,499
Total current liabilities	157,959	225,599

Total liabilities	157,959	225,599

Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, of which 5,000,000 shares are designated as series A convertible preferred stock, of which 5,000,000 shares were outstanding at August 31, 2013 and February 28, 2013.	-	5,000

Common stock, par value $0.001 per share, 400,000,000 and 225,000,000 shares authorized at August 31, 2013 and February 28, 2013, respectively, 334,757,357 and 194,757,357 shares issued and outstanding	334,757	194,757

Additional paid in capital	8,087,945	8,022,945
Accumulated deficit	(8,576,417)	(8,442,341)

Total stockholders' deficit	(153,715)	(219,639)
Total liabilities and stockholders' deficit	$4,244	$5,960

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CALA ENERGY CORP. AND SUBSIDIARY
(FORMERLY XODTEC LED, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS

	Six months ended August 31,		Three months ended August 31,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Selling, general and administrative expenses	134,076	176,725	47,839	124,933

Loss from operations	(134,076)	(176,725)	(47,839)	(124,933)

Loss from continuing operations before income taxes	(134,076)	(176,725)	(47,839)	(124,933)

Income taxes	-	-	-	-

Loss from continuing operations	(134,076)	(176,725)	(47,839)	(124,933)
Loss from the operation of the entities spun off	-	(230,455)	-	-
Net Loss	$(134,076)	$(407,180)	$(47,839)	$(124,933)

Translation adjustments	-	11,028	-	-

Comprehensive loss	$(134,076)	$(396,152)	$(47,839)	$(124,933)

Net loss per share
Net loss per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share from entities spun off	$(0.00)	$(0.00)	$(0.00)	$-
Basic and Diluted loss per share*	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	257,148,661	81,771,107	319,539,966	81,771,107

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

CALA ENERGY CORP. AND SUBSIDIARY
(FORMERLY XODTEC LED, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2013	2012

Cash Flows from operating activities:
Net (loss)	$(134,076)	$(407,180)
Adjustments to reconcile net loss to net cash used in operating activities provided by (used in) operating activities:
Amortization of deferred assets	-	96,917
Loss on extinguishment of debt	-	-
Decrease (Increase) in liabilities:
Other current liabilities	57,460	14,598

Net cash used in operating activities from continuing operations	(76,616)	(295,665)
Net cash provided by (used in) operating activities of the entity spun off	-	46,599
Net cash used in operating activities	(76,616)	(249,066)

Cash flows from financing activities:
Proceeds (Repayment) from related parties	(125,100)	230,996
Proceeds from issuance of common stock	200,000	-
Net cash provided by financing activities from continuing operations	74,900	230,996
Net cash provided by financing activities of the entity spun off	-	81,001
Net cash provided by financing activities	74,900	311,997

Net increase in cash and cash equivalents	(1,716)	62,931
Cash, beginning of the year	5,960	-

Cash, end of the year	$4,244	$62,931

Supplemental disclosures of cash flow information:
Interest paid	$-	$3,193
Income taxes paid	$-	$2,549

Supplemental disclosures of cash flow for non-cash transaction:
Issuances of common stock upon conversion of preferred stock	$100,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CALA ENERGY CORP. AND SUBSIDIARY
(FORMERLY XODTEC LED, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cala Energy Corp. (the “Company”) is a Nevada corporation incorporated on November 29, 2006 under the name Sparking Events, Inc.  On June 28, 2009, the Company changed its corporate name to Xodtec Group USA, Inc., on May 17, 2010, the Company changed its corporate name to Xodtec LED, Inc., and on September 16, 2013, the Company changed its corporate name to Cala Energy Corp.

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

On July 10, 2013, Cala Energy International Corp., a wholly-owned subsidiary of the Company, was organized under the laws of the Nevada.

The  consolidated  financial  statements  include  the  accounts  of  Cala Energy Corp. and  its  wholly-owned subsidiary, Cala Energy International Corp.  References to the Company include Cala Energy Corp. and its subsidiary unless the context indicates otherwise.  As of August 31, 2013, the Company has no material operating activities.  The Company currently is developing a business plan pursuant to which the Company, through a 95% owned subsidiary, will engage in the business of offering enhanced oil recovery and supplying materials to the oil fields in Indonesia.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 28, 2013 included in the Company’s Form 10-K for the year ended February 28, 2013. In the opinion of management, the interim financial statements included herein contain all adjustments, including normal recurring adjustments considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements, during the six months ended August 31, 2013, the Company generated no revenue, incurred an operating loss and a net loss of approximately $134,000. The Company had a negative cash flow in operating activities amounting approximately $77,000 in the six months ended August 31, 2013, and as of August 31, 2013, the Company’s accumulated deficit was approximately $8,576,000, substantially all of which was generated by operations which have been spun off. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the six months ended August 31, 2013, the number of basic and diluted shares of common stock is the same.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

	August 31, 2013	February 28, 2013
Non-interest bearing and payable on demand to chief executive officer of the Company	$-	$125,100
Total	$-	$125,100

NOTE 5 – CAPITAL STOCK

On May 30, 2013, the Company amended its articles of incorporation to increase the authorized common stock from 225,000,000 shares to 400,000,000 shares.  The par value of $0.001 per share was not changed.

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

NOTE 7– SUBSEQUENT EVENTS

On September 16, 2013, the Company amended to its articles of incorporation to change its corporate name to Cala Energy Corp.

In October 2013, the Company sold 2,500,000 shares of common stock to an investor for $0.02 per shares, or a total of $50,000.

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

Overview

Prior to July 13, 2012, through our subsidiaries we were engaged in design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.   We were not able to generate profits from this business and, for the several years prior to July 13, 2012, and we financed our operations primarily through funds provided by our officers and directors.

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

As a result of the change in our business, at February 28, 2013, the assets of the spun off subsidiaries were not included in assets, and, for the period ended February 28, 2013, the results of operations of the spun off entities through July 13, 2012 are reflected as a loss from operation of entities spun off.  Our balance sheet at February 29, 2012, classifies the assets and liabilities as current or non-current assets and current liabilities of the entity spun off and the results of operations of the spun off entities for the quarter ended August 31, 2012 are reflected in the line item loss from operations of the entities spun off.

On May 23, 2013, Mr. Butler sold to Jia Hang 146,265,531 shares of common stock and 5,000,000 shares of series A convertible preferred stock for a total consideration of $300.  The preferred stock became convertible upon an amendment to our articles of incorporation which increased our authorized common stock from 225,000,000 to 400,000,000.   Following the amendment to our articles of incorporation, Mr. Hang converted his series A convertible preferred stock into 100,000,000 shares of common stock.

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

We presently plan to provide enhanced oil recovery services and supplying materials to existing operators of oil fields in Indonesia.  We cannot assure you that we will be able to enter this business, which is subject to numerous regulations and licensing requirements.  It will be necessary or us to hire qualified marketing and skilled technical personnel who are familiar with the Indonesian market and the oil recovery business.  This industry is highly competitive, and there are companies engaged in this business that are well capitalized and have relationships with oil field owners.  There are significant other risks involved in this business.  Although we are taking the preliminary steps necessary to enable us, through a 95% owned subsidiary, to engage in this business in Indonesia, we cannot assure you that we will be able to develop this business in the manner which we plan or that, if we develop this business, we will be able to generate revenue or profits from its operations.

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

We adopted ASC 740-10-25, Income Taxes-Overall-Recognition, on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. We must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Recent accounting pronouncements

We considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

RESULTS OF OPERATIONS

Three and Six Months Ended August 31, 2013 and 2012

We had no revenue for the six or three months ended August 31, 2013 or 2012.  General and administrative expenses, which consisted primarily of professional fees, $48,000 for the quarter ended August 31, 2013, as compared to approximately $125,000 for the quarter ended August 31, 2012, a increase of $77,000 or approximately 61.7%.   For the six months ended August 31, 2013, general and administrative expenses were approximately $134,000, as compared with approximately $177,000 for the six months ended August 3, 2012, a decrease of approximately$43,000, or 24.1%.

The loss from operations of the entities spun off for the six months ended August 31, 2012, which represents the net loss from our lighting solutions business, which was discontinued with the spinoff of our former subsidiaries, was $230,000, or $0.00 per share, all of which related to the three months ended May 31, 2012.   There was no loss for operations spun off for the three or six months ended August 31, 2013 or the three months ended August 31, 2012.

As a result of the foregoing, our net loss for the three months ended August 31, 2013 was approximately $48,000, or $0.00 per share (basic and diluted), as compared with a loss of approximately $125,000, or $0.00 per share (basic and diluted), for the three months ended August 31, 2012.   For the six months ended August 31, 2013, our net loss was approximately $134,000, or $0.00 per share (basic and diluted), as compared with a net loss of $407,000, or $0.00 per share (basic and diluted).  Because we incurred a loss, the basic and diluted loss per share are the same.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At August 31, 2013, we had a cash balance of approximately $4,000, representing the balance of the $200,000 proceeds from the sale of stock after giving effect to the payment of the loan from the chief executive officer of $125,100 and other operating expenses.  We had a working capital deficiency of $153,000 at August 31, 2013, as compared with a working capital deficiency of approximately $220,000 at February 28, 2013.

During the six months ended August 31, 2013, we financed our operations principally through the loans from our chief executive officer and from the sale of common stock, the proceeds of which were used in part to pay the loan from the chief executive officer.

During the six months ended August 31, 2013, we used approximately $77,000 in our continuing operations, which reflected our net loss of approximately $134,000, representing our general and administrative expenses and an approximately $57,000 decrease in current liabilities. Cash flow from financing activities was $75,000, consisting of the $200,000 proceeds from the sale of stock, net of a payment of the loan to the chief executive officer of $125,000.

We believe that, if we engage in any significant business activities, including our proposed oil recovery service business, we require significant financing for our operations.  Because of the absence of both operating activities and an actively traded stock, we may have difficulty raising additional funds through the sale of our equity or debt securities.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of August 31, 2013.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We anticipate that, with our proposed entry into a new business, we will seek to implement effective controls over financial reporting, although we recognize that, in view of the small number of employees, segregation of duties may be difficult.  As of the date of this report, we have one part-time employee.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2013, we sold 2,500,000 shares of common stock at $0.02 per share to an investor, for which we received a total of $50,000. The issuance of the shares was exempt from registration pursuant to Rule 506(b).  The investor was an accredited investor who purchased the shares for his own account.  The certificates for the shares bear an investment legend.  In connection with this issuance, we did not engage any investment banker or finder and we did not pay any brokers’ or finders’ fee or compensation.

ITEM 6. EXHIBITS

Exhibit	Description of the Exhibit

10.1	Form of stock purchase agreement
31.1	Rule 13a-14(a)/15d-14(a) certification by the chief executive officer and chief financial officer.
32.1	Section 1350 certification by the chief executive officer and chief financial officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALA ENERGY CORP.

Date: October 18, 2013	/s/ Terry Butler
Terry Butler
Chief Executive and Financial Officer