Form 10-Q
period 2013-11-30
CALA ENERGY CORP.
filed 2014-01-17
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 333-148005

CALA ENERGY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 South Post Oak Lane
One Riverway
Suite 1700, PMB #1554
Houston, TX 77056
 (Address of principal executive offices, Zip Code)

(281) 667-9360
 (Registrant’s telephone number, including area code)

Copies to:
Asher S. Levitsky P.C.
Ellenoff Grossman & Schole LLP
1345 Avenue of the Americas; 11th floor
New York, New York 10105-0302
Phone: (212) 370-1300
Fax: (646) 895-7182
E-mail: alevitsky@egsllp.com

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares of registrant’s common stock outstanding, as of January 10, 2014: 339,757,357

CALA ENERGY CORP.
Form 10-Q
For the Quarter Ended November 30, 2013

TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of November 30, 2013 (unaudited) and February 28, 2013	2
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine and three months ended November 30, 2013 and 2012	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 30, 2013 and 2012	4
	Notes to Unaudited Condensed Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9
Item 4.	Controls and Procedures.	9

	PART II - OTHER INFORMATION
Item 6.	Exhibits.	10

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

CALA ENERGY CORP. AND SUBSIDIARY
(FORMERLY XODTEC LED, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2013	February 28, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$61,186	$5,960

Total current assets	61,186	5,960

Total assets	$61,186	$5,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Loans from related parties	$-	$125,100
Other current liabilities	176,551	100,499
Total current liabilities	176,551	225,599

Total liabilities	176,551	225,599

Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, of which 5,000,000 shares are designated as series A convertible preferred stock, of which 0 and 5,000,000 shares were outstanding at November 30, 2013 and February 28, 2013.	-	5,000
Common stock, par value $0.001 per share, 400,000,000 and 225,000,000 shares authorized at November 30, 2013 and February 28, 2013, respectively, 339,757,357 and 194,757,357 shares issued and outstanding	339,757	194,757
Additional paid in capital	8,182,945	8,022,945
Accumulated deficit	(8,638,067)	(8,442,341)

Total stockholders' deficit	(115,365)	(219,639)
Total liabilities and stockholders' deficit	$61,186	$5,960

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CALA ENERGY CORP. AND SUBSIDIARY
(FORMERLY XODTEC LED, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS

	Nine months ended November 30,		Three months ended November 30,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Selling, general and administrative expenses	195,726	268,903	61,650	92,178

Loss from operations	(195,726)	(268,903)	(61,650)	(92,178)

Other income (expense)
Interest expense	-	(91,945)	-	(91,945)
Loss from continuing operations before income taxes	(195,726)	(360,848)	(61,650)	(184,123)

Income taxes	-	-	-	-

Loss from continuing operations	(195,726)	(360,848)	(61,650)	(184,123)
Loss from the operation of the entities spun off	-	(230,455)	-	-
Net Loss	$(195,726)	$(591,303)	$(61,650)	$(184,123)

Translation adjustments	-	11,028	-	-

Comprehensive loss	$(195,726)	$(580,275)	$(61,650)	$(184,123)

Net loss per share
Net loss per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share from entities spun off	$(0.00)	$(0.00)	$(0.00)	$-
Basic and Diluted loss per share*	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	283,539,175	113,407,257	336,900,214	177,374,857

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

CALA ENERGY CORP. AND SUBSIDIARY
(FORMERLY XODTEC LED, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended November 30,
	2013	2012

Cash Flows from operating activities:
Net (loss)	$(195,726)	$(591,303)
Adjustments to reconcile net loss to net cash used in operating activities provided by (used in) operating activities:
Amortization of deferred assets	-	138,708
Loss on extinguishment of debt	-	91,945
Decrease (Increase) in liabilities:
Other current liabilities	76,052	43,459

Net cash used in operating activities from continuing operations	(119,674)	(317,191)
Net cash provided by (used in) operating activities of the entity spun off	-	46,599
Net cash used in operating activities	(119,674)	(270,592)

Cash flows from financing activities:
Proceeds (Repayment) from related parties	(125,100)	205,996
Proceeds from issuance of common stock	300,000	-
Net cash provided by financing activities from continuing operations	174,900	205,996
Net cash provided by financing activities of the entity spun off	-	81,001
Net cash provided by financing activities	174,900	286,997

Net increase in cash and cash equivalents	55,226	16,405
Cash, beginning of the period	5,960	-

Cash, end of the period	$61,186	$16,405

Supplemental disclosures of cash flow information:
Interest paid	$-	$3,193
Income taxes paid	$-	$2,549

Supplemental disclosures of cash flow for non-cash transaction:
Issuances of preferred and common stock in exchange for release of loans from related parties and other current liabilities	$-	$851,945
Issuances of common stock due to conversion of preferred stock	$5,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CALA ENERGY CORP. AND SUBSIDIARY
(FORMERLY XODTEC LED, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

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

Prior to May 31, 2012, the Company, through its subsidiaries, was engaged in the design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.  The Company’s wholly-owned subsidiaries, Xodtec Technology Co., Ltd. (“Xodtec”); Targetek Technology Co., Ltd. (“Targetek”); UP Technology Co., Ltd. (“UP”), are organized under the laws of the Republic of China (Taiwan).  The Company also owned a 35% interest in Radiant Sun Development S.A., an inactive company organized under the laws of the Independent State of Samoa (“Radiant Sun”).

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

At February 28, 2013, the assets and liabilities of the spun off subsidiaries were not included in assets or liabilities of the Company.  For the year ended February 28, 2013, the results of operations of the spun off entities through July 13, 2012 are reflected as a net loss from spun off entities.  For the nine months ended November 30, 2012, the results of the operations of the spun-off subsidiaries for the period through May 31, 2012 are reflected as loss from the operation of entities spun off.

On July 10, 2013, the Company formed Cala Energy International Corp., a wholly owned subsidiary, under the laws of the Nevada.

During September 2013, the Company’s board of directors approved the creation of subsidiary under the laws of Republic of Indonesia in which the Company will have a 95% interest. As of November 30, 2013, the application is still being reviewed by the Indonesian government.

The  consolidated  financial  statements  include  the  accounts  of  Cala Energy Corp. and  its  wholly owned subsidiary, Cala Energy International Corp.  Unless the context indicates otherwise, reference to the Company include Cala Energy Corp. and its subsidiary.   As of November 30, 2013, the Company has no material operating activities.

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements, during the nine months ended November 30, 2013, the Company generated no revenue, incurred an operating loss and a net loss of approximately $196,000 and had a negative cash flow in operating activities amounting approximately $120,000. As of November 30, 2013, the Company’s accumulated deficit was approximately $8,638,000, substantially all of which was generated by operations which have been spun off. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CALA ENERGY CORP. AND SUBSIDIARY
(FORMERLY XODTEC LED, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the nine months ended November 30, 2013, the number of basic and diluted shares of common stock is the same.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

	November 30, 2013	February 28, 2013
Non-interest bearing and payable on demand to chief executive officer of the Company	$-	$125,100
Total	$-	$125,100

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

During October and November 2013, the Company sold 5,000,000 shares of its common stock at $0.02 per share to investors, for which it received a total of $100,000.

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

As a result of the change in our business, at February 28, 2013, the assets of the spun off subsidiaries were not included in assets, and, for the period ended February 28, 2013, the results of operations of the spun off entities through July 13, 2012 are reflected as a loss from operation of entities spun off.  Our balance sheet at February 29, 2012, classifies the assets and liabilities as current or non-current assets and current liabilities of the entity spun off and the results of operations of the spun off entities for the quarter ended November 30, 2012 are reflected in the line item loss from operations of the entities spun off.

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

We presently plan to provide enhanced oil recovery services and supplying materials to existing operators of oil fields in Indonesia.  We cannot assure you that we will be able to enter this business, which is subject to numerous regulations and licensing requirements.  It will be necessary or us to hire qualified marketing and skilled technical personnel who are familiar with the Indonesian market and the oil recovery business.  This industry is highly competitive, and there are companies engaged in this business that are well capitalized and have relationships with oil field owners.  There are significant other risks involved in this business.  During September 2013, our board of directors approved the creation of subsidiary under the laws of Republic of Indonesia in which we will have a 95% interest. As of November 30, 2013, the application is still being reviewed by the Indonesian government.  We cannot assure you that we will be able to develop this business in the manner which we plan or that, if we develop this business, we will be able to generate revenue or profits from its operations.  We are also considering other structures which will enable us to engage in this business in Indonesia.

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

Recent accounting pronouncements

We considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

RESULTS OF OPERATIONS

Three and Nine months Ended November 30, 2013 and 2012

We had no revenue for the three and nine months ended November 30, 2013 or 2012.  General and administrative expenses, which consisted primarily of professional fees and executive compensation, were approximately $62,000, including $30,000 of compensation for our chief executive officer, for the quarter ended November 30, 2013, as compared with approximately $92,000 for the quarter ended November 30, 2012, a decrease of $31,000 or approximately 33.1%.   For the nine months ended November 30, 2013, general and administrative expenses, which consisted primarily of professional fees and executive compensation, including $90,000 of compensation for our chief executive officer, were approximately $195,000, as compared with approximately $269,000 for the nine months ended November 30, 2012, a decrease of approximately$73,000, or 27.2%.

For the three and nine months ended November 30, 2012, we incurred interest expense of approximately $92,000.  We did not incur any interest expense for the three and nine months ended November 30, 2013.

The loss from operations of the entities spun off for the nine months ended November 30, 2012, which represents the net loss from our lighting solutions business, which was discontinued with the spinoff of our former subsidiaries, was $230,000, or $0.00 per share, all of which related to the three months ended May 31, 2012.   There was no loss for operations spun off for the three or nine months ended November 30, 2013 or the three months ended November 30, 2012.

As a result of the foregoing, our net loss for the three months ended November 30, 2013 was approximately $62,000, or $0.00 per share (basic and diluted), as compared with a loss of approximately $184,000, or $0.00 per share (basic and diluted), for the three months ended November 30, 2012.   For the nine months ended November 30, 2013, our net loss was approximately $196,000, or $0.00 per share (basic and diluted), as compared with a net loss of $580,000, or $0.00 per share (basic and diluted).  Because we incurred a loss, the basic and diluted loss per share is the same.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At November 30, 2013, we had a cash balance of approximately $61,000, representing the balance of the $300,000 proceeds from the sale of stock after giving effect to the payment of the loan from the chief executive officer of $125,100 and other operating expenses.  We had a working capital deficiency of $115,000 at November 30, 2013, as compared with a working capital deficiency of approximately $220,000 at February 28, 2013.

During the nine months ended November 30, 2013, we financed our operations principally through the loans from our chief executive officer and from the sale of common stock, the proceeds of which were used in part to pay the loan from the chief executive officer.

During the nine months ended November 30, 2013, we used approximately $120,000 in our continuing operations, which reflected our net loss of approximately $196,000, representing our general and administrative expenses and an approximately $76,000 decrease in current liabilities. Cash flow from financing activities was approximately $175,000, consisting of the $300,000 proceeds from the sale of stock, net of a payment of the loan to the chief executive officer of $125,100.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of November 30, 2013.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We anticipate that, with our proposed entry into a new business, we will seek to implement effective controls over financial reporting, although we recognize that, in view of the small number of employees, segregation of duties may be difficult.  As of the date of this report, we have one part-time employee.

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

CALA ENERGY CORP.

Date: January 17, 2014	/s/ Terry Butler
Terry Butler
Chief Executive and Financial Officer