Form 10-K
period 2014-02-28
CALA ENERGY CORP.
filed 2014-05-29
CIK 1407704

U. S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-148005

CALA ENERGY CORP.
 (Name of small business issuer as in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

777 South Post Oak Lane
One Riverway
Suite 1700, PMB#1554
Houston, TX 77056
 (Address of principal executive offices, Zip Code)

(281) 667-9360
 (Registrant’s telephone number, including area code)

Copies to:
Asher S. Levitsky PC
Ellenoff Grossman &Schole, LLP
1345 Avenue of the Americas, Suite 1100
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes  ☐ No

On August 31, 2013, the last day of our most recent second quarter, the aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, was approximately $935,000.

The number of shares of registrant’s common stock outstanding as of May 26, 2014 was 339,757,357

CALA ENERGY CORP.
ANNUAL REPORT ON FORM 10-K

i

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

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” and words of like import refer to Cala Energy Corp.

ii

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

On May 23, 2013, Mr. Butler sold to Jia Hang 146,265,531 shares of common stock and 5,000,000 shares of series A convertible preferred stock for a total consideration of $300. The preferred stock became convertible into 100,000,000 shares of common stock on May 30, 2013, upon the filing of an amendment to our articles of incorporation increasing our authorized common stock to 400,000,000 shares. Upon such conversion Mr. Hang owned 246,265,531 shares of common stock, representing 72.5% of the then outstanding common stock.

We initially planned to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7. We would seek to integrate hardware and software to provide a seamless solution. The 24/7 monitoring would be designed to help prevent crimes and property damage by the constant monitoring. Through February 28, 2014, we did not generate any revenue from this new proposed business, and we discontinued our efforts with respect to that business.

We are presently considering providing enhanced oil recovery services and supplying materials to existing operators of oil fields in Indonesia. We cannot assure you that we will be able to enter this business, which is subject to numerous regulations and licensing requirements. It will be necessary or us to hire qualified marketing and skilled technical personnel who are familiar with the Indonesian market and the oil recovery business. This industry is highly competitive, and there are companies engaged in this business that are well capitalized and have relationships with oil field owners. There are significant other risks involved in this business. During September 2013, our board of directors approved the creation of subsidiary under the laws of Republic of Indonesia in which we will have a 95% interest. As of May 27, 2014, the application is still being reviewed by the Indonesian government. We cannot assure you that we will be able to develop this business in the manner which we plan or that, if we develop this business, we will be able to generate revenue or profits from its operations. We are also considering other structures which will enable us to engage in this business in Indonesia and other potential business opportunities not related to the enhanced oil recovery business. We cannot assure you that we will be successful in identifying and entering any business.

As a result of the change in our business, at February 28, 2013, we became a shell corporation and the assets of the spun off subsidiaries were not included in assets, and, for the period ended February 28, 2013, the results of operations of the spun off entities through July 13, 2012 are reflected as a loss from operation of entities spun off.

Organization

We are a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  Our corporate name was changed to Xodtec Group USA, Inc. in June 2009,  Xodtec LED, Inc. in May 2010 and Cala Energy Corp. in September 2013

Our corporate offices are located at 777 South Post Oak Lane, One Riverway, Suite 1700, PMB #1554, Houston, TX 77056, telephone (281) 667-9360. We do not currently have a website.

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

We are not engaged in any business. Following the transfer of our former operating subsidiaries, we planned to develop a business providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24 hours a day, seven days a week. We were not able to develop that business and are currently looking for a new business which we can develop or acquire. We cannot assure you that we will be able to develop any business activities or that we will be able to operate any such business profitably.

We have no generated any revenue from operations, and our expenses are continuing.

Since we transferred our operating subsidiaries, we have not generated any revenues, and the only business activities were general and administrative expenses incurred in connection with our SEC filings and our efforts to investigate potential business activities in which we could be engaged. Thus, we incurred a loss from continuing operations of $443,000 for the year ended February 28, 2013. We are continuing to incur these expenses, with no assurance that we will conduct a business in the future.

Our auditors have issued a going concern qualification in their report on our financial statements.

At February 28, 2014, we were not engaged in any business activities. During the years ended February 28, 2014 and 2013, we did not generate any revenue and incurred a loss from operations and net loss of approximately $260,000 for the year ended February 28, 2014 and a loss from operations of approximately $350,000 and a net loss from continuing operations of approximately and $443,000 for the year ended February 28, 2013. We had a stockholders’ deficit of approximately $180,000 at February 28, 2014. In addition, we had a negative cash flow in operating activities of approximately $145,000 and $281,000 for the years ended February 28, 2014 and 2013, respectively. Our auditor’s report states that these matters raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to continue as a going concern.

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

As February 28, 2014, we had nominal cash and no other assets. Accordingly, we do not have the cash or funding availability to finance our business. If we are able to operate a new business, we will need to either raise funding simultaneously with the commencement of operations or operate a business that does not have significant cash requirements. If we make an acquisition, although we would seek to have the acquisition completed contemporaneously with a financing, we cannot assure you that we will be able to do so. Our inability to provide or obtain adequate funding for any business in which we may engage or which we may acquire will impair our ability to operate profitably. Further, if we are able to raise money in the equity market, our shareholders will be significantly diluted.

We are not limited in the nature of the business in which we may engage or the geographical location of that business.

We have neither cash nor funding resources. In seeking a business which we can operate or acquire, we are not limited in either the nature of our business or the geographical location in which the business is located. If our business is conducted primarily outside of the United States, it will be subject to laws and regulations which may be significantly different from those of the United States with which we may have difficulty complying, which may require us to incur significant compliance expenses or which may affect our ability to pay dividends. We cannot predict the effects of any such laws or regulations.

Because we do not know the nature of any business which we may enter or acquire, we cannot identify the risks associated with such business.

Because we are not engaged in any business at the present time and do not have any agreements with respect to any prospective business, we do not know the exact nature of the risks associated with any business in which we may engage.  We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer. Additionally, if we engage in a business or acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our executive officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or executive officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and executive officers under Federal securities laws.

Because our common stock is not registered pursuant to the Securities Exchange Act of 1934, you will not have the benefit of protections provided by that Act.

The Securities Exchange Act requires companies whose securities are registered under that Act to provide shareholders with a proxy statement or information statement in connection with actions taken by shareholders, requires officers, directors and 10% shareholders to pay to the issuer short-term profits and requires 5% stockholders to report their holding in a filing with the SEC.  Because we are not subject to the these requirements and because approximately 72.5% of our shares of common stock are owned by one shareholder, we are not required to provide our shareholders with any information on actions may be taken by shareholders, and our principal shareholder can take any action without providing information to the shareholders other than in an 8-K filing after such action is taken.  Further, any investors who hold restricted shares will not be able to sell shares under Rule 144 as long as we are a shell corporation.

Risks Related to our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTCQB under the symbol “OILL.” There is a limited trading market for our common stock and there is frequently no trading in our common stock, and, as of May 28, 2014, the last reported sale price was $0.03 per share, at which time the most recent sale was on May 21st. There are many days on which there is no trading in our stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Because our largest stockholder owns approximately 72.5% of our common stock, he can take actions requiring stockholder consent without the approval of other stockholders.

Our largest stockholder owns approximately 72.5% of our common stock.  Accordingly, he has the ability to elect all of our directors and to take any other action that requires stockholder approval without consulting other stockholders and without the participation of other stockholders.  As long as our common stock is not registered pursuant to the Securities Exchange Act, this stockholder can take action without notice to the other stockholders unless stockholder action is reported on a Form 8-K.

We do not intend to solicit stockholder approval for any business we may engage in or acquire.

If we enter a new business or acquire a business, the decision will be made by our directors.  We presently have one director, who would make the decision on this matter. If stockholder approval is required under Nevada law in connection with any transaction, such approval may be obtained by the written consent of our largest stockholder, who owns 72.5% of our outstanding common stock.

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

As of May 26, 2014, there has only been limited trading activity in our common stock. There can be no assurance that a market will ever develop in our common stock in the future. If a market does not develop then investors would be unable to sell any of our common stock likely resulting in a complete loss of any funds therein invested.

Should a market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

●	the market’s perception as to our ability to develop or acquire a business;

●	our ability or perceived ability to obtain necessary funding for operations;

●	if we do develop or acquire any business, such factors as:

●	acceptance of our products in the industry;

●	announcements of technological innovations or new products by us or our competitors;

●	the effect of any regulatory issues relating to the business;

●
if the business is conducted in a country outside of the United States, risks associated with that country, its currency, including currency regulations, its government’s policy toward United States entities operating in the country;

●	government regulatory action affecting our products or our competitors’ products in both the United States and foreign countries;

●	developments or disputes concerning patent or proprietary rights;

●	the effects of environmental conditions and regulations;

●	economic conditions in the United States or abroad;

●	actual or anticipated fluctuations in our operating results;

●	broad market fluctuations; and

●	changes in financial estimates by securities analysts.

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock trades on the OTCQB under the symbol OILL. The former symbol for our common stock was XODG. The stock has been quoted since April 2009. However, there were no reported trades until September 2009. The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during the years ending February 28, 2014 and 2013 These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2014		2013
Fiscal quarter	High	Low	High	Low
First quarter	$0.02	$0.01	$0.035	$0.013
Second quarter	0.01	0.01	0.03	0.005
Third Quarter	0.05	0.02	0.008	0.005
Fourth Quarter	0.08	0.01	0.01	0.001

As of May 28, 2014, the last reported bid price for our common stock was $0.03 per share.  At that date, the last reported sale was at $0.03 on May 21, 2014.

Shareholders

As of May 28, 2014, we had approximately 289 shareholders of record of our common stock.

Transfer Agent

The transfer agent for the common stock is Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701, telephone (727) 289-0010.

Dividend Policy

We have not paid dividends and we do not anticipate paying dividends in the near future.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of February 28, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	2,000,000
Equity compensation plan not approved by security holders	0	$0	0

The 2010 long-term incentive plan is the equity compensation plan that was approved by stockholders.

At February 28, 2013, we did not have any equity compensation plans that were not approved by stockholders.

Recent Sales of Unregistered Securities

None

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

On May 23, 2013, Mr. Butler sold to Jia Hang 146,265,531 shares of common stock and 5,000,000 shares of series A convertible preferred stock for a total consideration of $300. The preferred stock became convertible into 100,000,000 shares of common stock on May 30, 2013, upon the filing of an amendment to our articles of incorporation increasing our authorized common stock to 400,000,000 shares. Upon such conversion Mr. Hang owned 246,265,531 shares of common stock, representing 72.5% of the then outstanding common stock.

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

We are presently considering providing enhanced oil recovery services and supplying materials to existing operators of oil fields in Indonesia. We cannot assure you that we will be able to enter this business, which is subject to numerous regulations and licensing requirements. It will be necessary or us to hire qualified marketing and skilled technical personnel who are familiar with the Indonesian market and the oil recovery business. This industry is highly competitive, and there are companies engaged in this business that are well capitalized and have relationships with oil field owners. There are significant other risks involved in this business. During September 2013, our board of directors approved the creation of subsidiary under the laws of Republic of Indonesia in which we will have a 95% interest. As of May 27, 2014, the application is still being reviewed by the Indonesian government. We cannot assure you that we will be able to develop this business in the manner which we plan or that, if we develop this business, we will be able to generate revenue or profits from its operations. We are also considering other structures which will enable us to engage in this business in Indonesia and other potential business opportunities not related to the enhanced oil recovery business. We cannot assure you that we will be successful in identifying and entering any business.

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

Going Concern Qualification

The consolidated financial statements included in this Form 10-K have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At February 28, 2014, we were not engaged in any business activities. During the years ended February 28, 2014 and 2013, we did not generate any revenue, and we incurred a loss from operations and net loss of approximately $260,000 for the year ended February 28, 2014 and a loss from operations of approximately $350,000 and a net loss from continuing operations of approximately and $443,000 for the year ended February 28, 2013. We had a stockholders’ deficit of approximately $180,000 at February 28, 2014. In addition, we had a negative cash flow in operating activities of approximately $145,000 and $281,000 for the years ended February 28, 2014 and 2013, respectively. Our auditor’s report states that these matters raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to continue as a going concern.

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

RESULTS OF OPERATIONS

Years Ended February 28, 2014 and 2013

We had no revenue for the years ended February 28, 2014 (“fiscal 2014”) or 2013 (“fiscal 2013”). General and administrative expenses, which consisted primarily of professional fees and payroll, were $260,000 for fiscal 2014 and $351,000 for fiscal 2013, a decrease of approximately 26%. We incurred interest expense of $92,000 in for fiscal 2013, which represents a loss on extinguishment of debt. As a result, we incurred a loss of $260,000 for fiscal 2014 as compared with a loss from continuing operations of $443,000 for fiscal 2013.

 The loss from operations spun off in fiscal 2013, representing  the net loss from our lighting solutions business, which was discontinued with the spin off of our former subsidiaries, was $244,000, or $0.00 per share (basic and diluted).

As a result of the foregoing, our net loss for fiscal 2014 was $260,000, or $0.00 per share (basic and diluted),and our net loss for fiscal 2013 was $687,000, or $0.01 per share (basic and diluted).  Basic and diluted loss per share is the same since convertible securities are anti-dilutive.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At February 28, 2014, we had a cash balance of $36,000, representing the balance of cash received from the private placement of securities, and a working capital deficiency of approximately $180,000.

During fiscal 2014, we financed our operations principally through the sale of common stock, from which we received $300,000, of which $125,100 was used to pay loans to our chief executive officer and sole director.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2014.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of February 29, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of February 28, 2013, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff prior to the spin off of our former subsidiaries, (ii) our internal audit functions, and (iii) a lack of segregation of duties within accounting functions.  As of February 28, 2014, we had one employee, who was our chief executive and financial officer. As a result there was no segregation of duties.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended February 28, 2014 and 2013 by each person who served as chief executive officer and chief financial officer during the year ended February 28. 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Terry Butler, chief executive and financial officer (1)	2014	$0	0	0	0	0
	2013	0	0	0	0	0

Executive Employment Contracts

We have no employment agreements with any of our officers.

Equity Compensation Plan Information

Our board of directors and stockholders approved the 2010 long term incentive plan, which covers the issuance of 2,000,000 shares.  No shares have been issued under the plan and there are no outstanding options under the plan..

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information at to shares of common stock beneficially owned as of May 27, 2014:

●	each director and nominee for director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Terry Butler	0	0.0%
Jia Hang Room 4202, Sun Horizon Residential Tower 355 Ximinzhu Street Changchun City, Ji Lin Province, China 130061	246,265,531	72.5%
All officers and directors as a group	0	0.0%

None of the persons named in the table hold options or other rights to acquire common stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended February 28, 2013, we borrowed $125,100 from Mr. Butler for working capital.  This loan was repaid during the year ended February 28, 2014 from the proceeds of a private placement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

The following is a summary of the fees for professional services rendered by Simon & Edward, LLP for the years ended February 28, 2014 and  2013.

Fee Category	2014	2013
Audit fees	$39,000	$45,000
Audit-related fees	--	--
Tax fees	1,000	--
Other fees	--	--
Total Fees	$40,000	$45,000

Audit fees. Audit fees represent fees for professional services performed by Simon & Edward for the audit of our 2014 and 2013 annual financial statements.

Audit-related fees. We did not incur any other fees for services performed by and Simon & Edward.

Tax Fees. We incurred tax service fee in amount of $1,000 and $0 for the years ended February 28, 2014 and 2013, respectively.

Other fees. Simon & Edward did not receive any other fees during 2014 and 2013.

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

CALA ENERGY CORP.

Date: May 29, 2014	By:	/s/ Terry Butler
Terry Butler
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Terry Butler	Chief Executive and Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	May 29, 2014
Terry Butler

17700 Castleton Street, Suite 488 City of Industry, CA 91748, U.S.A. Tel: +1 626 854 6500 Fax: +1 626 854 6505

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cala Energy Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Cala Energy Corp. and subsidiary (the “Company”) as of February 28, 2014 and 2013, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended February 28, 2014. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cala Energy Corp. and subsidiary as of February 28, 2014 and 2013, and the results of its operations and its cash flows for the years ended February 28, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is not engaged in any business activities, has not generated any revenue from continuing operations during the past two fiscal years, has a stockholders’ deficiency of $179,793 and will additional financing if it is to engage in any business activities.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Simon & Edwards, LLP

City of Industry, California
May 20, 2014

CALA ENERGY CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	February 28
	2014	2013

ASSETS
Current assets
Cash	$35,607	$5,960
Total current assets	35,607	5,960

Total assets	$35,607	$5,960

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Loans from related parties	$-	$125,100
Other current liabilities	215,400	100,499
Total current liabilities	215,400	225,599

Total liabilities	215,400	225,599

Stockholders' deficit
Series A convertible preferred stock, par value $0.001 per share, 10,000,000 shares authorized; 0 and 5,000,000 shares issued and outstanding,	-	5,000
Common stock ( 400,000,000 and 225,000,000 authorized shares, par value $0.001 per share; 339,757,357 and 194,757,357 shares issued and outstanding)	339,757	194,757
Additional paid in capital	8,182,945	8,022,945
Accumulated deficit	(8,702,495)	(8,442,341)

Total stockholders' deficit	(179,793)	(219,639)
Total liabilities and stockholders' deficit	$35,607	$5,960

The accompanying notes are an integral part of the consolidated financial statements.

CALA ENERGY CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 28
	2014	2013

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Selling, general and administrative expenses	260,154	350,806

Loss from operations	(260,154)	(350,806)

Other expense
Interest expense	-	(91,945)
Total other expense	-	(91,945)

Loss from continuing operations before income taxes	-	(442,751)

Income taxes	-	-

Loss from continuing operations	-	(442,751)
Loss from the operation of the entities spun off	-	(243,788)
Net Loss	$(260,154)	$(686,539)

Net loss per share
Net loss per share from continuing operations	$(0.00)	$(0.00)
Net loss per share from entities spun off	$(0.00)	$(0.00)
Basic and Diluted loss per share*	$(0.00)	$(0.01)

Weighted average common shares outstanding
- Basic and Diluted	297,401,193	134,085,289

The accompanying notes are an integral part of the consolidated financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

CALA ENERGY CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional		Accumulated other comprehensive loss -
	Number of shares	Amount	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	translation adjustments	Total

Balance, February 29, 2012	-	-	81,771,107	$81,771	$6,227,924	$(7,755,802)	$(276,264)	$(1,722,371)
Spin off subsidiaries	-	-	-	-	969,117	-	276,264	1,245,381
Issuance preferred stock to cancel debt	5,000,000	$5,000	-	-	-	-	-	5,000
Issuance common stock to cancel debts	-	-	112,986,250	112,986	825,904	-	-	938,890
Net loss						(686,539)		(686,539)
Balance, February 28, 2013	5,000,000	5,000	194,757,357	194,757	8,022,945	(8,442,341)	-	(219,639)
Preferred stock converted into common stock	(5,000,000)	(5,000)	100,000,000	100,000	(95,000)	-	-	-
Issuance of common stock to private placement	-	-	45,000,000	45,000	255,000	-	-	300,000
Net loss						(260,154)	-	(260,154)
Balance, February 28, 2014	-	$-	339,757,357	$339,757	$8,182,945	$(8,702,495)	$-	$(179,793)

The accompanying notes are an integral part of the consolidated financial statements.

CALA ENERGY CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28
	2014	2013

Cash Flows from operating activities:
Net loss	$(260,154)	$(686,539)
Adjustments to reconcile net loss to net cash used in operating activities provided by (used in) operating activities:
Amortization of deferred assets	-	167,167
Loss on extinguishment of debt	-	91,945
Decrease (Increase) in liabilities:
Other current liabilities	114,901	86,458

Net cash used in operating activities from continuing operations	(145,253)	(340,969)
Net cash provided by operating activities of the entity spun off	-	59,932
Net cash used in operating activities	(145,253)	(281,037)

Cash flows from financing activities:
Proceeds (Repayment) from related parties	(125,100)	205,996
Proceeds from issuance of common stock	300,000	-
Net cash provided by financing activities from continuing operations	174,900	205,996
Net cash provided by financing activities of the entity spun off	-	81,001
Net cash provided by financing activities	174,900	286,997

Net increase in cash and cash equivalents	29,647	5,960
Cash, beginning of the year	5,960	-

Cash, end of the year	$35,607	$5,960

Supplemental disclosures of cash flow information:
Interest paid	$-	$3,193
Income taxes paid	$-	$2,549

Non-cash financing activities
Issuances of preferred and common stock in exchange for release of loans from related parties and other current liabilities	$-	$851,945
Issuances of common stock due to conversion of preferred stock	$5,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

CALA ENERGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014 and 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cala Energy Corp. (the “Company”) is a Nevada corporation incorporated on November 29, 2006 under the name Sparking Events, Inc.  The Company’s corporate name was changed to Xodtec Group USA, Inc. in June 2009, Xodtec LED, Inc. in May 2010 and Cala Energy Corp. in September 2013.

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

On July 13, 2012, pursuant to agreements dated June 5, 2012 and July 13, 2012, the Company sold to Hui-Yun Lo, who was then a director, all of the Company’s equity interest in Xodtec, Targetek and UP and its 35% interest in Radiant Sun in exchange for the cancellation by Ms. Lo of notes payable to Ms. Lo in the total principal amount of $100,000. As a result of these transactions, the Company had spun off the wholly-owned subsidiaries.

At February 28, 2013, the assets and liabilities of the spun off subsidiaries were not included in assets or liabilities of the Company and the results of operations of the spun off entities through July 13, 2012 are reflected as a net loss from spun off entities.

On July 10, 2013, Cala Energy International Corp., a wholly owned subsidiary of Cala Energy Corp., was organized on July 10, 2013 under the laws of the Nevada.

During September 2013, the Company approved on creating an Indonesian subsidiary under the laws of Republic of Indonesia in which the Company will have a 95% interest. As of February 28, 2014, the application is still being reviewed by the Indonesian government.

The  consolidated  financial  statements  include  the  accounts  of  Cala Energy Corp. and  its  wholly owned subsidiary, Cala Energy International Corp. (collectively referred as “the Company").   As of February 28, 2014, the Company has no material operating activities.

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

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred. The Company did not incur any advertising and promotion costs for the years ended February 28, 2014 and 2013.

CALA ENERGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014 and 2013

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended February 28, 2014 and 2013, the Company did not engage in any business activities or generate any revenue, and the Company incurred a loss from operations and net loss of approximately $260,000 for the year ended February 28, 2014 and a loss from operations of approximately $350,000 and a net loss from continuing operations of approximately and $443,000 for the year ended February 28, 2013.  The Company has a stockholders’ deficit of approximately $180,000 at February 28, 2014 and $219,639 at February 28, 2013.  In addition, the Company had a negative cash flow in operating activities of approximately $145,000 and $281,000 for the years ended February 28, 2014 and 2013, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company may seek funding through additional issuance of common stock and/or borrowings from financial institutions; however, market conditions, together with the absence of an active trading market in the Company’s common stock and the trading price of the common stock make it difficult for the Company to raise cash from the sale of equity and the Company’s financial condition make it extremely difficult to borrow funds. The Company is actively evaluating potential business opportunities and does not anticipate that it will be able to raise any significant funding except in connection with a potential new business activities. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

CALA ENERGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014 and 2013

NOTE 5 – RELATED PARTY TRANSACTIONS

	February 28, 2014	February 28, 2013
Non-interest bearing and payable on demand to chief executive officer of the Company	$-	$125,100
Total	$-	$125,100

NOTE 6 – CAPITAL STOCK

On September 14, 2012, the Company issued 104,829,750 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which is designated as the Series A Convertible Preferred Stock, to the Company’s chief executive officer and sole director in consideration of the cancellation of debt due to him in the amount of $819,319. Under ASC 470-50, the Company recognized a loss on extinguishment of the debt in the amount of $59,319 which is recorded as interest expense.

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

On September 25, 2012, the Company filed a certificate of designation setting forth the rights, preferences and privileges of a new series of preferred stock designated as the series A convertible preferred stock. Each share of series A preferred stock is convertible into 20 shares of common stock. However, the series A preferred stock should not be convertible into common stock until such date as the Company increase the number of authorized shares of common stock, either by an increase in the authorized common stock or a reverse split or combination of shares such that there are a number of authorized shares of common stock that are available, free from preemptive rights, equal to the maximum number of shares of common stock issuable upon conversion of the number of authorized shares of series A preferred stock.

On May 30, 2013, the Company amended its articles of incorporation to increase the authorized common stock from 225,000,000 shares to 400,000,000 shares.  The par value of $0.001 per share remained unchanged.

During May 2013, the Company sold 40,000,000 shares of its common stock at its fair value $0.005 per share to investors, for which it received a total of $200,000.

In June 2013, the 5,000,000 shares of series A convertible preferred stock were converted into 100,000,000 shares of common stock.

During October and November 2013, the Company sold 5,000,000 shares of its common stock at its fair value $0.02 per share to investors, for which it received a total of $100,000.

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

NOTE 8 – SPIN-OFF OF SUBSIDIARY TRANSACTION

On July 13, 2012, pursuant to agreements dated June 5, 2012 and July 13, 2012, the Company entered into agreement with Ms. Lo, who was then a director, pursuant to which all equity interest in its subsidiaries and its 35% interest in Radiant Sun were transferred to Ms. Lo for the cancellation of notes payable to Ms. Lo in the total principal amount of $100,000. As a result of these transactions, the Company had spun off wholly-owned subsidiaries as of February 28, 2013 and for period July 13, 2012 to February 28, 2013.

CALA ENERGY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014 and 2013

NOTE 8 – SPIN-OFF OF SUBSIDIARY TRANSACTION (Continued)

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

The components of loss from operations of the entities spun off for the year ended February 28, 2013 are shown below:

SPUN OFF SUBSIDIARIES OF CALA ENERGY CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
Year Ended February 28, 2013

Revenue	$38,673
Cost of Revenue	18,131
Gross profit	20,542
Selling, general and administrative expenses	261,439
Net operating loss	(240,807)
Other income (expense)
Interest expense	(3,192)
Gain on currency exchange	211
Total other income (expense)	(2,981)
Net loss before income taxes	(243,788)
Income tax	0
Net loss from spun off subsidiaries	(243,788)