Form 10-Q
period 2014-05-31
CALA ENERGY CORP.
filed 2014-07-09
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

CALA ENERGY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of July 7, 2014: 339,757,357

CALA ENERGY CORP.
Form 10-Q
For the Quarter Ended May 31, 2014

TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of May 31, 2014 (unaudited) and February 28, 2013	2
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended May 31, 2014 and 2013	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended May 31, 2014 and 2013	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	8
Item 4.	Controls and Procedures.	8

	PART II - OTHER INFORMATION
Item 6.	Exhibits.	9

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended February 28, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

CALA ENERGY CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2014	February 28, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$18,825	$35,607

Total current assets	18,825	35,607

Total assets	$18,825	$35,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other current liabilities	$246,850	$215,400
Total current liabilities	246,850	215,400

Total liabilities	246,850	215,400

Stockholders' deficit
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; 0 share issued and outstanding,	-	-
Common stock ( 400,000,000 authorized shares, par value $0.001 per share; 339,757,357 shares issued and outstanding)	339,757	339,757
Additional paid in capital	8,182,945	8,182,945
Accumulated deficit	(8,750,727)	(8,702,495)

Total stockholders' deficit	(228,025)	(179,793)
Total liabilities and stockholders' deficit	$18,825	$35,607

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CALA ENERGY CORP. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS

	Three months ended May 31,
	2014	2013

Revenue	$-	$-

Selling, general and administrative expenses	48,232	86,237

Loss from operations	(48,232)	(86,237)

Income taxes	-	-

Net Loss	$(48,232)	$(86,237)

Comprehensive loss	$(48,232)	$(86,237)

Net loss per share
Net loss per share from continuing operations	$(0.00)	$(0.00)
Basic and Diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	339,757,357	194,757,357

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CALA ENERGY CORP. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2014	2013

Cash Flows from operating activities:
Net loss	$(48,232)	$(86,237)
Decrease in liabilities:
Other current liabilities	31,450	17,001

Net cash used in operating activities	(16,782)	(69,236)

Cash flows from financing activities:
Repayment of related parties	-	(125,100)
Proceeds from issuance of common stock	-	200,000
Net cash provided by financing activities	-	74,900

Net increase in cash and cash equivalents	(16,782)	5,664
Cash, beginning of the period	35,607	5,960

Cash, end of the period	$18,825	$11,624

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CALA ENERGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cala Energy Corp. (the “Company”) is a Nevada corporation incorporated on November 29, 2006 under the name Sparking Events, Inc.  The Company’s corporate name was changed to Xodtec Group USA, Inc. in June 2009,  Xodtec LED, Inc. in May 2010 and Cala Energy Corp. in September 2013.

On July 10, 2013, Cala Energy International Corp., a wholly-owned subsidiary of Cala Energy Corp., was organized under the laws of the Nevada.

During September 2013, the Company approved the creation of a subsidiary under the laws of Republic of Indonesia in which the Company would have a 95% interest. As of May 31, 2014, the application is still being reviewed by the Indonesian government.

The consolidated financial statements include the accounts of Cala Energy Corp. and its wholly owned subsidiary, Cala Energy International Corp. (collectively referred as the “Company,” unless the context indicates otherwise). As of May 31, 2014, the Company has no material operating activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidation financial statements and notes thereto for the fiscal year ended February 28, 2014 included in the Company’s Form 10-K. In the opinion of management, the interim financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements, during the three months ended May 31, 2014, the Company generated no revenue, incurred an operating loss and a net loss of approximately $48,000. The Company had a negative cash flow in operating activities amounting approximately $17,000 in the three months ended May 31, 2014, and as of May 31, 2014, the Company’s accumulated deficit was approximately $8,750,000, substantially all of which was generated by operations which have been spun off. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CALA ENERGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities.  Because the Company incurred losses for the three months ended May 31, 2014 and 2013, the number of basic and diluted shares of common stock is the same.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 4 – INCOME TAXES

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

Following the sale of our subsidiaries in the lighting solutions business, we were not engaged in any business activity.  We had initially planned to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7.  Through February 28, 2013, we did not generate any revenue from this new proposed business, and we discontinued our efforts with respect to that business.

Subsequent to February we planned to provide enhanced oil recovery services and supplying materials to existing operators of oil fields in Indonesia.  We cannot assure you that we will be able to enter this business, which is subject to numerous regulations and licensing requirements.  It will be necessary for us to hire qualified marketing and skilled technical personnel who are familiar with the Indonesian market and the oil recovery business.  This industry is highly competitive, and there are companies engaged in this business that are well capitalized and have relationships with oil field owners.  There are significant other risks involved in this business.  During September 2013, our board of directors approved the creation of subsidiary under the laws of Republic of Indonesia in which we will have a 95% interest. As of July 7, 2014, the application is still being reviewed by the Indonesian government.  We cannot assure you that we will be able to develop this business in the manner which we plan or that, if we develop this business, we will be able to generate revenue or profits from its operations.  We are also evaluating other potential business activities.

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

RESULTS OF OPERATIONS

Three months Ended May 31, 2014 and 2013

We had no revenue for the three months ended May 31, 2014 or 2013.  General and administrative expenses, which consisted primarily of professional fees and executive compensation, were approximately $48,000, for the quarter ended May 31, 2014, as compared with approximately $86,000 for the quarter ended May 31, 2013, a decrease of $38,000 or approximately 44.1%.  Executive compensation was $30,000 for each of the quarters ended May 31, 2014 and 2013.

As a result of the foregoing, our net loss for the three months ended May 31, 2014 was approximately $48,000, or $0.00 per share (basic and diluted), as compared with a loss of approximately $86,000, or $0.00 per share (basic and diluted), for the three months ended May 31, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At May 31, 2014, we had a cash balance of approximately $18,000, representing the balance of the $300,000 proceeds from the sale of stock during the year ended February 28, 2014 after giving effect to the payment of a loan from the chief executive officer of $125,100 and other operating expenses.  We had a working capital deficiency of $228,000 at May 31, 2014, as compared with a working capital deficiency of approximately $180,000 at February 28, 2014.

During the three months ended May 31, 2014, we used approximately $17,000 in our operations, which reflected our net loss of approximately $48,000, representing our general and administrative expenses, and an approximately $31,000 decrease in current liabilities. There was no cash flow from financing activities during the quarter ended May 31, 2014.

For the three months ended May 31, 2013, we used approximately $69,000 in our operations, which reflected our net loss of approximately $86,000, representing our general and administrative expenses, and an approximately $17,000 decrease in current liabilities. Cash flow from financing activities was approximately $75,000, consisting of $200,000 proceeds from the sale of stock, net of a payment of the loan to the chief executive officer of $125,100.

We believe that, if we engage in any significant business activities, we will require significant financing for our operations.  Because of the absence of both operating activities and an actively traded stock, we may have difficulty raising additional funds through the sale of our equity or debt securities.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of May 31, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We anticipate that, with our proposed entry into a new business, we will seek to implement effective controls over financial reporting, although we recognize that, in view of the small number of employees, segregation of duties may be difficult.  As of the date of this report, we have one part-time employee.

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

CALA ENERGY CORP.

Date: July 9, 2014	/s/ Terry Butler
Terry Butler
Chief Executive and Financial Officer