Form 10-Q
period 2014-08-31
CALA ENERGY CORP.
filed 2014-10-09
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2014

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

CALA ENERGY CORP.

Form 10-Q

For the Quarter Ended August 31, 2014

TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Balance Sheets as of August 31, 2014 (unaudited) and February 28, 2013	2
	Unaudited Condensed Statements of Operations and Other Comprehensive Loss for the six and three months ended August 31, 2014 and 2013	3
	Unaudited Condensed Statements of Cash Flows for the six months ended August 31, 2014 and 2013	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	8
Item 4.	Controls and Procedures.	8

PART II - OTHER INFORMATION
Item 6.	Exhibits.	9

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

CALA ENERGY CORP.

CONDENSED BALANCE SHEETS

	August 31, 2014	February 28, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$3,287	$35,607

Total current assets	3,287	35,607

Total assets	$3,287	$35,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other current liabilities	$270,100	$215,400
Total current liabilities	270,100	215,400

Total liabilities	270,100	215,400

Stockholders' deficit
Series A convertible preferred stock, par value $0.001 per share, 10,000,000 shares authorized; 0 share issued and outstanding,	-	-
Common stock ( 400,000,000 authorized shares, par value $0.001 per share; 339,757,357 shares issued and outstanding)	339,757	339,757
Additional paid in capital	8,182,945	8,182,945
Accumulated deficit	(8,789,515)	(8,702,495)

Total stockholders' deficit	(266,813)	(179,793)
Total liabilities and stockholders' deficit	$3,287	$35,607

The accompanying notes are an integral part of the unaudited condensed financial statements.

CALA ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

	Six months ended August 31,		Three months ended August 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Selling, general and administrative expenses	87,020	134,076	38,788	47,839

Loss from operations	(87,020)	(134,076)	(38,788)	(47,839)

Net Loss	$(87,020)	$(134,076)	$(38,788)	$(47,839)

Comprehensive loss	$(87,020)	$(134,076)	$(38,788)	$(47,839)

Net loss per share
Net loss per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	339,757,357	257,148,661	339,757,357	319,539,966

The accompanying notes are an integral part of the unaudited condensed financial statements.

CALA ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2014	2013

Cash Flows from operating activities:
Net loss	$(87,020)	$(134,076)
Increase in liabilities:
Other current liabilities	54,700	57,460

Net cash used in operating activities	(32,320)	(76,616)

Cash flows from financing activities:
Repayment of related parties	-	(125,100)
Proceeds from issuance of common stock	-	200,000
Net cash provided by financing activities	-	74,900

Net decrease in cash and cash equivalents	(32,320)	(1,716)
Cash, beginning of the period	35,607	5,960

Cash, end of the period	$3,287	$4,244

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures of cash flow for non-cash transaction:
Issuances of common stock upon conversion of preferred stock	$-	$100,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CALA ENERGY CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cala Energy Corp. (the “Company”) is a Nevada corporation incorporated on November 29, 2006 under the name Sparking Events, Inc.  The Company has experienced several corporate name changes: Xodtec Group USA, Inc. in June 2009, Xodtec LED, Inc. in May 2010 and Cala Energy Corp. in September 2013.

On July 10, 2013, the Company formed Cala Energy International Corp. (the “Subsidiary”), a wholly-owned subsidiary, under the laws of the Nevada. The Subsidiary’s charter has been revoked.

During September 2013, the Company approved on creating an Indonesian subsidiary under the laws of Republic of Indonesia in which the Company will have a 95% interest. As of August 31, 2014, the Company had abandoned the application submitted to Indonesian government due to inactivity and unusual length in application process time.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these iterim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 28, 2014 included in the Company’s Form 10-K. In the opinion of management, the interim financial statements included herein contain all adjustments, including normal recurring adjustments considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed financial statements, during the six months ended August 31, 2014, the Company generated no revenue and incurred an operating loss and a net loss of approximately 87,000. The Company had a negative cash flow in operating activities amounted to approximately $32,000 for the six months ended August 31, 2014, and as of August 31, 2014, the Company’s accumulated deficit was approximately $8,790,000, substantially all of which was generated by operations which were spun off. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Segment Information

ASC 280 requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the six months ended August 31, 2014, the number of basic and diluted shares of common stock is the same.

CALA ENERGY CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

Subsequent to February 2013, we planned to provide enhanced oil recovery services and supplying materials to existing operators of oil fields in Indonesia. In this connection, we approved creating an Indonesian subsidiary under the laws of Republic of Indonesia in which we would have a 95% interest. As of August 31, 2014, we abandoned the application submitted to Indonesian government, and we are evaluating potent business opportunities. We cannot assure you that we will be able to engage in any business activities or that any business activities in which we may engage will be profitable.

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

RESULTS OF OPERATIONS

Three and six months Ended August 31, 2014 and 2013

We had no revenue for the three or six months ended August 31, 2014 and 2013. General and administrative expenses, which consisted primarily of professional fees and executive compensation, were approximately $39,000, for the quarter ended August 31, 2014, as compared with approximately $48,000 for the quarter ended August 31, 2013, a decrease of approximately $9,000 or approximately 18.9%%. General and administrative expenses, which consisted primarily of professional fees and executive compensation, were approximately $87,000, for the six months ended August 31, 2014, as compared with approximately $134,000 for the six months ended August 31, 2013, a decrease of approximately $47,000 or approximately 35.1% primarily because of higher professional fees during the six months ended August 31, 2013. Executive compensation was $30,000 for each of the quarters ended August 31, 2014 and 2013 and $60,000 for the six months ended August 31, 2014 and 2013.

As a result of the foregoing, our net loss for the three months ended August 31, 2014 was approximately $39,000, or $0.00 per share (basic and diluted), as compared with a loss of approximately $48,000, or $0.00 per share (basic and diluted), for the three months ended August 31, 2013. Our net loss for the six months ended August 31, 2014 was approximately $87,000, or $0.00 per share (basic and diluted), as compared with a loss of approximately $134,000, or $0.00 per share (basic and diluted), for the six months ended August 31, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At August 31, 2014, we had a cash balance of approximately $3,000, representing the balance of the $300,000 proceeds from the sale of stock during the year ended February 28, 2014 after giving effect to the payment of a loan from the chief executive officer of $125,100 and other operating expenses. We had a working capital deficiency of $267,000 at August 31, 2014, as compared with a working capital deficiency of approximately $180,000 at February 28, 2014.

During the six months ended August 31, 2014, we used approximately $32,000 in our operations, which reflected our net loss of approximately $87,000, representing our general and administrative expenses, and an approximately $55,000 decrease in current liabilities. There was no cash flow from financing activities during the six months ended August 31, 2014.

For the six months ended August 31, 2013, we used approximately $77,000 in our operations, which reflected our net loss of approximately $134,000, representing our general and administrative expenses, and an approximately $57,000 decrease in current liabilities. Cash flow from financing activities was approximately $75,000, consisting of $200,000 proceeds from the sale of stock, net of a payment of the loan to the chief executive officer of $125,100.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of August 31, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We anticipate that, with our proposed entry into a new business, we will seek to implement effective controls over financial reporting, although we recognize that, in view of the small number of employees, segregation of duties may be difficult. As of the date of this report, we have one part-time employee.

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

CALA ENERGY CORP.

Date: October 9, 2014	/s/ Terry Butler
Terry Butler
Chief Executive and Financial Officer

