Form 10-Q
period 2014-11-30
CALA ENERGY CORP.
filed 2015-01-14
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER: 333-148005

CALA ENERGY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 South Post Oak Lane
One Riverway
Suite 1700, PMB #1554
Houston, TX 77056
 (Address of principal executive offices, Zip Code)

(281) 667-9360
 (Registrant's telephone number, including area code)

Copies to:

Mark Crone, Esq.
CKR Law LLP
1330 Avenue of the Americas
New York, New York 10019
(p) 212.400.6900
(f) 212.400.6901

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒      No ☐

The number of shares of registrant's common stock outstanding, as of  November 30, 2014: 339,757,357

CALA ENERGY CORP.
Form 10-Q
For the Quarter Ended November 30, 2014

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our report on Form 10-K for the year ended February 28, 2014, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CALA ENERGY CORP.

CONDENSED BALANCE SHEETS

	November 30,	February 28,
	2014	2014
	(Unaudited)
ASSETS
Current assets
Cash	$1,810	$35,607

Total Assets	$1,810	$35,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other current liabilities	$8,100	$215,400

Total liabilities	8,100	215,400

Stockholder's deficit
Common stock, par value $.0001 per share, 400,000,000 shares authorized at November 30,2014
and February 28, 2014, and 339,757,357 shares issued and outstanding.	339,757	339,757
Additional paid in capital	8,452,945	8,182,945
Accumulated deficit	(8,798,992)	(8,702,495)

Total stockholders' deficit	(6,290)	(179,793)
Total liabilities and stockholders' deficit	$1,810	$35,607

The accompanying notes are an integral part of the unaudited condensed financial statements.

CALA ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended		Three months ended
	November 30,		November 30,
	2014	2013	2014	2013

Selling, general and administrative expenses	$(96,497)	$(195,726)	$(9,477)	$(61,650)

Net Loss	$(96,497)	$(195,726)	$(9,477)	$(61,650)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	339,757,357	339,757,357	339,757,357	339,757,357

The accompanying notes are an integral part of the unaudited condensed financial statements.

CALA ENERGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended
	November 30,

	2014	2013

Cash Flows from operating activities:
Net (loss)	$(96,497)	$(195,726)
Adjustments to reconcile net loss to net cash used in operating activities provided by (used in)
operating activities:
Increase/(decrease) in liabilities:
Other current liabilities	62,700	76,052

Net cash from/(used) in operating activities	(33,797)	(119,674)

Cash flows from financing activities:

Proceeds (Repayment) from related parties	-	(125,100)
Proceeds from issuance of common stock	-	300,000
Net cash provided by financing activities	-	174,900

Net increase (decrease) in cash and cash equivalents	(33,797)	55,226
Cash, beginning of the period	35,607	5,960

Cash, end of the period	$1,810	$61,186

Supplemental disclosures of cash flow for non-cash transaction:
Issuances of common stock due to conversion of preferred stock		$5,000
Contribution to capital of accrued salary by a related party	$270,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CALA ENERGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cala Energy Corp. (the "Company") is a Nevada corporation incorporated on November 29, 2006 under the name Sparking Events, Inc.  The Company has experienced several corporate name changes: Xodtec Group USA, Inc. in June 2009, Xodtec LED, Inc. in May 2010 and Cala Energy Corp. in September 2013.

On July 10, 2013, the Company formed Cala Energy International Corp. (the Subsidiary), a wholly-owned subsidiary, under the laws of the Nevada.  The Subsidiary's charter has been revoked and the entity was never funded.

During September 2013, the Company approved creating an Indonesian subsidiary under the laws of the Republic of Indonesia in which the Company will have a 95% interest. As of August 31, 2014, the Company had abandoned the application submitted to the Indonesian government due to inactivity and unusual length in application process time.

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 28, 2014 included in the Company's Form 10-K. In the opinion of management, the interim financial statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed financial statements, during the nine months ended November 30, 2014, the Company generated no revenue, incurred an operating loss and a net loss of approximately $96,497and had a negative  cash flow in operating activities amounting to approximately $33,797.  As of November 30, 2014, the Company's accumulated deficit was approximately ($8,798,992), substantially all of which was generated by operations which have been sold off. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – CONTRIBUTION TO CAPITAL BY RELATED PARTY

During the quarter our chief executive officer decided to forgive the accumulated salary that had not been paid to him.  This accumulated salary totaled $270,000 and the forgiveness of this amount is treated as a contribution to capital for the company as of November 30, 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see "Forward Looking Statements."

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

Subsequent to February we planned to provide enhanced oil recovery services and supplying materials to existing operators of oil fields in Indonesia.  In this connection, we approved creating an Indonesian subsidiary under the laws of Republic of Indonesia in which we would have a 95% interest.  As of August 31, 2014, we abandoned the application submitted to Indonesia government, and we are evaluating other  potential business opportunities.  We cannot assure you that we will be able to engage in any business activities or that any business activities in which we may engage will be profitable.

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

RESULTS OF OPERATIONS

Three and Nine months Ended November 30, 2014 and 2013

We had no revenue for the three and nine months ended November 30, 2014 or 2013.  General and administrative expenses, which consisted primarily of professional fees and executive compensation, were approximately $9,477, for the quarter ended November 30, 2014, as compared with approximately $61,650 for the quarter ended November 30, 2013, a decrease of $52,173 or approximately 85%.  Executive compensation was $0 for the quarter ended November 30, 2014 and $30,000 for the quarter ended November 30, 2013.  For the nine months ended November 30,2014, general and administrative expenses, which consisted primarily of professional fees and executive compensation, including $60,000 of compensation for our chief executive officer, were approximately $96,497, as compared with approximately $195,000 for the nine months ended November 30, 2013, a decrease of approximately $98,500, or 51%.

As a result of the foregoing, our net loss for the three months ended November 30, 2014 was approximately $9,477, or $0.00 per share, as compared with a loss of approximately $62,000, or $0.00 per share, for the three months ended November 30, 2013. For the nine months ended November 30, 2014, our net loss was approximately $96,497, or $0.00 per share, as compared with a net loss of approximately $196,000, or $0.00 per share.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At November 30, 2014, we had a cash balance of approximately $1,810.  We had a working capital deficiency of $6,290 at November 30, 2014, as compared with a working capital deficiency of approximately $180,000 at February 28, 2014.

During the nine months ended November 30, 2014, we used approximately $33,797 in our operations, which reflected our net loss of approximately $96,497, representing our general and administrative expenses, and an approximately $62,700 change in current liabilities. This decrease in current liabilities was due to a forgiveness of $270,000 related to executive compensation that the company and the executive agreed to reverse and is no longer a liability of the company and treated as a contribution to capital instead.

For the nine months ended November 30, 2013, we used approximately $120,000 in our operations, which reflected our net loss of approximately $196,000, representing our general and administrative expenses, and an approximately $76,000 decrease in current liabilities. Cash flow from financing activities was approximately $175,000, consisting of $300,000 proceeds from the sale of stock, net of a payment of the loan to the chief executive officer of $125,100.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described in our report on Form 10-K for the year ended February 28, 2014.  Our disclosure controls and procedures were not effective as of November 30, 2014.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We anticipate that, with our proposed entry into a new business, we will seek to implement effective controls over financial reporting, although we recognize that, in view of the small number of employees, segregation of duties may be difficult.  As of the date of this report, we have one part-time employee.

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

CALA ENERGY CORP.

Date: January 14, 2015	/s/ Terry Butler
Terry Butler
Chief Executive and Financial Officer