Form 10-Q
period 2015-03-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2015-05-20
CIK 1407704

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-148005

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
 (Exact name of Registrant as specified in its charter)

NEVADA 20-8009362 (State or other jurisdiction of (I.R.S. Employer incorporation of organization) Identification No.)

6955 North Durango Drive
Suite 1115-129
Las Vegas, NV 89149
 (Address of principal executive offices)

(702) 527-2942
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  19,674,804 shares of common stock are issued and outstanding as of May 15, 2015.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
FORM 10-Q
March 31, 2015

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our report on Form 8-K which was filed with the SEC on April 7, 2015 (the "Super 8-K"), in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

INTRODUCTORY STATEMENT

On March 31, 2015, we completed the acquisition of Lingerie Fighting Championships, Inc. ("LFC") in a transaction which is accounted for as a reverse acquisition.  As a result of the reverse acquisition, we ceased to be a shell company and our business became the business of LFC, and our historical financial statements will be the financial statements of LFC, to the extent that such financial statements relate to periods prior to the completion of the reverse acquisition transaction.  In connection with the reverse acquisition, we changed our fiscal year to the calendar year.  Since LFC was formed in July 2014, we do not show results of operations or cash flows for any periods prior to LFC's organization in July 2014.  On April 1, 2015, LFC was merged into us.

Unless the context indicates otherwise, as used in this Form 10-Q, references to "we," "us," "our" and similar words refer to Lingerie Fighting Championships, Inc., and references to LFC relate to Lingerie Fighting Championships, Inc. prior to the completion of the reverse acquisition.

PART 1 - FINANCIAL INFORMATION

Item 1.                                        Financial Statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$6,816	$3,580
Subscription receivable	200,000	-

Total current assets	$206,816	$3,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$17,500	$881
Loan Payable	12,000
Loan Payable- related party	24,215	-
Total current liabilities	53,715	881

Stockholders' equity (deficit)
Preferred stock, par value $0.001 10,000,000 shares authorized, and none shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 400,000,000 shares authorized, 19,674,804 and 11,500,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,967	1,150
Additional paid in capital	170,226	65
Accumulated earnings (deficit)	(19,092)	1,484
Total stockholders' equity (deficit)	153,101	2,699
Total liabilities and stockholders' equity (deficit)	$206,816	$3,580

See summary of accounting policies and notes to unaudited consolidated financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three months
March 31,
2015

Operating expenses
General and administrative expenses	$15,326
Total operating expense	15,326

Other income (expense)
Interest expense	(5,250)
Total other income (expense)	(5,250)

Net loss	$(20,576)

Basic and diluted net loss per share	$(0.00)
Basic and diluted Weighted average number of common shares outstanding	11,500,000

See summary of accounting policies and notes to unaudited consolidated financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Three months
ended
March 31,
2015

Cash Flows from operating activities:
Net loss	$(20,576)
Adjustments to reconcile net loss to net cash used in operating activities :
Amortization of beneficial conversion feature	5,250
Changes in operating assets and liabilities:
Accounts payable and accrued expense	10,734
Net cash used in operating activities	(4,592)

Cash flows from investing activities:

Cash receipt from reverse merger	2,578
Net cash provided by financing activities	2,578

Cash flows from financing activities:

Proceeds from related party convertible debt	3,850
Proceeds from convertible debt	1,400
Net cash provided by financing activities	5,250

Net increase in cash	3,236
Cash, beginning of the period	3,580
Cash, end of the period	$6,816

Supplementary information
Cash paid during the period for:
Interest	$-
Income taxes	$337

Non cash investment and financing activities:
Net liabilties assumed in the reverse merger	$39,522
Subscription receivable	$200,000
Common shares issued for conversion debt	$5,250

See summary of accounting policies and notes to unaudited consolidated financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

(a)            Organization

Lingerie Fighting Championships, Inc. (the "Company") is a Nevada corporation incorporated on November 29, 2006 under the name Sparking Events, Inc.  The Company's corporate name was changed to Xodtec Group USA, Inc. in June 2009, Xodtec LED, Inc. in May 2010, Cala Energy Corp. in September 2013 and Lingerie Fighting Championships, Inc. on April 1, 2015.

The Company is a development-stage media company, which is in the process of developing and implementing a program of original entertainment for mature audiences which it plans to make available predominantly through live entertainment events, as well as through digital home video, broadcast television networks, video-on-demand and digital media channels.  Prior to the reverse acquisition transaction described below, the Company was a shell corporation, and had been a shell corporation since February 28, 2013.

References to LFC relate to Lingerie Fighting Championships, Inc. as it existed prior to the reverse acquisition transaction.  As a result of the reverse acquisition transactions, on March 31, 2015, LFC became a wholly-owned subsidiary of the Company, and on April 1, 2015, pursuant to an agreement of merger between the Company and LFC, LFC was merged into the Company and the Company's corporate name was changed to Lingerie Fighting Championships, Inc.

On March 31, 2015, the Company, pursuant to share exchange agreement (the "Share Exchange Agreement"), among the Company, LFC, and the holders of all of the outstanding common stock and convertible notes of LFC exchanged their common stock and convertible notes of LFC for a total of 16,750,000 shares of common stock, which represented 85.1% of the Company's common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph.  The issuance of the 16,750,000 shares of common stock to the former holders of LFC's common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction.  The sole director and chief executive officer of LFC became a director and the chief executive officer of the Company.  As a result of the reverse acquisition, the Company's business has become the business of LFC.

On March 31, 2015, contemporaneously with the closing pursuant to the Share Exchange Agreement, the Company issued 2,500,000 shares of common stock for a purchase price of $0.08 per share, for a total of $200,000.  The proceeds from the private placement were held in escrow on March 31, 2015, and were paid to the Company on April 2, 2015.  Accordingly, on March 31, 2015, the proceeds from the private placement are reflected as a subscription receivable.  None of the purchasers in the private placement are affiliates of the Company.

Under generally accepted accounting principles, the acquisition by the Company of LFC is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by LFC of the Company, then known as Cala Energy Corp., with the issuance of stock by LFC for the net monetary assets of the Company.  The assets and liabilities assumed were $2,578 and $42,100, respectively.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, LFC.  As a result, the comparable financial statements for prior period will be the financial statements of LFC.   The accompanying financial statements reflect the recapitalization of the stockholders' equity as if the reverse acquisition transactions occurred as of the beginning of the first period presented.  Thus, the 11,500,000 shares of common stock issued to the former LFC stockholders are deemed to be outstanding for all periods reported from the date of the issuance of the underlying LFC securities, the 434,804 shares of common stock held by the Company's stockholders prior to the reverse acquisition are deemed to have been issued on March 31, 2015, the closing date for the reverse acquisition transaction, and the 5,250,000 shares issued pursuant to the Share Exchange Agreement to the holders of the convertible notes and the 2,500,000 shares issued in the private placement were issued on March 31, 2015.

At March 31, 2015, the Company had one subsidiary, LFC, which was merged into the Company on April 1, 2015. See Note 9.

(b)            Reverse Split

On April 20, 2015, the Company effected a one-for-800 reverse split, pursuant to which each share of common stock was converted into, and became 1/800 of a share of common stock, with fractional shares being rounded up to the next higher whole number of shares.  As a result of the reverse split, the 339,757,357 shares of common stock, then outstanding, became and were converted into 424,804 shares.  All references to shares of common stock and per share information retroactively reflect the reverse split.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2015

(c)            Change of Fiscal Year

As a result of, and in connection with, the reverse acquisition, the Company changed its fiscal year to the calendar year, which was LFC's fiscal year, from a fiscal year ending February 28.

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These interim financial statements should be read in conjunction with the financial statements and notes thereto for the period from July 21, 2014 (inception) through December 31, 2014 included in the Company's Form 8-K which was filed with the SEC on April 7, 2015.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2015.

Since LFC was organized in July 2014, the Company does not have financial statements for the three months ended March 31, 2014.

Principals of consolidation

The consolidated financial statements include the accounts of and its controlled subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.  As of March 31, 2015, the Company had one subsidiary, LCF.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has generated nominal revenues since inception and generated no revenue during the first quarter of 2015, has sustained losses since its organization and requires funding to generate revenue.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  The Company can give no assurances that it can or will become financially viable and continue as a going concern.

NOTE 4 – LOANS PAYABLE

On December 31, 2014, the Company, then known as Cala Energy Corp., borrowed $12,000 from each of three individuals for which the Company issued its 10% senior promissory note in the aggregate principal amount of $36,000.  The notes were due December 31, 2015 or earlier in the event that the Company completed a private placement of its common stock.  The notes, together with accrued interest, were paid from the proceeds of a $200,000 private placement of our common stock in April 2015, following the receipt by the Company of the proceeds from the private placement.  Two of the lenders are related parties.  See Note 6.

In February 2015, LFC borrowed a total of $5,250 from four individuals, for which LFC issued its 5% convertible promissory notes due September 30, 2015.  Pursuant to the Share Exchange Agreement, these notes became converted into a total of 5,250,000 shares of common stock.  These notes did not become convertible until the completion of the reverse acquisition and the conversion was effected through an exchange of the notes for 5,250,000 shares of common stock pursuant to the Share Exchange Agreement.  The Company analyzed the convertible debt option for derivative accounting treatment under ASC Topic 815, "Derivatives and Hedging," and determined that the instrument does not qualify for derivative accounting.  The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does have a beneficial conversion feature of $5,250 on March 31, 2015.  The amount of the beneficial conversion feature was recorded to interest expense as the debt was exchanged for common stock on March 31, 2015.  Two of the lenders are related parties.  See Note 6.

Loans payable also includes $115 due to the Company's chief executive officer, which was incurred by LFC prior to the reverse acquisition, and $100 due to the Company's chief financial officer, who was the chief executive officer and chief financial officer of the Company prior to the reverse acquisition. See Note 6.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
NOTE 5 – STOCKHOLDERS EQUITY

In July 2014, LFC issued 750,000 shares of common stock to two consultants for $0.0001 per share, which was the par value of the LFC common stock.  These stockholders entered into founders' agreements dated July 28, 2014 with LFC, which provide that in the event that the stockholder ceases to be an employee or consultant during the three years commencing with the date of the agreement, LFC has the right to repurchase the shares at par value.  During the first, second and third year, LFC's rights to repurchase relate to 100%, 66 2/3% and 33 1/3%, respectively, of the shares initially issued.  After the expiration of three years, the repurchase right terminates.  The agreements also provide that if the employee is no longer an employee of consultant prior to July 28, 2017, the shares cannot be transferred for 18 months after the state the employee is no longer employed. As a result of the reverse acquisition and the subsequent merger of LFC into the Company, these rights became assumed by the Company.   These shares were exchanged for a total of 1,500,000 shares of common stock pursuant to the Share Exchange Agreement.

In July 2014, LFC issued 650,000 shares of common stock to a consultant for $0.0001 per share, which was the par value of the LFC common stock.  This stockholder entered into a founders' agreement with the Company pursuant to which the stockholder agreed to a three-year restriction on the transfer of his shares.  These shares were exchanged for 650,000 shares of common stock pursuant to the Share Exchange Agreement.

On March 31, 2015:

•	The Company issued 16,750,000 shares of common stock to the stockholders and convertible note holders of LFC pursuant to the Share Exchange Agreement. As a result of the reverse acquisition accounting, these shares are treated as being outstanding from the date of issuance of the LFC shares with respect to which the Company's common stock was issued or, in the case of the shares issued upon conversion of the convertible notes, on the date the convertible notes were issued.
•	The Company sold 2,500,000 shares of common stock to five investors at $0.08 per share, for a total of $200,000. At March 31, 2015, the purchase price was held in escrow, and was released to the Company on April 2, 2015. At March 31, 2015, the purchase price of the shares is reflected as a subscription receivable. See Note 7.

The assets and liabilities of Cala Energy Corp., which were assumed by the Company as a result of the reverse acquisition, consisted of:

Cash	$2,578
Total assets	$2,578

Accounts payable	$6,000
Notes payable (Notes 4 and 6)	36,100
Total liabilities	$42,100

Net liabilities assumed	$39,522

NOTE 6 – RELATED PARTY TRANSACTIONS

LFC's chief executive officer, who became the Company's chief executive officer in connection with the reverse acquisition, received 9,350,000 shares of common stock, representing 47.5% of the Company's outstanding common stock, in exchange for 9,350,000 shares of LFC common stock pursuant to the Share Exchange Agreement.  The chief executive officer acquired his LFC common stock in July 2014 for $0.0001 per share, which was the par value of the LCF common stock.

Two individuals, one of whom was the Company's then chief executive and chief financial officer prior to the reverse acquisition and because the Company's chief financial officer after the reverse acquisition, and one who was not affiliated with the Company but who became a 5% stockholder pursuant to the Share Exchange Agreement, each (i) made a $12,000 loan to the Company and received a 10% senior promissory note in the principal amount of $12,000, which were paid from the proceeds of the Company's private placement, and (ii) made a loan to the LFC in the amount of $1,925, which became converted into 1,925,000 shares of common stock pursuant to the Share Exchange Agreement.  The loans represented a portion of the $36,000 loans to the Company and $5,250 loans to LFC described in Note 4.  Also, see Note 5.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2015

The liabilities of the Cala Energy Corp. that were assumed by the Company includes $100 due to the Company's chief financial officer, who was the Company's chief executive officer and chief financial officer prior to the reverse acquisition.

The Company's chief executive officer made a $115 advance to the Company during the period ended March 31, 2015.  The advance is non-interest bearing and payable on demand.  This advance is included in loans payable at March 31, 2015.

The Company's chief financial officer, who was the chief executive officer and chief financial officer, made a $100 advance to the Company during the period ended March 31, 2015.  This advance is included in loans payable at March 31, 2015.

NOTE 7 – SUBSCRIPTION RECEIVABLE

On March 31, 2015, the Company completed the private placement of 2,500,000 shares of common stock at $0.08 per share, or a total of $200,000.  At March 31, 2015, the shares were issued but the purchase price was held in escrow and was received by the Company on April 2, 2015.

NOTE 8 – CONTINGENCIES

The Company is in discussion with its former counsel concerning compensation to such counsel for services rendered.  The Company believes that it has an oral agreement with respect to the resolution of the dispute.

NOTE 9 – SUBSEQUENT EVENTS

On April 2, 2015, the Company received the $200,000 proceeds from the private placement of its common stock and used the proceeds to pay outstanding loans payable in the principal amount of $36,000, of which notes in the principal amount of $24,000 were held by related parties.  See Notes 4, 5 and 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reverse Acquisition

Prior to March 31, 2015, we were a shell company not engaged in any business activities.  On March 31, 2015, pursuant to share exchange agreement (the "Share Exchange Agreement"), among us. LFC, and the holders of all of the outstanding common stock and convertible notes of LFC exchanged their common stock and convertible notes of LFC for a total of 16,750,000 shares of common stock, which represented 85.1% of our common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph.  The issuance of the 16,750,000 shares of common stock to the former holders of LFC's common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction.  The sole director and chief executive officer of LFC became a director and our chief executive officer.  As a result of the reverse acquisition, our business has become the business of LFC.

On March 31, 2015, contemporaneously with the closing pursuant to the Share Exchange Agreement, we issued 2,500,000 shares of common stock for a purchase price of $0.08 per share, for a total of $200,000.  The proceeds from the private placement were held in escrow on March 31, 2015, and were paid to us on April 2, 2015.

Under generally accepted accounting principles, the acquisition by us of LFC is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by LFC of us with the issuance of stock by LFC for the net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, LFC.  As a result, the comparable financial statements for prior period will be the financial statements of LFC.  The accompanying financial statements reflect the recapitalization of the stockholders' equity as if the reverse acquisition transactions occurred as of the beginning of the first period presented.  Thus, the 11,500,000 shares of common stock issued to the former LFC stockholders are deemed to be outstanding for all periods reported from the date of the issuance of the underlying LFC securities, and the 434,804 shares of common stock held by the Company's stockholders prior to the reverse acquisition are deemed to have been issued on March 31, 2015, the closing date for the reverse acquisition transaction, and the 5,250,000 shares issued pursuant to the Share Exchange Agreement to the holders of the convertible notes and the 2,500,000 shares issued in the private placement were issued on March 31, 2015.

Overview

We are engaged in the business of developing and marketing live entertainment involving scripted mixed martial arts events featuring attractive and athletic women, each of whom dresses as a specific character.  Prior to forming LFC, our chairman and chief executive officer, Shaun Donnelly, produced similar events which are available through the Internet.

In preparation for our first two events we have commenced the following and other related activities:

•	Booking the venue for each event. We are in discussions with hotels in Las Vegas, Nevada to hold two events this year, one in August and one in October. In this connection we require both the arena in which the event will take place as well as a video screen.
•	Engaging the wrestlers/performers. We do not employ any of the wrestlers. We engage them separately for each event, and we have a separate contract with each performer for each event. At the event, they perform in the dress of the fictional character that they portray. A number of these performers have followings independent of their participation in our events.
•	Entering into programming contracts with cable services to provide either pay per view or video on demand availability for the events.
•	Entering into transmission contracts for the transmission of our events to the cable networks.
•	Engaging other events personnel, including commentators, referees, ring girls, coaches and celebrity look-alikes.
•	Scheduling training and rehearsals for the performers.
•	Hiring production crew and prepare production facilities.
•	Arranging for the promotion and ticketing for the events.

•	Implementing a marketing program, including posters, fliers, commercials, including uploading the commercials to YouTube, radio script and advertising.
•	Designing and having manufactured event-related promotional material for sale at the event and through the Internet, including DVDs, t-shirt, photographs of the events and the performers.
•	Entering into agreements with sponsors.
We believe that our source of revenue for these events will come from various sources, including, but not limited to, tickets for the event, fees for the dissemination of our events through cable companies, fees from sponsors for the event and sales of products both at the event and through on-line sales.
Our costs relating to these events are significant, and our obligations are not dependent upon the success of the event.  We cannot assure you that we will be able to conduct any events or to generate profits from those events that we do produce.

Principals of Consolidation

The consolidated financial statements include the accounts of and its controlled subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.  Our only subsidiary on March 31, 2015 was LFC.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has generated nominal revenues since inception and generated no revenue during the first quarter of 2015, has sustained losses since its organization and requires funding to generate revenue.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  The Company can give no assurances that it can or will become financially viable and continue as a going concern.

Results of Operations

Three months ended March 31, 2015

Since we commenced operations on July 21, 2014, we are only presenting information as to the results of our operations for the three months ended March 31, 2015.

During the three months ended March 31, 2015, we did not generate any revenues.  We had general and administrative expenses of $15,326, interest expense of $5,250, and a net loss of $20,576.  The interest expense represents the beneficial conversion feature on our notes in the principal amount of $5,250 which were issued in February 2015 and converted into common stock pursuant to the Share Exchange Agreement.

Liquidity and Capital Resources

At March 31, 2015, we had working capital of $153,001.  Our principal asset was the subscription receivable of $200,000.  We received these funds on April 2, 2015.  We used the proceeds to pay the $36,000 loan payable as well as our ongoing operating expenses.

Our cash used in operating activities of $4,592 reflects our net loss of $20,576 less the amortization of the beneficial conversion feature relating to our convertible debt of $5,250, and the increase in accounts payable and accrued expenses of $10,734.  Our cash flow used in investing activities represents the net liabilities assumed in the reverse acquisition of $39,522, and our cash flow from financing activities of $5,250 represents the proceeds from convertible debt.

The net proceeds from our private placement of $200,000 will provide us with funding for our immediate needs.  However, we have generated nominal revenues since inception and we generated no revenue during the first quarter of 2015.  We have sustained losses since our organization and we require funding to generate revenue.  Our initial expenses will relate to the development and production of our first event, which we intend to hold in August 2015.  We anticipate that we will be dependent, for the near future, on additional investment capital to fund our operations.  We can give no assurances that we can or will become financially viable and continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Shaun Donnelly, our chief executive officer, and Terry Butler, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Donnelly and Mr. Butler concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404").  At the end of our year ended December 31, 2014 and until March 31, 2015, when we completed the reverse acquisition, we were a privately-owned company and we did not perform an evaluation of our internal controls over financial reporting.  Because we have few employees, and we do not have a full-time chief financial officer, and because we do not have segregation of duties and responsibilities, we do not believe that are internal controls over financial reporting are effective, and we cannot give any assurance that we will be able to design or implement effective internal controls over financial reporting in the near future.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31.1                      Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2                      Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1                      Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: May 20, 2015	By:	/s/ Shaun Donnelly
Shaun Donnelly, Chief Executive Officer and Principal Executive Officer

Date: May 20, 2015	By:	/s/ Terry Butler
Terry Butler, Chief Financial Officer and Principal Accounting Officer