Form 10-K
period 2015-02-28
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2015-06-03
CIK 1407704

U. S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-148005

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
 (Name of small business issuer as in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6955 North Durango Drive
Suite 1115-129
Las Vegas, NV 89149
 (Address of principal executive offices, Zip Code)

(702) 527-2942
 (Registrant's telephone number, including area code)

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes    ☒No

On August 31, 2014, the last day of our most recent second quarter, the aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant's common stock, was approximately $16,992,160.

The number of shares of registrant's common stock outstanding as of June 2, 2015 was 19,674,977.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(formerly known as Cala Energy Corp.)
2015 ANNUAL REPORT ON FORM 10-K

Index
EXPLANATORY NOTE

This annual report on 10-K describes the business of the registrant as of February 28, 2015, at which time the registrant was a shell company.  Effective March 31, 2015, the registrant acquired all of the capital stock of Lingerie Fighting Championships, Inc. ("LFC") in a transaction which is treated as a reverse acquisition.  LFC was a Nevada corporation, incorporated in July 2014. LFC's activities from inception through December 31, 2014, were devoted primarily to the development, production, promotion and distribution of original entertainment which we plan to make commercially available predominantly through live entertainment events, as well as through digital home video, broadcast television networks, video-on-demand and digital media channels, although LFC did not produce any events since its organization. As a result, effective with the reverse acquisition, we have ceased to be a shell company. As a result of, and in connection with, the reverse acquisition:

•	We issued to the holders of the LFC common stock and convertible notes a total of 16,750,000 shares of our common stock;
•	We issued 2,500,000 additional shares of common stock for $200,000 in a private placement of our common stock at a purchase price of $0.08 per share;
•	The shares of common stock issued to the holders of the LFC common stock and convertible notes represents approximately 85.1% of our outstanding common stock after giving effect to the reverse split, the reverse acquisition and the private placement;
•	Our business became the business of LFC;
•	We changed our corporate name to Lingerie Fighting Championships, Inc.;
•	We changed our fiscal year to the calendar year, which is the fiscal year of LFC prior to the reverse acquisition;
•	Shaun Donnelly, who was the sole director and chief executive officer of LFC, became a director and chief executive officer;
•	LFC was merged into us on April 2, 2015.

On April 7, 2015, we filed with the SEC an 8-K (the "Super 8-K") which described the business of LFC and included its audited financial statements for the period from July 21, 2014 (inception) to December 31, 2014.  Information concerning the business of LFC, which is now our business, including risks associated with the business of LFC, LFC's financial statements and pro forma financial statements, and the exhibits relating to the reverse acquisition, including the share exchange agreement, and the contemporaneous private placement, are contained in the Super 8-K and are not included in this Form 10-K.  On May 20, 2015, we filed a quarterly report on Form 10-Q (the "March 2015 10-Q") for the quarter ended March 31, 2015, which reflected the business of LFC for the three months ended March 31, 2015.

This Form 10-K describes our business as it existed on February 28, 2015, and the risks associated with such business (other than those relating to our status as a shell company), and does not describe our current business.  It also includes our audited financial statements for the years ended February 28, 2015 and 2014 based on our operations as they existed during such years.  The information contained in Part III of this Form 10-K reflects information concerning our current directors, officers, and principal shareholders.  As a result of the reverse acquisition, LFC is the accounting acquiring party, and, as a result, in future filings, the comparable financial statements for prior periods will reflect the operations of LFC.

Readers should carefully read the Super 8-K and the March 2015 10-Q for information concerning our current operations.

All share and per share information in this Form 10-K reflects the 800-for-one reverse split which became effective on March 20, 2015.

References in this annual report to "we," "us," and words of like import refer to Lingerie Fighting Championships, Inc. which was then known as Cala Energy Corp.  References to LFC refer to Lingerie Fighting Championships, Inc. prior to the reverse application.

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

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and in the Super 8-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the March 2015 10-Q.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Index
PART I

ITEM 1.   BUSINESS.

During the years ended February 28, 2015 and 2014, we were not engaged in any business activities, and we were considered to be a shell company.  We evaluated potential businesses in which we may engage or which we may acquire, and, on March 31, 2015, we acquired LFC pursuant to a share exchange agreement with the shareholders and holders of convertible debt of LFC, pursuant to which we issued a total of 16,750,000 shares of common stock, and, pursuant to a private placement, we issued 2,500,000 shares of common stock at $0.08 per share, or a total of $200,000.  The business of LFC, including risk factors relating to the business, the financial statements of LFC, including Management's Discussion and Analysis of Financial Condition and Results of Operations, and the exhibits relating to the reverse acquisition and the private placement are included in the Super 8-K and are discussed in the March 2015 10-Q.

From April 2009 until July 13, 2012, through our subsidiaries, we were engaged in design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.   We were not able to generate profit from operations for during this period.  For the last years that we were in that business, we financed our operations primarily from funds provided by our officers and directors.
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
On July 14, 2012 Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA (the "Butler Roth IRA") acquired, for nominal consideration, 31,236 shares of common stock from the director who acquired the subsidiaries and 24,252 shares of common stock from our then chief executive officer, who was also a director.  On July 18, 2012, the Butler Roth IRA and we entered into a loan agreement pursuant to which the Butler Roth IRA agreed to lend us up to $150,000, for which we issued our 6% demand promissory note in the principal amount of $150,000.  The securities were issued in Mr. Butler's name.
On September 14, 2012, we entered into agreement pursuant to which we issued to Terry Butler, who was then our sole director and chief executive officer, 131,037 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which was designated as the series A convertible preferred stock, in consideration of the cancellation of debt due to the Butler Roth IRA in the amount of $819,319.
On May 23, 2013, Mr. Butler sold to Jia Hang 182,832 shares of common stock and 5,000,000 shares of series A convertible preferred stock for a total consideration of $300.  The preferred stock became convertible into 125,000 shares of common stock on May 30, 2013, upon the filing of an amendment to our articles of incorporation increasing our authorized common stock to 400,000,000 shares.  Upon such conversion Mr. Hang owned 307,832 shares of common stock, representing 72.5% of the then outstanding common stock.

We initially planned to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7.  Through February 28, 2014, we did not generate any revenue from this new proposed business, and we discontinued our efforts with respect to that business.

We subsequently considered providing enhanced oil recovery services and supplying materials to existing operators of oil fields in Indonesia.  We were unable to develop that business and, during the year ended February 28, 2015, we investigated other potential acquisition candidates, and, on March 31, 2015, we acquired LFC in a reverse acquisition transaction.

As a result of the reverse acquisition with LFC, we ceased to be a shell company on March 31, 2015.

Organization

We are a Nevada corporation incorporated on November 29, 2006, under the name Sparking Events, Inc.  Our corporate name was changed to Xodtec Group USA, Inc. in June 2009, Xodtec LED, Inc. in May 2010, Cala Energy Corp. in September 2013, and to Lingerie Fighting Championships, Inc. on April 1, 2015.

Index
We do not have a principal office.  Our mailing address is 6955 North Durango, Suite 1115-129, Las Vegas, NV, 89149, telephone (702) 527-2942.  Our website is lingeriefc.com.  Information contained on our website does not constitute a part of this Form 10-K.

Our Business
During the year ended February 28, 2015 we were a shell company.  On March 31, 2015, we acquired LFC in a reverse acquisition transaction.  The business of LFC, including risk factors relating to the business, and the financial statements of LFC, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the exhibits relating to the reverse acquisition and the private placement are described in the Super 8-K and the March 2015 10-Q.  As a result of the reverse acquisition, our business became the business of LFC, which is the business of developing and marketing live entertainment involving scripted mixed marital arts events featuring attractive and athletic women, each of whom dresses as a specific character.  Prior to forming LFC, our chairman and chief executive officer, Shaun Donnelly, produced similar events which are available through the Internet.  LFC did not generate any revenue during the quarter ended March 31, 2015 and generated nominal revenue during the period from inception (July21, 2014) through December 31, 2014.  LFC did not produce any events since its organization, although Shaun Donnelly produced events prior to forming LFC.  We can give no assurance that this business can or will be successful.
ITEM 1A.         RISK FACTORS.

You should carefully consider the risks described below as well as other information provided to you in this annual report, including information in the section of this document entitled "Information Regarding Forward Looking Statements" and in the Super 8-K and the March 2015 10-Q, particularly, but without limitation, the information contained under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Super 8-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the March 2015 10-Q.  The risks and uncertainties described below and in the Super 8-K and the March 2015 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believes are immaterial may also impair our business operations. If any of the following risks actually occur, our businesses, financial condition or results of operations could be materially adversely affected, the value of the common stock could decline, and you may lose all or part of your investment.  Since we are no longer a shell company, we are not including risk factors that relate to our status as a shell company.

We do not have adequate internal controls

Since we only have two executive employees and since our chief financial officer does not work for us on a full-time basis, we do not have adequate internal controls over financial reporting.  We do not anticipate that we will be able to implement internal controls over financial reporting until and unless we can significantly expand our operations, which is dependent upon our ability to generate revenue from our business, and have sufficient available cash to enable us to engage the necessary personnel and implement the necessary accounting systems.  Even if we have sufficient cash, it is unlikely that we can implement internal controls over financial reporting in the near future, and we cannot assure you that we will ever have adequate financial controls.  Our failure to have adequate internal controls over financial reporting could materially impact both our business and the market for and market price of our common stock.

Because our common stock is not registered pursuant to the Securities Exchange Act of 1934, you will not have the benefit of protections provided by that Act.

The Securities Exchange Act requires companies whose securities are registered under the Securities Exchange Act to provide shareholders with a proxy statement or information statement in connection with actions taken by shareholders, requires officers, directors and 10% shareholders to pay to the issuer short-term profits and requires 5% stockholders to report their holding in a filing with the SEC.  Further, any investors who hold restricted shares will not be able to sell shares under Rule 144.

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTCQB under the symbol "BOTY." There is a limited trading market for our common stock and there is frequently no trading in our common stock.  Our public float consists of less than 2,000 shares.  There are many days on which there is no trading in our stock, and, the OTC Markets website reported no sales during the period from March 25, 2015 through June 2, 2015.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.  Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

Index
Because our chief executive officer owns approximately 47.5% of our common stock and our two directors and officers own 57.3% of our common stock, they can take actions requiring stockholder consent without prior notice to or the approval of other stockholders.

Our chief executive officer, who is our largest stockholder, owns approximately 47.5% of our common stock and our two directors and officers own approximately 57.3% of our common stock.  Accordingly, they have the ability to elect all of our directors and to take any other action that requires stockholder approval without consulting other stockholders and without the participation of other stockholders.  As long as our common stock is not registered pursuant to the Securities Exchange Act, our officers and directors can take action without notice to the other stockholders other than a report on a Form 8-K which describes the action taken.

Because our common stock may be a penny stock, you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of "penny stock," which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Prior to the 800-for-one reverse split, our stock was quoted at prices which were less than $0.01 per share.  Although our common stock has been quoted at prices in excess of $5.00 per share following the reverse stock split, we cannot assure you that our stock price will not fall below $5.00, which would subject it to the penny stock rules.  If our common stock is a penny stock, it may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, to the extent that our stock is a penny stock, broker-dealers may not process trades in our stock and brokers that do permit trades in our stock must take certain steps prior to selling a penny stock, which steps include:

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

Because we were a penny stock prior to the reverse acquisition and we have a very small public float, brokers may treat our stock in the same manner as a penny stock regardless of our stock price.

Because we are a former shell, we may not be able to continue to maintain our DTC eligibility, which could impair the market and market price for our common stock.

As a result of our recent reverse merger and reverse stock split and because we are a former shell, the Depository Trust Company is reviewing our eligibility for electronic delivery, which effects the ability of brokers to hold shares in street name.  We cannot assure you that our stock will continue to be DTC eligible.  In the event that we cease to be DTC eligible, it may be more difficult for you to sell any shares you own and brokers may be reluctant to handle purchases and sales of our stock, which could affect both the market price of and the market for our common stock.

Brokers may be reluctant to effect transactions in our stock.

Brokerage firms have internal policies which limit the ability of a customer to purchase certain stocks.  Because of the low public float and trading volume as well as our historical stock price, your broker may refuse to process a purchase or sale of our common stock.  In addition, brokers that will process a purchase or sale of our common stock may require a commission that is higher than they would charge for trades in other securities.

Index
Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

There is currently no active market for our common stock, and a market for our common stock may never develop.  Our common stock is quoted on the OTCQB market, which is not a national securities exchange and does not provide the benefits which a national exchange provides.  Our stock has recently been quoted on the OTC Pink, which, according to the OTC Markets website, "is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide." If a market does not develop then investors would be unable to sell any of our common stock likely resulting in a complete loss of any funds therein invested.  Should a market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control and may be in addition to the factors disclosed in this annual report.

Because we do not have any significant public float, any purchase or sales of our common stock could have a significant effect on the price of our stock.

The public float for our common stock is less than 2,000 shares, and we believe that a significant number of the public stockholders own less than a round lot.  As a result, any sales of even a modest number of shares could have a significant effect upon the market price of our common stock.  Because of the low public float and the absence of trading volume, the prices shown at OTC Markets may not reflect the price at which you would be able to sell shares if you want to sell any shares you own.  Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float.

We do not anticipate that any brokerage firms will provide coverage of us.

Brokerage firms are generally selective in determining which companies they will provide coverage.  We do not anticipate that any brokerage firms will provide coverage of our stock because of such factors as:

•	The absence of any significant public float;
•	The fact that we were a shell company prior to the completion of the reverse acquisition;
•	The fact that we acquired LFC through a reverse acquisition;
•	The absence of any significant operating history;
•	Uncertainty as to whether our common stock will be DTC eligible.

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

ITEM 4.            MINE SAFETY DISCLOSURES

Not Applicable.

Index
PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.
Our common stock trades on the OTCQB under the symbol BOTY.  The former symbol for our common stock was OILL and, after the reverse stock split, OILLD.   The symbol was changed to BOTY on April 29, 2015.  The stock has been quoted since April 2009. However, there were no reported trades until September 2009.   The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during the years ending February 28, 2015 and 2014, based on information on the OTC Markets website. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions, and have been adjusted to reflect the 800-for-one reverse split.

Fiscal quarter	2015		2014
	High	Low	High	Low
First quarter	$48.00	$20.00	$28.00	$10.40
Second quarter	47.04	24.08	24.00	4.00
Third Quarter	40.00	24.32	6.40	4.00
Fourth Quarter	40.00	8.80	8.00	0.80

As of June 2, 2015, the reported sales price for our common stock was $12.00 per share, which was a sale on March 24, 2015.  Based on information on the OTC Markets website, there were no reported sales during the period March 25, 2015 through June 2, 2015.  On March 24, 2015, the reported closing price was $12.00 and the trading volume was 111 shares.

Shareholders

As of May 15, 2015, we had approximately 302 shareholders of our common stock.

Transfer Agent

The transfer agent for the common stock is Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701, telephone (727) 289-0010.

Dividend Policy

We have not paid dividends and we do not anticipate paying dividends in the near future.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of February 28, 2015.
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	2,125
Equity compensation plan not approved by security holders	0	$0	0

Index
The 2010 long-term incentive plan is the equity compensation plan that was approved by stockholders.

At February 28, 2015, we did not have any equity compensation plans that were not approved by stockholders.

Recent Sales of Unregistered Securities

None

ITEM 6.            SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
Prior to July 13, 2012, through our subsidiaries we were engaged in design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.   We were not able to generate profits from this business and during for several years prior to the discontinuation of that business, we financed our operations primarily through funds provided by our officers and directors.
On July 13, 2012, pursuant to agreements with one of our former directors, we transferred the stock in our subsidiaries and our 35% ownership in an inactive company to a former director in exchange for cancellation of debt totaling $100,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the lighting solutions business.  We transferred the stock of the subsidiaries because we felt that, as a result of our continuing losses and our inability to develop the business as we had planned, it was not in our best interest to continue in this business.
On July 14, 2012, the Butler Roth IRA acquired, for nominal consideration, 31,236 shares of common stock from the director who acquired the subsidiaries and 24,252 shares of common stock from our then chief executive officer, who was also a director.  On July 18, 2012, the Butler Roth IRA and the Company entered into a loan agreement pursuant to which the Butler Roth IRA agreed to lend us up to $150,000, for which we issued our 6% demand promissory note in the principal amount of $150,000.  The securities were issued in Mr. Butler's name.

On September 14, 2012, we entered into agreement pursuant to which we issued to Terry Butler, our sole director and chief executive officer, 131,037 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which was designated as the series A convertible preferred stock, in consideration of the cancellation of debt due to Mr. Butler in the amount of $819,319.
On May 23, 2013, Mr. Butler sold to Jia Hang 182,832 shares of common stock and 5,000,000 shares of series A convertible preferred stock for a total consideration of $300.  The preferred stock became convertible into 125,000 shares of common stock on May 30, 2013, upon the filing of an amendment to our articles of incorporation increasing our authorized common stock to 400,000,000 shares.  Upon such conversion Mr. Hang owned 307,832 shares of common stock, representing 72.5% of the then outstanding common stock.

We initially planned to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7.  Through February 28, 2013, we did not generate any revenue from this new proposed business.  In 2013, we considered providing enhanced oil recovery services and supplying materials to existing operators of oil fields in Indonesia.  We were unable to develop that business, and, during the year ended February 28, 2015, we investigated other potential acquisition candidates, and, on March 31, 2015, we acquired LFC in a reverse acquisition transaction.

Index
Because of the change of control in May 2013 and the change of control resulting from the reverse acquisition in March 2015, if we ever become profitable, we will be very limited in our ability to use the net operating loss carryforward resulting from losses from our prior operations and our operations as a shell.

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
Going Concern Qualification
The consolidated financial statements included in this Form 10-K have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   At February 28, 2015, we were not engaged in any business activities, and had nominal cash and no other assets.  During the years ended February 28, 2015 and 2014, we did not generate any revenue, and we incurred a loss from operations of $136,756 and a net loss of $128,756 for the year ended February 28, 2015, and loss from operations and a net loss of $260,154 for the year ended February 28, 2014.  We had a stockholders' deficit of approximately $39,000 at February 28, 2015.  In addition, we had a negative cash flow in operating activities of approximately $68,000 and $145,000 for the years ended February 28, 2015 and 2014, respectively. Our auditor's report states that these matters raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to continue as a going concern.

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

RESULTS OF OPERATIONS

Years Ended February 28, 2015 and 2014

We had no revenue for the years ended February 28, 2015 ("fiscal 2015") or 2014 ("fiscal 2014").  General and administrative expenses, which consisted primarily of professional fees and payroll, were $136,756 for fiscal 2015 and $260,154 for fiscal 2014, a decrease of $123,398, or 47%.  Executive compensation was $60,000 for fiscal 2015 and $120,000 for fiscal 2014, representing compensation to Terry Butler, our chief executive and financial officer during both years.  Mr. Butler ceased accruing compensation in September 2014.  As of February 28, 2015, Mr. Butler forgave his accrued compensation of $270,000, which is treated as a contribution to capital.   Other income in fiscal 2015 represented payments made on behalf of a potential reverse acquisition candidate to cover our professional and other expenses.  We had no other income in fiscal 2014.  As a result, we incurred a loss of $128,756 for fiscal 2015 as compared with a loss of $260,154 for fiscal 2014.

Index
As a result of the foregoing, our net loss for fiscal 2015 was $128,756, or $0.30 per share (basic and diluted), and our net loss fiscal 2014 was $260,154, or $0.70 per share (basic and diluted).  Basic and diluted loss per share is the same since convertible securities are anti-dilutive.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At February 28, 2014, we had a cash balance of $3,551, representing the balance of cash received from the private placement of securities in fiscal 2014, and a working capital deficiency of $38,549 at February 28, 2015.  The decrease in our working capital deficit from approximately $180,000 at February 28, 2014 results from the forgiveness of accrued compensation in the amount of $270,000 by our chief executive and financial officer was treated as a contribution to capital.  The amount of the forgiveness is reflected as a transfer of the amount from liabilities to additional paid-in capital.

During fiscal 2015, we used $68,156 in operations, reflecting our net loss of $128,756, plus a decrease in current liabilities of $60,600.  During fiscal 2014, we used $145,253 in our operations, reflecting or net loss of $260,154, offset by a decrease in current liabilities of $114,901.

During fiscal 2015, we financed our operations with loans in the amount of $36,100, of which $12,100 was from our chief executive officer.  During fiscal 2014, we financed our operations principally through the sale of common stock, from which we received $300,000, of which $125,100 was used to pay loans to our chief executive officer.

During fiscal 2015, we reported supplemental disclosure of cash flow for non-cash transactions of a $270,000 forgiveness of compensation by our chief executive officer, which is treated as a contribution.  We had no comparable transaction in fiscal 2014.

We believe that we require significant financing for our operations.  Because of the absence of both operating activities, we may difficulty raising additional funds through the sale of our equity or debt securities without a plan to engage in or acquire a specific business.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  As disclosed in the Super 8-K and the March 2015 10-Q, our operations subsequent to the reverse acquisition of LFC have significant cash requirements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable for smaller reporting companies.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements start on page F-1.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 23, 2014, our board of directors accepted the resignation of Simon & Edward, LLP ("Simon & Edward") and selected MaloneBailey, LLP ("MaloneBailey") to serve as our independent registered accounting firm for the fiscal year ending February 28, 2015.  During our two most recent fiscal years prior to Simon & Edward's resignation and any subsequent interim period through the date of resignation, there were no disagreements with Simon & Edward on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Simon & Edward, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for such years.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Index
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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2015.

Management's Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404").   Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of February 28, 2015, management identified material weaknesses related to (i) the lack of any accounting personnel other than our chief financial officer, who was not a full-time employee, (ii) the lack of internal audit functions, and (iii) a lack of segregation of duties within accounting functions.  As of February 28, 2015, we had one executive, our chief executive and financial officer, who was a consultant who provided services on an as-needed basis.  As a result there was no segregation of duties.

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

Subsequent to February 28, 2015, we completed the reverse acquisition of LFC.  LFC did not have disclosure controls and procedures or internal controls over financial reporting at the time of the acquisition, as a result of which we do not have such controls in place on the date of this annual report.  We cannot assure you that we will be able to develop, implement and maintain effective controls in the future.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

The conclusion of chief executive officer and chief financial officer regarding our disclosure controls and procedures is based solely on management's conclusion that our internal control over financial reporting was not effective.

Management does not believe that there have been any changes in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers.

Name	Age	Position
Shaun Donnelly	47	Chief executive officer, president and director
Terry Butler	56	Chief financial officer and director

Shaun Donnelly has been chief executive officer and a director since the completion of the reverse acquisition on March 31, 2015.  Mr. Donnelly is an entertainment industry veteran who has created, produced and directed television series for such networks as Starz, AMI, ITV, Playboy TV, UKTV and YouToo.  Mr. Donnelly served as LFC's chief executive officer and sole director of LFC since its inception on July 21, 2014, and from April 2013 to July 2014, Mr. Donnelly operated a business similar to LFC's as a sole proprietorship, during which time he produced two events.  Since 2005, Mr. Donnelly has served as the head of Canada's Mind Engine Entertainment, where he has produced several feature films including the recently completed "Gone By Dawn."  Prior to getting into TV and film, Mr. Donnelly worked in the advertising industry where, in 1993, he founded Stormedia Communications, an Edmonton-based ad agency that specialized in oil and gas clients. He also published the literary digest Writer's Block Magazine for seven years and has worked as a writer and columnist for numerous magazines and newspapers.  Mr. Donnelly attended Grant MacEwan University where he earned diplomas in Advertising & Public Relations and Audio Visual Communications.  Mr. Donnelly does not believe that his duties with Mind Engine Entertainment will interfere with his duties as our chief executive officer.

Terry Butler has been our chief financial officer and a director since July 2012.  Mr. Butler also served as chief executive officer from July 2012 until the completion of the reverse acquisition with LFC on March 31, 2015.  For more than the past five years, Mr. Butler has been a private investor.

We have no audit, compensation or nominating committee. The functions of these committees are performed by the board of directors. We do not have any independent directors.

Code of Ethics

We have not adopted a code of ethics as of the date of this report

Board Attendance

During the year ended February 28, 2015, the board of directors did not hold any meetings, since we had one director.  All actions were taken by actions in writing.

ITEM 11.          EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended February 28, 2015 and 2014 by each person who served as chief executive officer and chief financial officer during the year ended February 28. 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Terry Butler, chief executive and financial officer	2015 2014	0 0	0 0	0 0	0 0	0 0

Index
Mr. Butler accrued compensation at the rate of $10,000 per month during fiscal 2014 and the first six months of fiscal 2015; however, we did not pay any compensation to Mr. Butler during either fiscal 2015 or fiscal 2014.  Mr. Butler did not accrue compensation subsequent to the second quarter of fiscal 2015, and at February 28, 2015, Mr. Butler contributed his accrued compensation, in the amount of $270,000, to capital, as a result of which we have no further obligation to Mr. Butler with respect to compensation for periods prior to February 28, 2015.

Executive Employment Contracts

We have no employment agreements with any of our officers.

Equity Compensation Plan Information

Our board of directors and stockholders approved the 2010 long term incentive plan, which covers the issuance of 2,125 shares.  No shares were issued under the plan during the year ended February 28, 2015, and there are no outstanding options under the plan.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information at to shares of common stock beneficially owned as of May 23, 2015:

•	each director for director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Shaun Donnelly	9,350,000	47.5%
Terry Butler	1,925,000	9.8%
Danny Chan	1,925,000	9.8%
All officers and directors as a group (two individuals owning stock)	11,275,000	57.3%

The address for Mr. Donnelly and Mr. Butler is c/o Lingerie Fighting Championships, Inc., 6955 North Durango Drive, Suite 1115-129, Las Vegas 89149.  The address of Mr. Chan is 340 S. Lemon Ave., #2247, Walnut CA 91789.

None of the persons named in the table hold options or other rights to acquire common stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 31, 2014, Mr. Butler, Mr. Chan and one non-affiliated person each made a $12,000 loan to us and received a 10% senior promissory note in the principal amount of $12,000.  The notes were due December 31, 2015 or earlier in the event that we completed a private placement of our stock.  The notes were paid from the proceeds of a $200,000 private placement of our common stock on March 31, 2015, contemporaneously with the completion of the reverse acquisition with LFC.  Mr. Chan was not a related party at February 28, 2015, and is deemed to have become a related party as a result of his acquisition of more than 5% of our common stock on March 31, 2015 pursuant to the share exchange agreement relating to the reverse acquisition transaction.

In February 2015, Mr. Butler and Mr. Chan each made a loan to LFC in the amount of $1,925.  The notes had a September 30, 2015 maturity date, and were converted into 1,925,000 shares of common stock pursuant to the share exchange agreement relating to the reverse acquisition.  Prior to the issuance of the shares upon conversion of the promissory notes, neither Mr. Butler nor Mr. Chan held any equity interest in our securities.  Two non-affiliated individuals each made a $700 loan to LFC and received 700,000 shares of common stock pursuant to the share exchange agreement.

Index
Butler nor Mr. Chan held any equity interest in our securities.  Two non-affiliated individuals each made a $700 loan to LFC and received 700,000 shares of common stock pursuant to the share exchange agreement.

In addition, during fiscal 2015, Mr. Butler made a $100 advance to the Company.

Pursuant to the share exchange agreement relating to the reverse acquisition with LFC, on March 31, 2015, Shaun Donnelly exchanged his common stock in LFC for 9,350,000 shares of common stock, representing 47.5% of our outstanding common stock, after giving effect to the reverse acquisition transaction and a contemporaneous private placement of our common stock.  Prior to the issuance of these shares, Mr. Donnelly had no equity or other interest in us.  He became our chief executive officer and a director as a result of the reverse acquisition transaction.

Neither of our directors is an independent director.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.  During fiscal 2015 and 2014, our board of directors consisted of one individual, Mr. Terry Butler.

The following is a summary of the fees for professional services rendered by MaloneBailey for the year ended February 28, 2015 and by Simon & Edward for the years ended February 28, 2015 and 2014.

MaloneBailey:

Fee Category	2015
Audit fees	$6,500
Audit-related fees	--
Tax fees	--
Other fees	--
Total Fees	$6,500

Simon & Edward:

Fee Category	2015	2014
Audit fees	$10,000	$39,000
Audit-related fees	--	--
Tax fees	--	1,000
Other fees	--	--
Total Fees	$10,000	$40,000

Audit fees.    Audit fees represent fees for professional services performed by MaloneBailey and Simon & Edward for the audit of the applicable 2015 and 2014 annual financial statements.

Audit-related fees.    We did not incur any other fees for services performed by and MaloneBailey or Simon & Edward.

Tax Fees.      We incurred tax service fee in the amount of $0 and $1,000 for the years ended February 28, 2015 and 2014, respectively.

Other fees.     MaloneBailey and Simon & Edward did not receive any other fees during 2015 or 2014.

Index
PART IV

ITEM 15.  EXHIBITS, FINANIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Company, as amended *
3.2	Bylaws of the Company (1)
10.1	2010 Long-Term Incentive Plan (2)
21.1	List of subsidiaries*
23.1	Consent of MaloneBailey, LLP*
23.2	Consent of Simon & Edward, LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form 8-K filed by the Company on April 24, 2009.
(2)	Incorporated by reference to the Company's registration statement on Form S-8, File No. 333-169007, which was filed on August 23, 2010.

* filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: June 3, 2015	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer and Director (Principal Executive Officer)	June 3, 2015
Shaun Donnelly /s/ Terry Butler	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	June 3, 2015
Terry Butler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Lingerie Fighting Championships, Inc (formerly Cala Energy Corp)

We have audited the accompanying consolidated balance sheet of Lingerie Fighting Championships, Inc (formerly Cala Energy, Corp) (the "Company")  as of February 28, 2015 and the related statements of operations, shareholders' equity(deficit)  and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

June 2, 2015

3230 Fallow Field Drive Diamond Bar, CA 91765, U.S.A. Tel: +1 909 839 0188 Fax: +1 909 839 1128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Lingerie Fighting Championships, Inc. (formerly Cala Energy Corp.)

We have audited the accompanying consolidated balance sheet of Lingerie Fighting Championships, Inc. and subsidiary (the "Company") as of February 28, 2014, and the related consolidated statements of operations and other comprehensive loss, changes in stockholders' deficit and cash flows for the year ended February 28, 2014. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lingerie Fighting Championships, Inc. and subsidiary as of February 28, 2014, and the results of its operations and its cash flows for the year ended February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is not engaged in any business activities, has not generated any revenue from continuing operations during the past two fiscal years, has a stockholders' deficiency of $179,793 and will additional financing if it is to engage in any business activities.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Simon & Edward, LLP

Diamond Bar, California
May 20, 2014

LINGERIE FIGHTING CHAMPTIONSHIPS, INC.
(FORMERLY CALA ENERGY CORP. )
CONSOLIDATED BALANCE SHEETS

	February 28
	2015	2014

ASSETS
Current assets
Cash	$3,551	$35,607
Total current assets	3,551	35,607

Total assets	$3,551	$35,607

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,000	$-
Other current liabilities	-	215,400
Notes payable related party	12,100	-
Notes payable	24,000	-
Total current liabilities	42,100	215,400

Total liabilities	42,100	215,400

Stockholders' deficit

Preferred stock, par value $0.001 per share, 10,000,000 authorized, of which 5,000,000 were designated as Series A convertible preferred stock at at February 28, 2014; none issued or outstanding	-	-
Common stock, par value $0.001 per share, 400,000,000 shares authorized and 424,977 shares issued and outstanding, respectively	426	426
Additional paid in capital	8,792,276	8,522,276
Accumulated deficit	(8,831,251)	(8,702,495)

Total stockholders' deficit	(38,549)	(179,793)
Total liabilities and stockholders' deficit	$3,551	$35,607

The accompanying notes are an integral part of the consolidated financial statements.

LINGERIE FIGHTING CHAMPTIONSHIPS, INC.
(FORMERLY CALA ENERGY CORP. )
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 28
	2015	2014
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Selling, general and administrative expenses	$136,756	$260,154

Loss from operations	(136,756)	(260,154)

Other income (expense)
Other income	8,000	-
Total other income (expense)	8,000	-

Net Loss	$(128,756)	$(260,154)

Net loss per share - basic and diluted	$(0.30)	$(0.70)
Weighted average shares - basic and diluted	424,977	371,751

The accompanying notes are an integral part of the consolidated financial statements.

LINGERIE FIGHTING CHAMPTIONSHIPS, INC.
(FORMERLY CALA ENERGY CORP. )
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 28, 2015 and FEBRUARY 28, 2014

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated
	shares	Amount	shares	Amount	Capital	Deficit	Total

Balance, February 28, 2013	5,000,000	$5,000	243,727	$245	$8,217,457	$(8,442,341)	$(219,639)
Preferred stock converted into common stock	(5,000,000)	(5,000)	125,000	125	4,875	-	-
Issuance of common stock to private placement	-	-	56,250	56	299,944	-	300,000
Net loss	-	-	-	-	-	(260,154)	(260,154)
Balance, February 28, 2014	-	-	424,977	426	8,522,276	(8,702,495)	(179,793)
Forgiveness of accrued salaries by related party	-	-	-	-	270,000	-	270,000
Net loss	-	-	-	-	-	(128,756)	(128,756)
Balance, February 28, 2015	-	$-	424,977	$426	$8,792,276	$(8,831,251)	$(38,549)

The accompanying notes are an integral part of the consolidated financial statements.

LINGERIE FIGHTING CHAMPTIONSHIPS, INC.
(FORMERLY CALA ENERGY CORP. )
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28
	2015	2014

Cash Flows from operating activities:
Net loss	$(128,756)	$(260,154)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expense	6,000	-
Other current liabilities	54,600	114,901

Net cash used in operating activities	(68,156)	(145,253)

Cash flows from financing activities:

Proceeds (repayment) from related parties	-	(125,100)
Proceeds from issuance of common stock	-	300,000
Proceeds from notes payable	24,000	-
Proceeds from note payable- related party	12,100	-
Net cash provided by financing activities	36,100	174,900

Net increase (decrease) in cash	(32,056)	29,647
Cash, beginning of the period	35,607	5,960

Cash, end of the period	$3,551	$35,607

Supplemental disclosures of cash flow for non-cash transaction:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing activities:
Contribution to capital of accrued salaries forgiven by a related party	$270,000	$-
Issuances of common stock due to conversion of preferred stock	$-	$5,000

The accompanying notes are an integral part of the consolidated financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(formerly known as CALA ENERGY CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2015 and 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

On From April 2009 until July 13, 2012, through its subsidiaries, the Company was engaged in design, marketing and selling of advanced lighting solutions which are designed to use less energy and have a longer life than traditional incandescent, halogen, fluorescent light sources.   The Company was not able to generate profit from operations for during this period.  For the last years in that the Company was in that business, it financed its operations primarily from funds provided by its officers and directors.

On July 13, 2012, pursuant to agreements with one of the Company's former directors, the Company transferred the stock in its subsidiaries and its 35% ownership in an inactive company to the former director in exchange for cancellation of debt totaling $100,000.  As a result of the transfer of the subsidiaries, the Company as no longer engaged in the lighting solutions business.  The Company transferred the stock of the subsidiaries because it felt that, as a result of its continuing losses and its inability to develop the business as it had planned, it was not in the Company's best interest to continue in this business.

On July 14, 2012 Morgan Stanley Smith Barney Custodian fbo Terry Butler Roth IRA ("Butler Roth IRA") acquired, for nominal consideration, 31,236 shares of common stock from the director who acquired the subsidiaries and 24,252 shares of common stock from our then chief executive officer, who was also a director.  On July 18, 2012, the Butler Roth IRA and the Company entered into a loan agreement pursuant to which the Butler Roth IRA agreed to lend the Company up to $150,000, for which the Company issued its 6% demand promissory note in the principal amount of $150,000.  The securities were issued in Mr. Butler's name.

On September 14, 2012, the Company entered into agreement pursuant to which it issued to Terry Butler, who was then the Company's sole director and chief executive officer, 131,037 shares of common stock and 5,000,000 shares of a newly-created series of preferred stock, which was designated as the series A convertible preferred stock, in consideration of the cancellation of debt due in the amount of $819,319.

On May 23, 2013, Mr. Butler sold to Jia Hang 182,832 shares of common stock and 5,000,000 shares of series A convertible preferred stock for a total consideration of $300.  The preferred stock became convertible into 125,000 shares of common stock on May 30, 2013, upon the filing of an amendment to our articles of incorporation increasing our authorized common stock to 400,000,000 shares.  Upon such conversion Mr. Hang owned 307,832 shares of common stock, representing 72.5% of the then outstanding common stock.

The Company initially planned to focus on providing an internet based security system to companies that would like to replace security guards with video cameras that are monitored 24/7.  Through February 28, 2014, the Company did not generate any revenue from this new proposed business, and it discontinued its efforts with respect to that business.

The Company subsequently considered providing enhanced oil recovery services and supplying materials to existing operators of oil fields in Indonesia.  The Company was unable to develop that business and, during the year ended February 28, 2015, it investigated other potential acquisition candidates, and, on March 31, 2015, the Company acquired LFC in a reverse acquisition transaction.

At February 28, 2015, the Company did not have any subsidiaries.  At February 28, 2014, the Company had one subsidiary, Cala Energy International Corp., which was inactive at February 28, 2014 and whose existence was terminated during the year ended February 28, 2015.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(formerly known as CALA ENERGY CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2015 and 2014

Reverse Stock Split

On March 20, 2015, the Company effected a one-for-800 reverse stock split pursuant to which each share of common stock then outstanding became one-800th of a shares, with fractional shares being rounded up to the next higher whole number of shares.   All share and per share information in these financial statements retroactively reflect this reverse split.  See Note 8.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation

The consolidated financial statements include the accounts of and its controlled subsidiaries. Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.  As of February 28, 2014, the Company had one subsidiary, Cala Energy International Corp., which was inactive.  At February 28, 2015, the Company had no subsidiaries.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,551 and $35,607 in cash as at February 28, 2015 and February 28, 2014, respectively.

Segment Information

ASC 280 requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

Advertising and Promotion Costs

Costs associated with advertising and promotions are expensed as incurred. The Company did not incur any advertising and promotion costs for the years ended February 28, 2015 and 2014.

Fair Value of Financial Instruments

The fair values of the Company's accrued expenses and other current liabilities approximate their carrying values due to the relatively short maturities of these instruments. The carrying value of the Company's short and long term debt approximates fair value based on management's best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(formerly known as CALA ENERGY CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2015 and 2014

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities.  Because the Company generated a net loss in the years ended February 28, 2015 and 2014, any convertible securities were anti-dilutive.

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended February 28, 2015 and 2014, the Company did not engage in any business activities or generate any revenue, and the Company incurred a loss from operations of $136,756 and a net loss of $128,756 for the year ended February 28, 2015 and a loss from operations and a net loss of $260,154 for the year ended February 28, 2014.  The Company has a stockholders' deficit of approximately $39,000 at February 28, 2015 and $180,000 at February 28, 2014.  In addition, the Company had a negative cash flow in operating activities of approximately $68,000 and $145,000 for the years ended February 28, 2015 and 2014, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company may seek funding through additional issuance of common stock and/or borrowings from financial institutions; however, market conditions, together with the absence of an active trading market in the Company's common stock and the trading price of the common stock make it difficult for the Company to raise cash from the sale of equity and the Company's financial condition make it extremely difficult to borrow funds. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 31, 2014, the chief executive officer made a $12,000 loan to the Company, for which the Company issued its 10% senior promissory note in the principal amount of $12,000.  The note, which has the same terms as and was issued contemporaneously with the notes described in Note 5, was due December 31, 2015 or earlier in the event that the Company completes a private placement of its common stock.  As of February 28, 2015, the balance due on the note is $12,000.  The chief executive officer also made an advance to the Company of $100.  The following table sets forth information concerning notes payable related party:

	February 28, 2015	February 28, 2014
Non-interest bearing and payable on demand to chief executive officer of the Company	$100	$-
10% senior promissory note due to the chief executive officer	12,000	-
Total	$12,100	$-

In February 2015, the chief executive officer forgave $270,000 of accrued compensation, which represented all accrued compensation through February 28, 2015.  This forgiveness of indebtedness is treated as a contribution to capital and the amount of the forgiveness was transferred from liabilities to additional paid-in capital.

NOTE 5 – NOTES PAYABLE
On December 31, 2014, one individual who was not a related party at February 28, 2015 and one other non-affiliated person each made a $12,000 loan for which the Company issued its 10% senior promissory note in the principal amount of $12,000.  The notes were due December 31, 2015 or earlier in the event that the Company completes a private placement of our stock.  At February 28, 2015, notes in the principal amount of $24,000 were outstanding.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(formerly known as CALA ENERGY CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2015 and 2014

NOTE 6 – CAPITAL STOCK

On September 25, 2012, the Company filed a certificate of designation setting forth the rights, preferences and privileges of a new series of preferred stock designated as the series A convertible preferred stock, consisting of 5,000,000 shares. Each share of series A preferred stock was convertible into 20 shares of common stock. However, the series A preferred stock could not be converted into common stock until such date as the Company increased the number of authorized shares of common stock, either by an increase in the authorized common stock or a reverse split or combination of shares such that there are a number of authorized shares of common stock that are available, free from preemptive rights, equal to the maximum number of shares of common stock issuable upon conversion of the number of authorized shares of series A preferred stock.

On May 30, 2013, the Company amended its articles of incorporation to increase the authorized common stock from 225,000,000 shares to 400,000,000 shares.  The par value of $0.001 per share remained unchanged. In June 2013, the 5,000,000 shares of series A convertible preferred stock were converted into 125,000 shares of common stock.  As a result of the conversion of the series A convertible preferred stock, the converted shares became shares of preferred stock, without designation as to class.

During May 2013, the Company sold 50,000 shares of its common stock at its fair value $4.00 per share to investors, for which it received a total of $200,000.

During October and November 2013, the Company sold 6,250 shares of its common stock at its fair value $16.00 per share to investors, for which it received a total of $100,000.

In February 2015, the chief executive officer forgave $270,000 of accrued compensation, which represented all accrued compensation through February 28, 2015.  This forgiveness of indebtedness is treated as a contribution to capital and the amount was transferred from liabilities to additional paid-in capital.

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

The Company had a change in ownership during 2013.  As a result, due to the change in ownership provisions of the Internal Revenue Code, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a further change in ownership occur, net operating loss carryforwards may be further limited as to use in future years.

The Company has fully reserved the benefit from the tax loss carryforward as follows:

Net operating loss carryforward at February 28, 2015	$8,343,675
Tax rate	34%
Tax benefit of net operating loss carryforward	$2,836,850
Valuation allowance	$(2,836,850)
Deferred income tax asset	$0

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(formerly known as CALA ENERGY CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2015 and 2014

NOTE 8 – SUBSEQUENT EVENTS

On March 20, 2015, the Company effected a one-for-800 reverse stock split of its common stock pursuant to which each share of common stock then outstanding became one-800th of a share, with fractional shares being rounded up to the next higher whole number of shares.  All share and per share information has been retroactively adjusted to reflect the reverse split.

March 31, 2015, the Company acquired all of the capital stock of Lingerie Fighting Championships, Inc., a Nevada corporation ("LFC"), in a transaction which is accounted for as a reverse acquisition.  LFC, was incorporated in July 2014. LFC's activities from inception through December 31, 2014, were devoted primarily to the development, production, promotion and distribution of original entertainment which the plan to make commercially available predominantly through live entertainment events, as well as through digital home video, broadcast television networks, video-on-demand and digital media channels, although LFC did not produce any events since its organization. As a result of, and in connection with, the reverse acquisition:

•	The Company issued to the holders of the LFC common stock and convertible notes a total of 16,750,000 shares of common stock;
•	The Company issued 2,500,000 additional shares of common stock for $200,000, or $0.08 per share, in a private placement;
•	The shares of common stock issued to the holders of the LFC common stock and convertible notes represents approximately 85.1% of our outstanding common stock after giving effect to the reverse split, the reverse acquisition and the private placement;
•	The Company's business became the business of LFC;
•	The Company changed its corporate name to Lingerie Fighting Championships, Inc.;
•	The Company changed its fiscal year to the calendar year, which was the fiscal year of LFC prior to the reverse acquisition;
•	LFC was merged into the Company; and
•	Shaun Donnelly, who was the sole director and chief executive officer of LFC, became a director and chief executive officer.

The Company received the proceeds from the private placement of its common stock on April 2, 2015, and paid the 10% senior promissory notes in the principal amount of $36,000.  See Notes 4 and 5.