Form 10-Q
period 2015-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2015-08-14
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-148005

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
 (Exact name of Registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation of organization)	20-8009362 (I.R.S. Employer Identification No.)

6955 North Durango Drive
Suite 1115-129
Las Vegas, NV 89149
 (Address of principal executive offices)

(702) 527-2942
 (Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  19,769,977 shares of common stock are issued and outstanding as of August 7, 2015.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
FORM 10-Q
June 30, 2015

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.
Financial Statements
Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014
Unaudited Statement of Operations for the Three and Six Months Ended June 30, 2015
Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2015
Notes to Unaudited Financial Statements.
		2 2 3 4 5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10
Item 4.	Controls and Procedures.	10
PART II - OTHER INFORMATION
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	10
Item 6.	Exhibits.	11

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K which was filed with the SEC on April 7, 2015 (the “Super 8-K”) and in our registration statement on Form S-1, which was filed with the SEC on July 24, 2015 (the “Registration Statement”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

INTRODUCTORY STATEMENT

On March 31, 2015, we completed the acquisition of Lingerie Fighting Championships, Inc. (“LFC”) in a transaction which is accounted for as a reverse acquisition.  As a result of the reverse acquisition, we ceased to be a shell company and our business became the business of LFC, and our historical financial statements will be the financial statements of LFC, to the extent that such financial statements relate to periods prior to the completion of the reverse acquisition transaction.  In connection with the reverse acquisition, we changed our fiscal year to the calendar year.  Since LFC was formed in July 2014, we do not show results of operations or cash flows for any periods prior to LFC’s organization in July 2014.  On April 1, 2015, LFC was merged into us. References to the acquired company refer to Cala Energy Corp. as the accounting acquired party in the reverse acquisition transaction.

PART 1 - FINANCIAL INFORMATION

Item 1.                                        Financial Statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$116,971	$3,580
Total current assets	$116,971	$3,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expense	$-	$116
Total current liabilities	-	116

Stockholders' equity
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized at March 31, 2015, and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized, 19,769,977 and 11,500,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,977	1,150
Additional paid in capital	180,329	2,578
Accumulated deficit	(65,335)	(264)
Total stockholders' equity	116,971	3,464
Total liabilities and stockholders' equity	$116,971	$3,580

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2015	2015

Sales	$-	$-

Cost of goods sold	13,715	13,715

Gross profit	(13,715)	(13,715)

Operating expenses
General and administrative expenses	30,780	46,106
Total operating expense	30,780	46,106

Loss from operations	(44,495)	(59,821)

Other expense
Interest expense	-	(5,250)
	-	(5,250)

Net loss	$(44,495)	$(65,071)

Basic and diluted net income per share	$(0.00)	$(0.00)
Basic and diluted Weighted average number of shares of common stock outstanding	19,684,425	15,619,519

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

Six months
ended
June 30,
2015

Cash Flows from operating activities:
Net loss	$(65,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	5,250
Stock - based compensation	7,600
Changes in operating assets and liabilities:
Accounts payable and accrued expense	(6,216)
Net cash used in operating activities	(58,437)

Cash flows from investing activities:
Cash receipt from reverse acquisition	2,578
Net cash provided by investing activities	2,578

Cash flows from financing activities:
Repayment of notes	(12,000)
Repayment of notes - related party	(24,000)
Proceeds from related party convertible debt	3,850
Proceeds from convertible debt	1,400
Proceeds from sale of common stock	200,000
Net cash provided by financing activities	169,250

Net increase in cash	113,391
Cash, beginning of the period	3,580
Cash, end of the period	$116,971

Supplementary information
Cash paid during the period for:
Interest	$100
Income taxes	$-

Non cash investment and financing activities:
Net liabilities assumed in the reverse acquisition	$39,522
Common shares issued for conversion of debt	$5,250
Discount to debt for beneficial conversion feature	$5,250

See notes to unaudited financial statements

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

The Company is a development-stage media company, which is in the process of developing and implementing a program of original entertainment for mature audiences which it plans to make available predominantly through live entertainment events, as well as through digital home video, broadcast television networks, video-on-demand and digital media channels.  Prior to the reverse acquisition transaction described below, the Company was a shell corporation, and had been a shell corporation since February 28, 2013.  The Company has no subsidiaries.

References to LFC relate to Lingerie Fighting Championships, Inc. as it existed prior to the reverse acquisition transaction.  As a result of the reverse acquisition transactions, on March 31, 2015, LFC became a wholly-owned subsidiary of the Company, and on April 1, 2015, pursuant to an agreement of merger between the Company and LFC, LFC was merged into the Company and the Company’s corporate name was changed to Lingerie Fighting Championships, Inc.

On March 31, 2015, the Company, pursuant to share exchange agreement (the “Share Exchange Agreement”), among the Company, LFC, and the holders of all of the outstanding common stock and convertible notes of LFC exchanged their common stock and convertible notes of LFC for a total of 16,750,000 shares of common stock, which represented 85.1% of the Company’s common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph.  The issuance of the 16,750,000 shares of common stock to the former holders of LFC’s common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction.  The sole director and chief executive officer of LFC became a director and the chief executive officer of the Company.  As a result of the reverse acquisition, the Company’s business has become the business of LFC.

On March 31, 2015, contemporaneously with the closing pursuant to the Share Exchange Agreement, the Company issued 2,500,000 shares of common stock for a purchase price of $0.08 per share, for a total of $200,000.  The proceeds from the private placement were paid to the Company on April 2, 2015.  None of the purchasers in the private placement are affiliates of the Company.

Under generally accepted accounting principles, the acquisition by the Company of LFC is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by LFC of the Company, then known as Cala Energy Corp., with the issuance of stock by LFC for the net monetary assets of the Company.  The assets acquired and liabilities assumed were $2,578 and $42,100, respectively.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, LFC.  As a result, the comparable financial statements for prior period will be the financial statements of LFC.   The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the reverse acquisition transactions occurred as of the beginning of the first period presented.  Thus, the 11,500,000 shares of common stock issued to the former LFC stockholders are deemed to be outstanding for all periods reported from the date of the issuance of the underlying LFC shares, the 424,977 shares of common stock held by the Company’s stockholders prior to the reverse acquisition are deemed to have been issued on March 31, 2015, the closing date for the reverse acquisition transaction, and the 5,250,000 shares issued pursuant to the Share Exchange Agreement to the holders of LFC’s convertible notes are deemed to have been issued on March 31, 2015, the closing date of the reverse acquisition transaction, and the 2,500,000 shares issued in the private placement were issued on March 31, 2015.

(b)            Reverse Split

On April 20, 2015, the Company effected a one-for-800 reverse split, pursuant to which each share of common stock was converted into, and became 1/800 of a share of common stock, with fractional shares being rounded up to the next higher whole number of shares.  As a result of the reverse split, the 339,757,357 shares of common stock, then outstanding, became and were converted into 424,977 shares.  All references to shares of common stock and per share information retroactively reflect the reverse split.

(c)            Change of Fiscal Year

As a result of, and in connection with, the reverse acquisition, the Company changed its fiscal year to the calendar year, which was LFC’s fiscal year, from a fiscal year ending February 28.

(d)            Restatement of Prior Year Financial Results

The Company has restated its previously reported financial statements as at and for the period from July 21, 2014 (inception) through December 31, 2014 to reflect an advance forgiven by a related party accounted for as a contribution to capital that was originally reflected as revenue and cost of sales in error.

The total cumulative impact of the restatement is to decrease sales by $3,113, cost of sales by $600, provision for income taxes by $765, accounts payable and accrued liabilities by$765 and increase additional paid-in capital by $2,513.

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These interim financial statements should be read in conjunction with the financial statements and notes thereto for the period from July 21, 2014 (inception) through December 31, 2014 included in the Company’s Registration Statement on Form S-1, which was filed with the SEC on July 24, 2015.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three or six months ended June 30, 2015 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2015.  At June 30, 2015 and December 31, 2014, the Company had no subsidiaries.

Since LFC was organized in July 2014, the Company does not have financial statements for the three or six months ended June 30, 2014.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has generated no revenues since inception, has sustained losses since its organization and requires funding to generate revenue.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  The Company can give no assurances that it can or will become financially viable and continue as a going concern.

NOTE 4 – STOCKHOLDERS EQUITY

In February 2015, LFC borrowed a total of $5,250 from four individuals, for which LFC issued its 5% convertible promissory notes due September 30, 2015. Pursuant to the Share Exchange Agreement, these notes became converted into a total of 5,250,000 shares of common stock.  These notes did not become convertible until the completion of the reverse acquisition and the conversion was effected through an exchange of the notes for 5,250,000 shares of common stock pursuant to the Share Exchange Agreement. Two of the lenders may be deemed related parties.  See Note 5.  The Company analyzed the convertible debt option for derivative accounting treatment under ASC Topic 815, "Derivatives and Hedging," and determined that the instrument does not qualify for derivative accounting.  The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does have a beneficial conversion feature of $5,250 on March 31, 2015.  The $5,250 beneficial conversion feature was recorded to interest expense as the debt was exchanged for common stock on March 31, 2015.

On March 31, 2015:

•
Pursuant to the Share Exchange Agreement, the Company issued 11,500,000 shares of common stock to the stockholders of LFC and 5,250,000 shares of common stock to the holders of convertible note holders of LFC.  As a result of the reverse acquisition accounting, these shares issued to the former LFC stockholders are treated as being outstanding from the date of issuance of the LFC shares.

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

Pursuant to a release agreement dated June 4, 2015, between the Company and its former counsel, the Company and its former counsel exchanged general releases, and the Company issued to its former counsel 95,000 shares of common stock.  The shares were valued at $0.08 per share, which is the price per share paid in the Company's March 31, 2015 private placement, for a total of $7,600.

NOTE 5 – RELATED PARTY TRANSACTIONS

LFC’s chief executive officer, who became the Company’s chief executive officer in connection with the reverse acquisition, received 9,350,000 shares of common stock, representing 47.5% of the Company’s outstanding common stock, in exchange for 9,350,000 shares of LFC common stock pursuant to the Share Exchange Agreement.  The chief executive officer acquired his LFC common stock in July 2014 for $0.0001 per share, which was the par value of the LCF common stock.

Two individuals, one of whom was the Company’s then chief executive and chief financial officer prior to the reverse acquisition and became the Company’s chief financial officer after the reverse acquisition, and one who was not affiliated with the Company but who became a 5% stockholder as a result of the shares issued to him pursuant to the Share Exchange Agreement upon conversion of convertible notes held by him, each (i) made a $12,000 loan to the acquired company prior to the reverse acquisition transaction and received a 10% senior promissory note in the principal amount of $12,000, which were paid from the proceeds of the Company’s March 31, 2015 private placement (see Note 4), and (ii) made a loan to the LFC in the amount of $1,925, which became converted into 1,925,000 shares of common stock pursuant to the Share Exchange Agreement.  These loans represent $24,000 of the $36,000 of loans made by Cala Energy Corp. prior to the reverse acquisition transaction.  The convertible notes represent $3,850 of the $5,250 of convertible notes issued by LFC prior to the reverse acquisition.  See Note 6.

The liabilities of the Cala Energy Corp. that were assumed by the Company includes $100 due to the Company’s chief financial officer, who was then the Company’s chief executive officer and chief financial officer prior to the reverse acquisition.  This loan has been paid and is reflected in the change in accrued expenses.

The Company’s chief executive officer made a $115 advance to the Company during the period ended June 30, 2015.  The advance was non-interest bearing and payable on demand and has been paid and included in the change in accrued expenses.  See Note 6.

NOTE 6 – LOANS PAYABLE

On December 31, 2014, the Company, then known as Cala Energy Corp., borrowed $12,000 from each of three individuals for which the Company issued its 10% senior promissory note in the aggregate principal amount of $36,000.  The notes were due December 31, 2015 or earlier in the event that the Company completed a private placement of its common stock.  The notes, together with accrued interest, were paid from the proceeds of a $200,000 private placement of the Company’s common stock in April 2015, following the receipt by the Company of the proceeds from the private placement.  Two of the lenders may be deemed to be related parties.  See Note 5.

The Company had loans payable to its chief executive officer and chief financial officer in the amount of $215, which had been paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reverse Acquisition

Prior to March 31, 2015, we were a shell company not engaged in any business activities.  On March 31, 2015, pursuant to a share exchange agreement (the “Share Exchange Agreement”), among us, LFC, and the holders of all of the outstanding common stock and convertible notes of LFC pursuant to which the holders of LFC’s common stock and convertible notes exchanged their common stock and convertible notes of LFC for a total of 16,750,000 shares of common stock, which represented 85.1% of our common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph.  The issuance of the 16,750,000 shares of common stock to the former holders of LFC’s common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction.  The sole director and chief executive officer of LFC became a director and our chief executive officer.  As a result of the reverse acquisition, our business has become the business of LFC.

On March 31, 2015, contemporaneously with the closing pursuant to the Share Exchange Agreement, we issued 2,500,000 shares of common stock for a purchase price of $0.08 per share, for a total of $200,000.

Under generally accepted accounting principles, the acquisition by us of LFC is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by LFC of us with the issuance of stock by LFC for the net monetary assets of the Company.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, LFC.  As a result, the comparable financial statements for prior period will be the financial statements of LFC.  The accompanying financial statements reflect the recapitalization of the stockholders' equity as if the reverse acquisition transactions occurred as of the beginning of the first period presented.  Thus, the 11,500,000 shares of common stock issued to the former LFC stockholders are deemed to be outstanding for all periods reported since the date of the issuance by LFC of the underlying shares of LFC's common stock.  The 424,977 shares of common stock held by our stockholders prior to the reverse acquisition are deemed to have been issued on March 31, 2015, the closing date for the reverse acquisition transaction.

Because LFC was formed on July 21, 2014, we do not have comparative financial statements for the three or six months ended June 30, 2014.

Overview

We are engaged in the business of developing and marketing live entertainment involving scripted mixed marital arts events featuring attractive and athletic women, each of whom dresses as a specific character.  Prior to forming LFC, our chairman and chief executive officer, Shaun Donnelly, produced similar events which are available through the Internet.

On August 8, 2015, we presented our first program, Lingerie Fighting Championships 20:  A Midsummer Night’s Dream, at the Hard Rock Hotel and Casino in Las Vegas, Nevada.  The program featured eight matches with 16 fighters.  The fighters are beautiful women in attractive costumes.  Each of the fighters has a specific and unique persona and appearance.  Our event was live and carried on pay per view cable in United States and Canada. We expect that the program or a one-hour edited version will be available through video on demand in a number of countries, including the United States, Canada, Mexico, most of South America, the United Kingdom, Italy, India, Australia and New Zealand.  Our source of revenue from this program include a percentage of the fees received by the media distribution companies who carries our program, as well as from ticket sales and products related to the program.  We may also receive additional review from sales of products through our website and from sale of the program through video on demand and other post-event media distribution.  We are commencing discussions with respect to our second program, which we hope to schedule for October 2015.

Pursuant to an agreement with MultiVision Media, Inc., we granted MultiVision the exclusive right to distribute our August 8th program through all forms of television and video platforms in the United States, Mexico, Central and South America and the Caribbean and worldwide rights to live streaming as well as a right of first refusal with respect to our next two programs.  Pursuant to the agreement, MultiVision paid all costs associated with the live production, satellite distribution lighting, and television announcers.  MultiVision is to recover two times its estimated costs after which we and MultiVision will share in the net revenues generated by the program in accordance with a formula.

Although we did not generate any revenue during the six months ended June 30, 2014, we did incur costs of revenue during the three months ended June 30, 2015.  Our share of the revenue from the transmission of our program is based on reports from the media companies which distribute our programs.  Some of these distribution companies are subdistributors from companies to which we granted distribution rights.  As a result, there is a considerable delay from the time we produce our programs until the date on which we generate revenue from the media distribution of our programs, and there may be a further delay from the time the distributors report revenue until we receive payment.

Principals of Consolidation

Our unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These interim financial statements should be read in conjunction with the financial statements and notes thereto for the period from July 21, 2014 (inception) through December 31, 2014 included in our registration statement on Form S-1, which was filed with the SEC on July 24, 2015.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2015.  At June 30, 2015 and December 31, 2014, we had no subsidiaries.

Since LFC was organized in July 2014, we do not have financial statements for the three or six months ended June 30, 2014.

Going Concern

Our financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have generated no revenues since inception and we have sustained losses since our organization and we require funding to generate revenue.  These conditions raise substantial doubt as to our ability to continue as a going concern.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses.  We can give no assurances that it can or will become financially viable and continue as a going concern.

Results of Operations

Three and six months ended June 30, 2015

We had no revenue during the six months ended June 30, 2015.  During the three months ended June 30, 2015, we incurred expenses relating to our first program, which was presented on August 8, 2015 and which are classified as cost of revenue.  As a result, we had a negative gross profit of $13,715 for both the three and six months ended June 30, 2015.

For the three months ended June 30, 2015, we had general and administrative expenses of $30,781 and a loss from operations and a net loss of $44,496, or $0.00 per share (basic and diluted).  During the six months ended June 30, 2015, we had general and administrative expenses of $46,106, an operating loss of $59,821, interest expense of $5,250, and a net loss of $65,071, or $0.00 per share (basic and diluted).  The interest expense represents the amortization of the beneficial conversion feature of convertible notes that were issued and exchanged for common stock during the six months ended June 30, 2015. The general and administrative expenses are primarily legal and accounting expenses and include $7,600 representing the value of common stock issued to our former counsel during the second quarter of 2015 pursuant to a release agreement with such counsel.  The interest expense represents the beneficial conversion feature on our convertible notes in the principal amount of $5,250 which were issued in February 2015 and exchanged for common stock pursuant to the Share Exchange Agreement on March 31, 2015.

Liquidity and Capital Resources

At June 30, 2015, we had working capital of $116,971, representing our cash on hand, most of which represents the balance remaining from our $200,000 private placement on March 31, 2015.  We used the proceeds to pay $36,000 in loans which were incurred by the acquired company prior to the reverse acquisition as well as our ongoing operating expenses and expenses included in cost of revenue relating to our August 8th program.

Our cash used in operating activities of $58,437 reflects primarily our net loss of $65,071 and the change is accounts payable of $6,216 reflecting the payment of accounts payable and accrued expenses of the company acquired in the reverse acquisition transaction, partially offset by the value of the stock issued to our former counsel ($7,600) and the amortization of beneficial conversion feature of $5,250, which is reflects as interest on our statement of operations.  Our cash flow provided by investing activities represents the cash received from the reverse acquisition.  The cash flow from financing activities reflects primarily the $200,000 proceeds from our private placement, net of the $36,215 payment of notes which were incurred by the acquired company during 2015.

The balance of the net proceeds from our private placement of $200,000 will provide us with funding for our immediate needs.  However, we have generated no revenues from inception through June 30, 2015.  We cannot quantify either the amount or the timing of any revenue we may have generated from our August 8 program.   There is a significant delay between the date we present our program and the receipt of any proceeds generated from the media distribution program.

We have sustained losses since our organization and we require funding to generate revenue.  Our initial expenses related to the development and production of our first event, and we are beginning to incur ongoing operating expenses as we plan for out next program. We anticipate that we will be dependent, for the near future, on additional investment capital or other sources to fund our operations.  We can give no assurances that we can or will become financially viable and continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Shaun Donnelly, our chief executive officer, and Terry Butler, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Donnelly and Mr. Butler concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  At the end of our year ended December 31, 2014 and until March 31, 2015, when we completed the reverse acquisition, we were a privately-owned company and we did not perform an evaluation of our internal controls over financial reporting.  Because we no employees other than our chief executive officer, and our chief financial officer, who performs his services on an as-needed basis and is a consultant to us, and because we do not have segregation of duties and responsibilities, we do not believe that are internal controls over financial reporting are effective, and we cannot give any assurance that we will be able to design or implement effective internal controls over financial reporting in the near future.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

Pursuant to a release agreement dated June 4, 2015, between the Company and its former counsel, the Company and its former counsel exchanged general releases, and the Company issued to its former counsel 95,000 shares of common stock.  The shares were valued at $0.08 per share, which is the price per share paid in the Company’s March 31, 2015 private placement, for a total of $7,600.  The sale was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.  None of the shares were sold through an underwriter or broker, and, accordingly, there were no underwriting discounts, commissions or placement agency fees involved.  The firm agreed to hold the shares for investment and not with a view to the sale or distribution thereof, and the certificates for the shares bear a restricted stock legend and stop transfer instructions have been placed against the transfer of the shares.

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

August 14, 2015	By:	/s/ Shaun Donnelly
Shaun Donnelly, Chief Executive Officer and Principal Executive Officer

August 14, 2015	By:	/s/ Terry Butler
Terry Butler, Chief Financial Officer and Principal Accounting Officer