Form 10-Q
period 2015-09-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2015-11-13
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-55498

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  19,019,977 shares of common stock are issued and outstanding as of November 13, 2015.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
FORM 10-Q
September 30, 2015

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.
Financial Statements
Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014
Unaudited Statement of Operations for the Three and Nine Months Ended September 30, 2015 and the period July 21, 2014 (inception) to September 30, 2014
Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2015
Notes to Unaudited Financial Statements.
		2 2 3 4 5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12
Item 4.	Controls and Procedures.	13
PART II - OTHER INFORMATION
Item 5.	Other Information	13
Item 6.	Exhibits.	14

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K which was filed with the SEC on April 7, 2015 (the “Super 8-K”) and in our registration statement on Form S-1, which was declared effective by the SEC on August 24, 2015 (the “Registration Statement”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

INTRODUCTORY STATEMENT

On March 31, 2015, we completed the acquisition of Lingerie Fighting Championships, Inc. (“LFC”) in a transaction which is accounted for as a reverse acquisition.  As a result of the reverse acquisition, we ceased to be a shell company and our business became the business of LFC, and our historical financial statements are the financial statements of LFC, to the extent that such financial statements relate to periods prior to the completion of the reverse acquisition transaction.  In connection with the reverse acquisition, we changed our fiscal year to the calendar year.  Since LFC was formed in July 2014, we do not show results of operations or cash flows for any periods prior to LFC’s organization on July 21, 2014.  On April 1, 2015, LFC was merged into us. References to the acquired company refer to Cala Energy Corp. as the accounting acquired party in the reverse acquisition transaction.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$25,816	$3,580
Accounts receivable	15,016	-
Total current assets	$40,832	$3,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expense	$15,900	$116
Total current liabilities	15,900	116

Stockholders' equity (deficit)
Preferred stock, par value $0.001
10,000,000 shares authorized at March 31, 2015, and no shares issued and outstanding	-	-
Common stock, par value $0.001 per share,
400,000,000 shares authorized, 19,769,977 and 11,500,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,977	1,150
Additional paid in capital	180,329	2,578
Accumulated deficit	(157,374)	(264)
Total stockholders' equity	24,932	3,464
Total liabilities and stockholders' equity	$40,832	$3,580

See notes to financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months	July 21, 2014	Nine months
	ended	(inception) to	ended
	September 30,	September 30,	September 30,
	2015	2014	2015

Revenues	$18,642	$-	$18,642

Cost of goods sold	30,086	-	43,801

Gross profit	(11,444)	-	(25,159)

Operating expenses
General and administrative expenses	80,595	135	126,701
Total operating expense	80,595	135	126,701

Income (Loss) from operations	(92,039)	(135)	(151,860)

Other expense
Interest expense	-	-	(5,250)
	-	-	(5,250)

Net Income (Loss)	$(92,039)	$(135)	$(157,110)

Basic and diluted net income per share	$(0.00)	$(0.00)	$(0.01)
Basic and diluted weighted average number of shares of common stock outstanding	19,769,977	9,825,949	17,048,501

See notes to financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months
	ended	July 21 to
	September 30,	September 30,
	2015	2014
Cash Flows from operating activities:
Net loss	$(157,110)	$(135)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	5,250	-
Stock - based compensation	7,600	-
Changes in operating assets and liabilties:
Accounts receivable	(15,016)
Accounts payable and accrued expense	9,684	115
Net cash used in operating activities	(149,592)	$(20)

Cash flows from investing activities:
Cash receipt from reverse acquisition	2,578	-
Net cash provided by investing activities	2,578	-

Cash flows from financing activities:
Repayment of notes	(12,000)	-
Repayment of notes - related party	(24,000)	-
Proceeds from related party convertible debt	3,850	-
Proceeds from convertible debt	1,400	-
Proceeds from sale of common stock	200,000	1,215
Net cash provided by financing activities	169,250	1,215

Net increase in cash	22,236	1,195
Cash, beginning of the period	3,580	-
Cash, end of the period	$25,816	$1,195

Supplementary information
Cash paid during the period for:
Interest	$100	$-
Income taxes	$-	$-

Non cash investment and financing activities:
Net liabilities assumed in the reverse acquisition	$39,522	$-
Common shares issued for conversion of debt	$5,250	$-
Discount to debt for beneficial conversion feature	$5,250	$-

See notes to financial statements

LINGERIE FIGHTING CHAMPIONSHIPS
Notes to Financial Statements
December 31, 2014 and September 30, 2015 (unaudited)
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

LINGERIE FIGHTING CHAMPIONSHIPS
Notes to Financial Statements
December 31, 2014 and September 30, 2015 (unaudited)
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
NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These interim financial statements should be read in conjunction with the financial statements and notes thereto for the period from July 21, 2014 (inception) through December 31, 2014 included in the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on August 24, 2015.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three or nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2015.  At September 30, 2015 and December 31, 2014, the Company had no subsidiaries.
Since LFC was organized in July 2014, the Company’s financial statements for 2014 cover only the period July 21, 2014 (inception) to September 30, 2014.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company continually evaluates its estimates and judgments. The Company bases its estimates and judgments on historical experience and other factors that it believes to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.
Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $25,816 and $3,580 in cash at September 30, 2015 and December 31, 2014, respectively.

LINGERIE FIGHTING CHAMPIONSHIPS
Notes to Financial Statements
December 31, 2014 and September 30, 2015 (unaudited)
Revenue Recognition
The Company recognizes revenue from the sale of goods and services in accordance with ASC 605, "Revenue Recognition."  Revenue is recognized only when all of the following criteria have been met: (i) persuasive evidence for an agreement exists; (ii) service has been provided or goods has been delivered; (iii) the payment is fixed or determinable; and (iv) collection is reasonably assured.  The Company’s revenues pursuant to agreements with media distribution companies reflects the Company’s share of the total revenue generated pursuant to the agreements as reflected in the report from the media company.  Because the Company may not receive the report from the media distribution company until a significant time has passed from the date of the event, there may be a delay in reporting all revenue derived from an event.
Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.
Basic Income (Loss) Per Share
Basic (loss) per share of common stock is calculated by dividing the Company's net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing our net income available by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no common stock equivalents outstanding for the nine months ended September 30, 2015 or the period July 21, 2014 (inception) to December 31, 2014.  For purpose of determining outstanding shares, the shares of common stock issued to pursuant to the Share Exchange Agreement are deemed outstanding from the date of the issuance of the underlying LFC common stock, and the shares held by our stockholders prior to the reverse acquisition are deemed outstanding from the date of the reverse acquisition, which is March 31, 2015.  Because we generated a net loss for the three and nine months ended September 30, 2015 and the period July 21, 2014 (inception) to September 30, 2014, basic and diluted loss per share are the same.
Recent Accounting Pronouncements
The Company's management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company's financial statements.
NOTE 3 – GOING CONCERN
The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has generated nominal revenues since inception, has sustained losses since its organization and requires funding to generate revenue.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.
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

LINGERIE FIGHTING CHAMPIONSHIPS
Notes to Financial Statements
December 31, 2014 and September 30, 2015 (unaudited)
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

LINGERIE FIGHTING CHAMPIONSHIPS
Notes to Financial Statements
December 31, 2014 and September 30, 2015 (unaudited)
The Company’s chief executive officer made a $115 advance to the Company during the period ended September 30, 2015.  The advance was non-interest bearing and payable on demand and has been paid and included in the change in accrued expenses.  See Note 6.

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
NOTE 7 – SUBSEQUENT EVENTS
On November 12, 2015, the Company purchased 750,000 shares of common stock from a consultant for $75.  These shares had been issued by LFC pursuant to a founders’ agreement dated July 28, 2014 for $75 and were exchanged for 750,000 shares of common stock pursuant to the Share Exchange Agreement.  The founders’ agreement gave the Company the right to repurchase the shares at cost if she ceased to be a consultant during the first year.  The Company exercised this right and repurchased the shares.  The Company intends to cancel these shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reverse Acquisition
Prior to March 31, 2015, we were a shell company not engaged in any business activities.  On March 31, 2015, pursuant to a share exchange agreement (the “Share Exchange Agreement”), among us, LFC, and the holders of all of the outstanding common stock and convertible notes of LFC, the holders of LFC’s common stock and convertible notes exchanged their common stock and convertible notes of LFC for a total of 16,750,000 shares of common stock, which represented 85.1% of our common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph.  The issuance of the 16,750,000 shares of common stock to the former holders of LFC’s common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction.  The sole director and chief executive officer of LFC became a director and our chief executive officer.  As a result of the reverse acquisition, our business has become the business of LFC.
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
Because LFC was formed on July 21, 2014, the financial statements included in this Form 10-Q are for the period July 21, 2014 to September 30, 2014.
Overview
We are engaged in the business of developing and marketing live entertainment involving scripted mixed marital arts events featuring attractive and athletic women, each of whom dresses as a specific character.  Prior to forming LFC, our chairman and chief executive officer, Shaun Donnelly, produced similar events which are available through the Internet.
On August 8, 2015, we presented our first program, Lingerie Fighting Championships 20:  A Midsummer Night’s Dream, at the Hard Rock Hotel and Casino in Las Vegas, Nevada.  The program featured eight matches with 16 fighters.  The fighters are beautiful women in attractive costumes.  Each of the fighters has a specific and unique persona and appearance.  Our event was live and carried on pay per view cable in United States and Canada. The program or a one-hour edited version is available through video on demand in a number of countries, including the United States, Canada, Mexico, most of South America, the United Kingdom, Italy, India, Australia and New Zealand.  Our source of revenue from this program include ticket sales and a percentage of the fees received by the media distribution companies who carries our program, as well as from products related to the program.  We may also receive additional review from sales of products through our website and from sale of the program through video on demand and other post-event media distribution.  We are evaluating potential opportunities for our second program.
Our revenue is derived from ticket sales, sales of products relating to our programs and revenue from the media distribution of our programs.  In general, our revenue from media distribution of our programs generally represents a percentage of the revenue generated by the media distribution companies, which is based on reports that we receive from the media distribution companies.  As a result, we do not know the revenue from our programs until we receive a report from the media distribution companies, and there is a considerable delay from the time we produce our programs until the date on which we generate revenue from the media distribution of our programs, and there may be a further delay from the time the distributors report revenue until we receive payment.

Pursuant to our agreement with MultiVision Media, Inc., we granted MultiVision the exclusive right to distribute our August 8th program through all forms of television and video platforms in the United States, Mexico, Central and South America and the Caribbean and worldwide rights to live streaming as well as a right of first refusal with respect to our next two programs.  Pursuant to the agreement, MultiVision paid all costs associated with the live production, satellite distribution lighting, and television announcers.  MultiVision is to recover two times its estimated costs after which we and MultiVision will share in the net revenues generated by the program in accordance with a formula.  Because the costs of the program exceed the revenue from the programs, we did not generate any revenue under our agreement with MultiVision.
Principals of Consolidation
 Our unaudited interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These interim financial statements should be read in conjunction with the financial statements and notes thereto for the period from July 21, 2014 (inception) through December 31, 2014 included in our registration statement on Form S-1, which was declared effective by the SEC on August 24, 2015.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2015.  At September 30, 2015 and December 31, 2014, we had no subsidiaries.
 Since LFC was organized in July 2014, our financial statements for 2014 cover the period June 21, 2014 (inception) to September 30, 2014.
Going Concern
Our financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have generated limited revenues since inception and we have sustained losses since our organization and we require funding to generate revenue.  These conditions raise substantial doubt as to our ability to continue as a going concern.
 Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses.  We can give no assurances that it can or will become financially viable and continue as a going concern.
 Results of Operations
Three and nine months ended September 30, 2015 and the period July 21, 2014 (inception) to September 30, 2014
We had no revenue during the period July 21, 2014 (inception) through September 30, 2014.  Our loss of $135, or $0.00 per share, reflected general and administrative expenses of $135.
Our revenue for the three and nine months ended September 30, 2015 of $18,642, represented ticket sales of approximately $3,600 and revenue from media distribution of approximately $15,000 relating to our August 8th program.  The revenue from media distribution represents our share of revenue from media distribution companies other than from MultiVision.  Because our agreement with MultiVision provides that we do not share in revenue generated by MultiVision until MultiVision has recovered twice its estimated costs and the revenue generated by MultiVision was less that its costs, we did not generate any revenue from media distribution by MultiVision.  To the extent that we recognize revenue from media distribution which is not accrued at September 30, 2015, such revenue will be accrued in the quarter in which we know the amount of revenue and our receipt of payment is assured.  We cannot assure you that we will generate any additional revenue from our August 8th program.

Our cost of revenue for the three and nine months ended September 30, 2015 of $30,085 and $43,801, respectively, represented our costs relating to our August 8th program, some of which were incurred during the second quarter of 2015.
For the three months ended September 30, 2015, we had general and administrative expenses of $80,595 and a loss from operations and a net loss of $92,039, or $0.00 per share (basic and diluted).  During the nine months ended September 30, 2015, we had general and administrative expenses of $126,701, an operating loss of $151,860, interest expense of $5,250, and a net loss of $157,110, or $0.01 per share (basic and diluted).  The interest expense represents the amortization of the beneficial conversion feature of convertible notes that were issued and exchanged for common stock during the nine months ended September 30, 2015. The general and administrative expenses are primarily legal and accounting expenses and include $7,600 representing the value of common stock issued to our former counsel during the second quarter of 2015 pursuant to a release agreement with such counsel.
Liquidity and Capital Resources
At September 30, 2015, we had working capital of $24,932, representing our cash on hand, most of which represents the balance remaining from our $200,000 private placement on March 31, 2015, accounts receivable of $15,016, representing our share of the proceeds from the media distribution of our August 8th program based on reports from our media distribution companies, and modest cash received from ticket sales.  We used the proceeds of our private placement to pay $36,000 in loans which were incurred by the acquired company prior to the reverse acquisition as well as our ongoing operating expenses and expenses included in cost of revenue relating to our August 8th program.
Our cash used in operating activities of $149,592 reflects primarily our net loss of $157,110, less the increase in accounts receivable of $15,016, plus the increase in accounts payable of $6,216 reflecting the payment of accounts payable and accrued expenses of the company acquired in the reverse acquisition transaction, partially offset by the value of the stock issued to our former counsel of $7,600 and the amortization of beneficial conversion feature of $5,250, which is reflects as interest on our statement of operations.  Our cash flow provided by investing activities represents the cash received from the reverse acquisition.  The cash flow from financing activities reflects primarily the $200,000 proceeds from our private placement, net of the $36,000 payment of notes which were incurred by the acquired company during 2015.
The balance of the net proceeds from our private placement of $200,000 will provide us with funding for our most immediate needs.  However, we have generated only nominal revenues from inception through September 30, 2015.  We cannot quantify either the amount or the timing of any revenue we may have generated from our August 8th program.   There is a significant delay between the date we present our program and the receipt of any proceeds generated from the media distribution program.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, our management, including Shaun Donnelly, our chief executive officer, and Terry Butler, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.
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
Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Donnelly and Mr. Butler concluded that our disclosure controls and procedures were not effective as of September 30, 2015.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  At the end of our year ended December 31, 2014 and until March 31, 2015, when we completed the reverse acquisition, we were a privately-owned company and we did not perform an evaluation of our internal controls over financial reporting.  Because we have no employees other than our chief executive officer, and our chief financial officer, who performs his services on an as-needed basis and is a consultant to us, and because we do not have segregation of duties and responsibilities, we do not believe that are internal controls over financial reporting are effective, and we cannot give any assurance that we will be able to design or implement effective internal controls over financial reporting in the near future.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 5.  Other Information
On November 12, 2015, the Company purchased 750,000 shares of common stock from a consultant for $75.  These shares had been issued by LFC pursuant to a founders’ agreement dated July 28, 2014 for $75 and were exchanged for 750,000 shares of common stock pursuant to the Share Exchange Agreement.  The founders’ agreement gave the Company the right to repurchase the shares at cost if she ceased to be a consultant during the first year.  The Company exercised this right and repurchased the shares.  The Company intends to cancel these shares.

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

November 13, 2015	By:	/s/ Shaun Donnelly
Shaun Donnelly, Chief Executive Officer and Principal Executive Officer

November 13, 2015	By:	/s/ Terry Butler
Terry Butler, Chief Financial Officer and Principal Accounting Officer