Form 10-K
period 2015-12-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2016-04-14
CIK 1407704

U. S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-K

 X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Copies to:
Gregg Jaclin, Esq.
John O’Leary, Esq.
Szaferman Lakind Blumstein & Blader, P.C.
101 Grovers Mill Road, Suite 200
Lawrenceville, NJ 08648
Phone: (609) 275-0400
E-mail: gjaclin@szaferman.com

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o☐ Yes ☒No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes    ☒No

On June 30, 2015, the last day of our most recent second quarter, the aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant's common stock, was approximately:  N/A.  There was no active trading market in the Company’s common stock on or prior to June 30, 2015.

The number of shares of registrant's common stock outstanding as of April 12, 2016 was 19,769,977.

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

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

PART I

ITEM 1.   BUSINESS.

We were incorporated in Nevada on November 29, 2006 under the name Sparking Events, Inc., and on September 16, 2013 our corporate name was changed to Cala Energy Corp., (formally, Xodtec LED, Inc.) under which we were engaged in the business of offering services, such as enhanced oil recovery and material supplies, to gas and oil fields predominantly located in Southeast Asia. We were not successful in our efforts and discontinued this line of business.  Since that time, and prior to the “Exchange Agreement” (defined below) we have been a "shell company", as such term is defined in Rule 12b-2 of the Exchange Act.

On March 31, 2015, the Company, pursuant to share exchange agreement (the "Share Exchange Agreement"), among the Company, Lingerie Fighting Championships, Inc. (“LFC”), and the holders of all of the outstanding common stock and convertible notes of LFC exchanged their common stock and convertible notes of LFC for a total of 16,750,000 shares of common stock, which represented 84.70% of the Company's common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph.  The issuance of the 16,750,000 shares of common stock to the former holders of LFC's common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction.  The sole director and chief executive officer of LFC became a director and the chief executive officer of the Company.  As a result of the reverse acquisition, the Company's business has become the business of LFC.

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

Effective as of April 1, 2015, we changed our name to "Lingerie Fighting Championships, Inc." a name which more accurately represents our new business. We effected the name change by virtue of a short form merger, pursuant to which LFC (our wholly owned subsidiary after the LFC Acquisition)  merged with and into the Company, with the Company remaining as the surviving parent corporation. In connection with the name change, we submitted to FINRA a voluntary request for the change of our OTC trading symbol. Our Common Stock now trades under the symbol “BOTY”.

As a result of, and in connection with, the reverse acquisition, the Company changed its fiscal year to December 31,  which was LFC's fiscal year, from a fiscal year ending February 28.

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

We do not have a principal office.  Our mailing address is 6955 North Durango, Suite 1115-129, Las Vegas, NV, 89149, telephone (702) 527-2942.  Our website is www.lingeriefc.com.

DESCRIPTION OF BUSINESS
As a result of the LFC Acquisition, we are seeking to develop our business (through our wholly owned subsidiary) of organizing, promoting,  producing, commercializing and distributing original entertainment events and programming to be made commercially available through live events, broadcast television, video-on-demand and digital media.
History
As described above, we were incorporated in Nevada on November 29, 2006 under the name Sparking Events, Inc., and on September 16, 2013 our corporate name was changed to Cala Energy Corp., (formally, Xodtec LED, Inc.) under which we were engaged in the business of offering services, such as enhanced oil recovery and material supplies, to gas and oil fields predominantly located in Southeast Asia. We were not successful in our efforts and discontinued this line of business.  Since that time we have been a "shell company" as such term is defined in Rule 12b-2 under the Exchange Act.  As a result of the reverse acquisition, we have ceased to be a shell company.

LFC, our wholly owned subsidiary upon the closing of LFC Acquisition, was incorporated in the State of Nevada on July 21, 2014. Immediately after the LFC Acquisition, we elected to effectuate a short form merger between us and our newly acquired LFC subsidiary, which resulted in the merger of LFC into us with us as the remaining surviving company and the change of our name "Lingerie Fighting Championships, Inc.

THE SHARE EXCHANGE AND RELATED TRANSACTIONS
The LFC Acquisition
On March 31, 2015 (the "Closing Date"), the Company, LFC, and the shareholders and the holders of Convertible Notes of LFC (each, a "LFC Shareholder" and together the "LFC Shareholders") entered into a share exchange agreement (the "Exchange Agreement"). Pursuant to the terms of the Exchange Agreement, we exchanged 16,750,000 shares of our Common Stock for (i) 11,500,000 shares of LFC Common Stock, and (ii) the Convertible Notes of LFC which were automatically convertible upon a merger into 5,250,000 shares of LFC Common Stock, as a result of which LFC has become a wholly-owned subsidiary of the Company, and we became an operating Company.
LFC is a media company focused on the development, production, promotion and distribution of original entertainment which we plan to make commercially available predominantly through live entertainment events, as well as through digital home video, broadcast television networks, video-on-demand and digital media channels. As a result, we have ceased to be a shell company.  Effective as of April 1, 2015, we changed our name to "Lingerie Fighting Championships, Inc.," (by virtue of the short form merger with our new LFC subsidiary) to reflect our new business focus.
At the closing of the LFC Acquisition, pursuant to the Exchange Agreement:
•
All shares of LFC Common Stock (including shares of LFC Common Stock issuable upon conversion of certain LFC Convertible Notes) issued and outstanding immediately prior to the closing of the LFC Acquisition were exchanged on a one-for-one basis into an aggregate of 16,750,000 shares of our Common Stock or approximately 84.70% of our outstanding Common Stock;

•
The investors in our PPO financing upon the closing of the LFC Acquisition acquired an aggregate of 2,500,000 shares of our Common Stock or approximately 12.65% of our outstanding Common Stock for gross offering proceeds of $200,000;

•
The 424,977 shares of our Common Stock issued and outstanding immediately prior to the LFC Acquisition and PPO financing, now only reflect approximately 2.65% of our outstanding Common Stock as a result of the said transactions;

As of the effective date of the LFC Acquisition, the LFC Shareholders (which, for the avoidance of doubt includes the holders of Convertible Notes) received 84.70% of the outstanding shares of our Common Stock, pursuant to which each such LFC Shareholder was entitled his or her pro-rata portion thereof.  The remaining 15.30% of such shares are held as follows; (i) the shareholders of the Company immediately prior to the closing of the LFC Acquisition retained approximately 2.65% of the outstanding shares of our Common Stock, pursuant to which each such Company shareholder was entitled to his or her pro-rata portion thereof and (ii) the five investors in the PPO financing received 12.65% of the outstanding shares of Common Stock.

The Equity Financing
Concurrently with the closing of the LFC Acquisition, we consummated the closing of a private placement offering (the "PPO") for the sale of 2,500,000 shares of Common Stock, at an offering price of $0.08 per share, to certain accredited investors and non-U.S. Persons pursuant to the terms and conditions of a Securities Purchase Agreement and Escrow Agreement between us and the subscribers to the PPO.  The closing of the LFC Acquisition was a condition precedent to the closing of the PPO. The PPO offering was fully subscribed for by five investors with $36,000 of the proceeds allocated towards the repayment of our indebtedness.
Departure and Appointment of Directors and Officers
Our board of directors of the Company (the "Board") immediately prior to the LFC Acquisition consisted of one (1) member, Terry Butler, who also served as our Chief Executive Officer, Chief Financial Officer since July 2012 ("Butler").

Upon closing of the LFC Acquisition, Butler remained as director and Chief Financial Officer and was appointed by the Board to serve as the Secretary and Treasurer of the Company, and Shaun Donnelly, the principal officer and founder of LFC, was elected by the Board to serve as a director, Chief Executive Officer and President of the Company.

Lock-up Agreements and Other Restrictions
Certain LFC Shareholders, namely, Mohammed Ismail ("Ismail"), Stephen J. Ureczky ("Ureczky"), as well as Michelle C. Blanchard ("Blanchard" and, together with Ismail and Ureczky, (the "Restricted Holders") were parties to certain lock-up agreements with LFC, pursuant to which  the Restricted Holders are prohibited (except in certain limited circumstances) from certain sales, short selling or dispositions of our Common Stock (the "Lock-Up Agreements") in accordance with the following (collectively, the "Lock-Up"):

(i)
Blanchard and Ureczky, holding an aggregate of 750,000 shares of our Common Stock each,  are each restricted until the earlier to occur of: (i) July 29, 2017 or (ii) eighteen months from the date that Blanchard is no longer employed or acting as a consultant to the Company;

(ii)	Ismail, holding an aggregate of 650,000 shares of our Common Stock, is restricted for eighteen months following the Closing Date of the LFC Acquisition; and

A portion of the shares issued to the Restricted Holders and subject to the Lock-Up are redeemable by the Company at $0.00010 per share in such event that the Restricted Holders are no longer employed by or acting as a consultant to the Company and, wishes to transfer shares of Common Stock prior to the date set forth in the Lock-Up Agreements.

Pro Forma Ownership
Immediately after giving effect to the closing of the LFC Acquisition and the PPO financing, there were 19,769,977 shares of Common Stock issued and outstanding, held as follows:
•
the LFC Shareholders (inclusive of holders of 5% Convertible Notes) prior to the LFC Acquisition were issued 16,750,000 shares of our Common Stock or approximately 85.13% of our outstanding Common Stock;

•
the subscribers to the PPO financing hold 2,500,000 shares of our Common Stock or approximately 12.7% of our outstanding Common Stock ; and for cash proceeds of $200,000.  Upon the closing of the PPO financing, $36,000 of the $200,000 gross proceeds raised pursuant to the sale of PPO Shares were used to repay and discharge our obligations under the Senior Notes (See Item 8.01),

•
The Company's pre-existing shareholders, existing prior to the LFC Acquisition, continue to hold 424,697 shares of our Common Stock which now only constitutes approximately 2.16% of our outstanding Common Stock.

No other securities convertible into or exercisable or exchangeable for our Common Stock (including options or warrants) are outstanding.

Listing; Stock Symbol

Our Common Stock is quoted on the OTC Pink under the symbol "BOTY".

Accounting Treatment; Change of Control
The LFC Acquisition is being accounted for as a "reverse acquisition," and LFC is deemed to be the acquirer for accounting purposes.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the LFC Acquisition will be those of LFC and will be recorded at the historical cost basis of LFC, and the consolidated financial statements after completion of the LFC Acquisition will include the assets and liabilities of LFC, historical operations of LFC, and operations of LFC from the Closing Date of the LFC Acquisition.  As a result of the issuance of the shares of our Common Stock pursuant to the LFC Acquisition, a change in control of the Company occurred as of the date of consummation of the LFC Acquisition.  Except as described in this Current Report, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our Board and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.
The parties have taken all actions necessary to ensure that the LFC Acquisition is treated as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

We continue to be a "smaller reporting company," as defined under the Exchange Act, following the LFC Acquisition.

Our Business

Our LFC business and brand is focused on building and establishing a sports entertainment league that utilizes wrestling and mixed martial arts ("MMA") fighting techniques together with fictional character personas, parodies of public figures and professional sporting leagues and fictional storylines for purposes of providing entertainment. We seek to promote and market our brand, our programming, our events and our products.

Our mission is to establish the popularity of our LFC league and brand based on the future success of our athletes, fictional character personas and other entertainment value.  Our uniqueness is derived from our predominantly all female league structure, where a vast array of beautiful, attractive and unique women engage in a provocatively scripted version of wrestling and MMA fighting techniques against one another for purposes of delivering high quality entertainment to mature audiences.

Our management believes that the LFC league and our unique approach in applying a predominantly all female league structure to wrestling and mixed martial arts gives us a substantial competitive advantage to build the popularity of the LFC league in general.

Parody, Satire and Drama
Our entertainment also involves the development of original fictional characters or settings that both directly and indirectly references other athletes, professional figures, sports entertainment leagues, athletic events and/or celebrity personas through parody and/or satire or drama with the intent to highlight and create irreverent, funny or dramatic characters and situations that mock, what we believe to be, an over-promoted pop phenomena prevalent in today's media and sports entertainment leagues.
Our Events
Our operations seek to be organized around the development, promotion and distribution of our live events and televised entertainment programming. We also seek to develop branding and merchandising avenues for revenues.
Live Events
We seek to produce and market our first live entertainment event in Las Vegas, NV, and intend expand our entertainment events into other cities and states. Our live events will capture scripted and choreographed live action fight sequences, as well as pre-fight and post-fight reports, to be recorded and edited by our in-house production team and serve as the live action fictional content for our video and television programming. It is intended that these live events will be promoted through a variety of media outlets, including television, radio, print, the Internet and local grass roots marketing efforts.

To date, we have conducted one live entertainment event and continue to promote the LFC brand through our various YouTube® channels, advertising videos and other related promotional materials.
We expect to launch our first full regular season of the LFC sporting events in May of 2015, which will most likely take place in Nevada, but no assurance can be made that the event will take place or that we will find financing or an appropriate venue.  We will continue to work on obtaining contracts with both our current and prospective entertainers.
Video Programming
We are an independent producer of video programming for digital home video and intend to develop such video programming for broadcast television, cable television, pay-per-view and video-on-demand markets. We produce scripted style fights featuring attractive and athletic females of the LFC league clothed in lingerie. Our featured episodes, called the Lingerie Fighting Championships, will include live action content stylized and modeled in the format of a reality television series.
Each episode will be 120 minutes in length and features variable lengths of choreographed fight sequences, fighter vignettes and behind the scenes footage, pre-fight and post-fight commentary, as well as entertaining fictional storylines that combine drama, parody and satire.
Television Programming; Pay-Per View Programming
We will produce and own our television programming and video library and believe that pay-per-view and video-on-demand television distribution presents opportunities to generate revenue for our business.  In an effort to build our LFC brand, we plan to distribute our live event programming through pay-per-view and video-on-demand television outlets in the future.
Home Video
We expect to pursue opportunities in the home video market by licensing, on a distribution fee and/or royalty basis our growing video library to third parties to develop, produce, manufacture, and sell DVDs for the home video market.  We hope to develop a video library with proprietary material from our live events, television broadcasts, special events and behind the scenes content of live events. To date, we have developed and produced an LFC DVD entitled "Lingerie Fighting Championships: Lace vs Leather" which is currently being sold on the LFC official website (www.lingeriefc.com) as well as Amazon.com.
It is intended that we will continue to produce develop our video programming to be sold in DVD volume installments in retail stores and on-line via such e-commerce platforms such as the LFC official site (www.lingeriefc.com) and other third party retailers including, but not limited to, Amazon® and iTunes®. We are currently in discussion with various other retailers specializing in home video distribution. All references herein to Amazon®, iTunes®, YouTube® or Facebook® are to websites operated by such entities and we do not have any rights, affiliation or license with them other than the presence of our media or products on such media platforms as set forth herein.
Online Programming
We utilize the Internet to communicate with our fans and market and distribute our various programming. Through our network of websites and social media, our fans and customers can obtain the latest news and information on the LFC, purchase our live event tickets, home video programming, and purchase our branded merchandise. Our main site is www.lingeriefc.com. We will promote www.lingeriefc.com at our live events and on our televised programming.
The Company utilizes a Facebook page that has accrued a modest fan base of followers (https://www.facebook.com/lfcfighting).  We also have two (2) YouTube® channels with a small, growing fan base. We will seek to hire administrative employees to administer and build our social media presence.

Branded Merchandise
Licensing and Direct Sales.
We believe that licensing of LFC names, logos and copyrighted works on a variety of retail products presents a further opportunity to generate revenues.  As our brand grows, we expect to pursue greater opportunities to expand our licensing efforts through a more comprehensive licensing program.
Competition
Competition for Viewers.  The entertainment market in which we operate has a limited fan base and is highly competitive. We must compete for the time and attention of viewers with more established content programming and entertainment value. We compete on the basis of a number of factors, including quality of experience, relevance, accessibility, perceptions of ad load, brand awareness and reputation.
List of Competitors. Our events, we anticipate, caters to a niche audience. Our audience, we anticipate, will consist primarily of a mature audience with an appreciation of MMA and contact sports and professional wrestling. We compete with athletic events as well as mature audience entertainment. While we do pride our business model on having an athletic appeal, we do not deem ourselves as a conventional full contact sport, and our events are designed as scripted fictional entertainment. For additional details on risks related to competition for listeners, please refer to the section entitled "Risk Factors."
Our competitors include among others:
•
Sports Entertainment Providers.  We compete on a national basis primarily with World Wrestling Entertainment, Inc., and its subsidiaries (collectively, the "WWE") and Zuffa, LLC, the American sports promotion company specializing in mixed martial arts and parent company of the Ultimate Fighting Championship league (collectively, the "UFC"). We will have to compete with WWE and the UFC in many aspects of our business, including viewership, application of mixed martial arts, access to arenas, the sale and licensing of branded merchandise and distribution channels for our televised programs. We also directly compete to find, hire and retain talented performers. WWE and UFC has substantially greater financial resources than we do, and already has an established fan base and following, and are affiliated with television cable networks on which WWE's and UFC's programs are aired. Other sources of competition in our sports entertainment market are regional promoters of wrestling events.

•
Television Network Scheduling. Conventional sports channels may not accept us or may limit us to less popular time slots. Because we are not a conventional sports league, and due to the mature target audience for our events, mainstream sporting channels may not accept us or may limit our events to mid-day, late night or "half time" type channel slots, as opposed to prime-time televised scheduling.

•
Other Forms of Media.  We compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. We rely on having a modest but growing YouTube® following. To the extent existing or potential viewers choose to watch cable television, stream video from on-demand services such as Netflix, Hulu, VEVO or YouTube or play interactive video games on their home-entertainment system, computer or mobile phone rather than view our LFC programming or attend our live events, these content services pose a competitive threat.

Government Regulation
Live Events. In various states in the United States and some foreign jurisdictions, athletic commissions and other applicable regulatory agencies require fighting leagues to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct live events. Since we are scripted and not a full contact competitive sport, we are not subject to such regulation. If rules change or if our business structure changes or if we are perceived as being an athletic full contact sport, we could become subject to such regulation.  In the event that we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events over an extended period of time or in a number of jurisdictions could lead to a decline in the various revenue streams generated from our live events, which could adversely affect our operating results.
Television Programming. The production of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. We voluntarily designate the suitability of each of our television shows using standard industry ratings. Changes in governmental policy and private-sector perceptions could further restrict our program content and adversely affect our levels of viewership and operating results.
Online Programming. The Company intends to conduct business on the internet and will be subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security, data protection and privacy, among other things. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business. In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of information. Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information. Any failure on our part to comply with these laws may subject us to significant liabilities.
Intellectual Property
Trademarks and Copyrights. We believe that intellectual property and merchandising will be material to our business and we will expend cost and effort in an attempt to develop and protect our intellectual property and to maintain compliance vis-à-vis other parties' intellectual property. A principal focus of our efforts is to protect the intellectual property relating to our originally created characters portrayed by our performers, which encompasses images, likenesses, names and other identifying indicia of these characters. We have registered the domain name www.lingeriefc.com as our website. We currently do not have any registered trademarks. We may, however, seek to register or assert common law rights with respect to the names, terms, slogans, titles and event names we have been using to date.
We anticipate some revenues from branding merchandise, apparel, and particularly lingerie and swimwear using both our and other licensed brands. To accomplish this, we will have to rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks, contractual restrictions, technological measures and other methods. Further, we seek to enforce our intellectual property rights by, among other things, searching the internet to ascertain unauthorized use of our intellectual property, seizing goods that feature unauthorized use of our intellectual property and seeking restraining orders and/or damages in court against individuals or entities infringing our intellectual property rights. Our failure to curtail piracy, infringement or other unauthorized use of our intellectual property rights effectively, or our infringement of others' intellectual property rights, could adversely affect our operating results. We may be the subject of trademark and copyright infringements suits from other companies that seek to protect their names or marks on the basis of similarity or dilution, and no assurance can be made that we will be able to defend such actions.
Employees
Management.
Mr. Shaun Donnelly, a veteran television and film producer, is the original creator of the LFC event and created, promoted and operated the first LFC event prior to founding LFC. Mr. Donnelly has created television shows for such networks as Starz, AMI, PlayboyTV, UKTV and YouToo. Mr. Donnelly writes, produces and edits each episode of LFC and directs the fight performances and character post- fight and pre-fight interviews.

LFC Cast.
Karmen Moon. Ms. Moon is a resident of Boston Massachusetts and current Playboy model and host to several TV shows. She has also generated a substantial on-line following.
Serina "Honey Punch" Kyle: Ms. Kyle is one of the most popular LFC fighters. Her LFC fictional character personifies a sweet and angelic personality with a tough fighting presence.
Michelle "the Scrapper" Blanchard. Ms. Michelle Blanchard is a member of the Lingerie Football League's Los Angeles Outlaws franchise and is the world's first two-sport lingerie athlete. She co-hosts several cable MMA shows. Ms. Michelle Blanchard is one of the LFC founders.
Chloe Cameron: Ms. Cameron is a bikini model who personifies an all-American blonde beauty.
Joel Kane. Mr. Kane personifies and embodies a character that teaches, instructs and coaches the other LFC members.
Tara "the Guillotine" Gaddy. Ms. Tara Gabby is the smallest member of the LFC, occupying a size of 5'1 feet tall. Her LFC fictional character personifies a sassy and tough personality.
Suzanne "Hawaiian Punch" Nakata. Ms. Suzanne Nakata is an accomplished fighter with real Muay-thai and Jujitsu training. She works as a model at the WET Ultra Pool in Las Vegas.
Jenevieve "the Sorceress" Serpentine.  Ms. Jenevieve Serpentine is a woman of many talents. She is a snake charmer, a psychic and a belly dancer. In the LFC she is a villain and is billed as a practitioner of the dark MMA arts.
Samiha "the Goddess" Glam.  Ms. Samiha Glam is one of the most inspirational members of the LFC. Her weight transformation has been worked into the LFC storyline and has already garnered media attention.
MaiNe "Main Event" Morgan.  Ms. MaiNe Morgan is a former go-go dancer who Ms. Roni Taylor recruited when she saw her dancing in a casino. As a rising star in the LFC, Ms. MaiNe Morgan has proved to be athletic but injury prone.
Feather "the Hammer" Hadden. Ms. Feather Hammer is the undefeated champion of the LFC and a competitive bodybuilder.

ITEM 1A.         RISK FACTORS.

We are not required to provide this information as we are a smaller reporting company.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.
We are not required to provide this information as we are a smaller reporting company.

ITEM 2.            PROPERTIES.

We do not own or lease any property.

ITEM 3.           LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4.            MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock trades on the OTC Pink under the symbol BOTY.  The former symbol for our common stock was OILL and, after the reverse stock split, OILLD.   The symbol was changed to BOTY on April 29, 2015.  The stock has been quoted since April 2009. However, there were no reported trades until September 2009.   The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during the years ending December 31, 2015 and 2014, based on information on the OTC Markets website. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions, and have been adjusted to reflect the 800-for-one reverse split.

Fiscal quarter	2015		2014
	High	Low	High	Low
First quarter	$18.00	$25.00	$28.00	$10.40
Second quarter	25.00	5.00	24.00	4.00
Third Quarter	5.00	1.10	6.40	4.00
Fourth Quarter	2.30	0.52	8.00	0.80

Authorized Capital Stock

Our authorized share capital consists of 400,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share. As of April 12, 2016, an aggregate of 19,769,977 shares of common stock and no shares of preferred stock were issued and outstanding.

Common Stock

All outstanding shares of common stock are of the same class and have equal rights and attributes. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of blank check preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Dividends

We have not paid any cash dividends to our shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends  upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Shareholders

As of April 12, 2016, we had approximately 245 shareholders of our common stock.

Transfer Agent

The transfer agent for the common stock is Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701.  Their telephone number is (727) 289-0010.

Dividend Policy

We have not paid dividends and we do not anticipate paying dividends in the near future.

Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2015.
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

At December 31, 2015, we did not have any equity compensation plans that were not approved by stockholders.

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

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

ITEM 6.            SELECTED FINANCIAL DATA.
Smaller reporting companies are not required to provide the information required by this item.
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
Overview
On March 31, 2015 (the "Closing Date"), the Company, LFC, and the shareholders and the holders of Convertible Notes of LFC (each, a "LFC Shareholder" and together the "LFC Shareholders") entered into a share exchange agreement (the "Exchange Agreement"). Pursuant to the terms of the Exchange Agreement, we exchanged 16,750,000 shares of our Common Stock for (i) 11,500,000 shares of LFC Common Stock, and (ii) the Convertible Notes of LFC which were automatically convertible upon a merger into 5,250,000 shares of LFC Common Stock, as a result of which LFC has become a wholly-owned subsidiary of the Company, and we became an operating Company.
LFC is a media company focused on the development, production, promotion and distribution of original entertainment which we plan to make commercially available predominantly through live entertainment events, as well as through digital home video, broadcast television networks, video-on-demand and digital media channels. As a result, we have ceased to be a shell company.  Effective as of April 1, 2015, we changed our name to "Lingerie Fighting Championships, Inc.," (by virtue of the short form merger with our new LFC subsidiary) to reflect our new business focus.

At the closing of the LFC Acquisition, pursuant to the Exchange Agreement:
•
All shares of LFC Common Stock (including shares of LFC Common Stock issuable upon conversion of certain LFC Convertible Notes) issued and outstanding immediately prior to the closing of the LFC Acquisition were exchanged on a one-for-one basis into an aggregate of 16,750,000 shares of our Common Stock or approximately 84.70% of our outstanding Common Stock;

•
The investors in our PPO financing upon the closing of the LFC Acquisition acquired an aggregate of 2,500,000 shares of our Common Stock or approximately 12.7% of our outstanding Common Stock for gross offering proceeds of $200,000;

•
The 424,697 shares of our Common Stock issued and outstanding immediately prior to the LFC Acquisition and PPO financing, now only reflect approximately 2.16% of our outstanding Common Stock as a result of the said transactions;

As of the effective date of the LFC Acquisition, the LFC Shareholders (which, for the avoidance of doubt includes the holders of Convertible Notes) received 84.70% of the outstanding shares of our Common Stock, pursuant to which each such LFC Shareholder was entitled his or her pro-rata portion thereof.  The remaining 14.87% of such shares are held as follows; (i) the shareholders of the Company immediately prior to the closing of the LFC Acquisition retained approximately 2.16% of the outstanding shares of our Common Stock, pursuant to which each such Company shareholder was entitled to his or her pro-rata portion thereof and (ii) the five investors in the PPO financing received 12.65% of the outstanding shares of Common Stock.

RESULTS OF OPERATIONS

Years Ended December 31, 2015 and 2014
We had revenue of $5,970 for the year ended December 31, 2015 ("fiscal 2015") and no revenue for the year ended 2014 ("fiscal 2014").  Cost of Services in fiscal 2015 was $32,902, compared to $0 Cost of Services incurred in fiscal 2014.  General and administrative expenses, which consisted primarily of professional fees and payroll, were $171,053 for fiscal 2015 and $264 for the fiscal 2014, an increase of $170,789.  As a result, we incurred a loss of $197,985 for fiscal 2015 as compared with a loss of $264 for fiscal 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At December 31, 2015, we had a cash balance of $21,683, representing the balance of cash received from the private placement of securities in fiscal 2014, and $3,580 as of December 31, 2014.  The Company had a working capital deficiency of $15,943 at December 31, 2015 and a working capital of $3,464 as of December 31, 2014.  The decrease in our working capital from approximately $19,406 was primarily related to the increase in accounts payable and accrued expenses.

Operating Activities
During fiscal 2015, we used $153,725 of cash in operating activities, reflecting our net loss of $197,985.  During fiscal 2014, we used $148 of cash in our operating activities, reflecting our net loss of $264.  The increase in cash used during fiscal 2015 was related to an increase in net losses of $197,985, offset by the amortization of beneficial conversion feature that provided $5,250, stock-based compensation of $7,600, and an increase in accounts payable and accrued liabilities of $31,410.

Investing Activities
During fiscal 2015, the Company provided $2,578 of cash in investing activities.  Investing activities included cash received from a reverse merger transaction for $2,578.  No investing activities occurred in fiscal 2014.

Financing Activities
During fiscal 2015, the Company provided $169,250 of cash in financing activities. We financed our operations proceeds from the sale of common stock of $200,000, borrowings on convertible debt of $1,400, and borrowing on convertible debt from a related party of $3,850.  Cash used in financing activities included the repayment of notes of $12,000, and repayment of notes to a related party of $24,000.

During fiscal 2014, we financed our operations principally through proceeds from the sale of common stock of $1,215, and  a  capital contribution from a related party of $2,513.

Supplementary Cash Flow Disclosures

During fiscal 2015, we reported supplemental disclosure of cash flow for non-cash transactions of net liabilities assumed in a reverse merger of $39,522, a discount to convertible debt for beneficial conversion feature of $5,250, and common shares issued for conversion on debt of $5,250.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Recent accounting pronouncements
In 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 during 2014.
ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2015 and 2014	F-3
Consolidated Statements of Operations for the year ended December 31, 2015 and the period from July 21, 2014 (inception) through December 31, 2014	F-4
Consolidated Statements of Changes in Stockholders' Deficit for the year ended December 31, 2015 the period from July 21, 2014 (inception) through December 31, 2014	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2015 and the period from July 21, 2014 (inception) through December 31, 2014	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Lingerie Fighting Championships, Inc
Las Vegas, Nevada

We have audited the accompanying balance sheets of Lingerie Fighting Championships, Inc. (the "Company") as of December 31, 2015 and 2014 and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2015 and the period from July 21, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and the period from July 21, 2014 (inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
April 13, 2015

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$21,683	$3,580
Total current assets	$21,683	$3,580

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$37,626	$116
Total current liabilities	37,626	116

Stockholders' (deficit) equity
Preferred stock, par value $0,001 per share, 10,000,000 shares authorized, no shares issued and outstanding.	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized, 19,769,977 and 11,500,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,977	1,150
Additional paid in capital	180,329	2,578
Accumulated deficit	(198,249)	(264)
Total stockholders' (deficit) equity	(15,943)	3,464
Total liabilities and stockholders' deficit	$21,683	$3,580

See notes to financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
STATEMENTS OF OPERATIONS

	Year ended	July 21, 2014 (inception) to
	December 31,	December 31,
	2015	2014

Revenue	$5,970	$-
Cost of Services	32,902	-
Gross profit (loss)	(26,932)	-

Operating expenses
Selling, general and administrative expenses	171,053	264
Total operating expense	171,053	264

Operating loss	(197,985)	(264)

Provision for income taxes	-	-

Net Loss	$(197,985)	$(264)

Basic and diluted net loss per common share	$(0.01)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	17,693,871	9,825,949

See notes to financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance - July 21, 2014 (inception)	-	$-	$-	$-	$-
Common shares issued for cash	11,500,000	1,150	65	-	1,215
Advance forgiven by related party	-	-	2,513	-	2,513
Net loss	-	-	-	(264)	(264)
Balance - December 31, 2014	11,500,000	1,150	2,578	(264)	3,464
Common shares issued for conversion of debt	5,250,000	525	4,725	-	5,250
Sale of common stock	2,500,000	250	199,750	-	200,000
Common shares issued for compensation	95,000	10	7,590	-	7,600
Beneficial conversion feature on convertible debt	-	-	5,250	-	5,250
Reverse merger adjustment	424,977	42	(39,564)	-	(39,522)
Net loss	-	-	-	(197,985)	(197,985)
Balance – December 31, 2015	19,769,977	$1,977	$180,329	$(198,249)	$(15,943)

See notes to financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
STATEMENTS OF CASH FLOWS

	Year ended	July 31, 2014 (inception) to
	December 31,	December 31,
	2015	2014

Cash Flows from operating activities:
Net loss	$(197,985)	$(264)
Adjustments to reconcile net loss to net cash
used in operating activities :
Amortization of beneficial conversion feature	5,250	-
Stock – based compensation	7,600	-
Changes in operating assets and liabilities:
Accounts payable and accrued expense	31,410	116
Net cash used in operating activities	(153,725)	(148)

Cash flows from investing activities:
Cash receipt from reverse merger	2,578	-
Net cash provided by investing activities	2,578	-

Cash flows from financing activities:
Capital contribution from related party	-	2,513
Repayment of notes	(12,000)	-
Repayment of notes – related party	(24,000)	-
Borrowings on convertible debt	1,400	-
Borrowings on convertible debt – related party	3,850	-
Proceeds from sale of common stock	200,000	1,215
Net cash provided by financing activities	169,250	3,728

Net increase in cash	18,103	3,580
Cash, beginning of the period	3,580	-
Cash, end of the period	$21,683	$3,580

Supplementary information
Cash paid during the period for:
Interest	$100	$-
Income taxes	$337	$-

Non cash investment and financing activities:
Advance forgiven by related party	$-	$2,513
Net liabilities assumed in the reverse merger	$39,522	$-
Discount to convertible debt for beneficial conversion feature	$5,250	$-
Common shares issued for conversion debt	$5,250	$-

See notes to financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2015 AND 2014

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

On March 31, 2015, the Company, pursuant to share exchange agreement (the "Share Exchange Agreement"), among the Company, LFC, and the holders of all of the outstanding common stock and convertible notes of LFC exchanged their common stock and convertible notes of LFC for a total of 16,750,000 shares of common stock, which represented 84.70% of the Company's common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph.  The issuance of the 16,750,000 shares of common stock to the former holders of LFC's common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction.  The sole director and chief executive officer of LFC became a director and the chief executive officer of the Company.  As a result of the reverse acquisition, the Company's business has become the business of LFC.

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

Under generally accepted accounting principles, the acquisition by the Company of LFC is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by LFC of the Company, then known as Cala Energy Corp., with the issuance of stock by LFC for the net monetary assets of the Company.  The assets and liabilities assumed were $2,578 and $42,100, respectively.  This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse acquisition accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, LFC.  As a result, the comparable financial statements for prior period will be the financial statements of LFC.   The accompanying financial statements reflect the recapitalization of the stockholders' equity as if the reverse acquisition transactions occurred as of the beginning of the first period presented.  Thus, the 11,500,000 shares of common stock issued to the former LFC stockholders are deemed to be outstanding for all periods reported from the date of the issuance of the underlying LFC securities, the 424,977 shares of common stock held by the Company's stockholders prior to the reverse acquisition are deemed to have been issued on March 31, 2015, the closing date for the reverse acquisition transaction, and the 5,250,000 shares issued pursuant to the Share Exchange Agreement to the holders of the convertible notes and the 2,500,000 shares issued in the private placement were issued on March 31, 2015.

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.  The Company had no subsidiaries at December 31, 2015 and 2014.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $21,683 and $3,580 in cash as at December 31, 2015 and December 31, 2014, respectively.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at December 31, 2015 and 2014.

Related Party Balances and Transactions
The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction.

Beneficial Conversion Feature of Convertible Debt
The Company accounts for convertible debt in accordance with the guidelines established by FASB ASC 470-20, “Debt with Conversion and Other Options”.  The Beneficial Conversion Feature (“BCF”) of convertible debt is normally characterized as the convertible portion or feature of certain debt that provide a rate of conversion that is below market value or in-the-money when issued.  The Company records a BCF related to the issuance of convertible debt when issued, and also records the estimated fair value.  Beneficial Conversion Features that are contingent upon the occurrence of a future event are recorded when the event is resolved.

Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash, and accounts payable and accrued expenses. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

-	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
-	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;
-	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Recent Accounting Pronouncements
In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 since the reporting period ended December 31, 2014.

The Company's management has considered all recent accounting pronouncements. Management believes that these recent pronouncements except ASU 2014-10 will not have a material effect on the Company's financial statements.

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

NOTE 4 – LOANS PAYABLE AND CONVERTIBLE LOAN PAYABLE

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

In February 2015, LFC borrowed a total of $5,250 from four individuals, for which LFC issued its 5% convertible promissory notes due September 30, 2015.  Pursuant to the Share Exchange Agreement, these notes became converted into a total of 5,250,000 shares of common stock.  These notes did not become convertible until the completion of the reverse acquisition and the conversion was effected through an exchange of the notes for 5,250,000 shares of common stock pursuant to the Share Exchange Agreement.  The Company analyzed the convertible debt option for derivative accounting treatment under ASC Topic 815, "Derivatives and Hedging," and determined that the instrument does not qualify for derivative accounting.  The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument did have a beneficial conversion feature of $5,250.  The amount of the beneficial conversion feature was recorded to interest expense as the debt was exchanged for common stock on March 31, 2015.  Two of the lenders are related parties.  See Note 6.

NOTE 5 – STOCKHOLDERS EQUITY

Preferred Stock

The authorized preferred stock consists of 10,000,000 shares with a par value $0.001 per share. The board of directors has broad discretion in setting the rights, preferences and privileges of one or more series of preferred stock.

There were no preferred shares issued and outstanding as at December 31, 2015 and 2014.

Common Stock

The Company has authorized 400,000,000 shares with a par value $0.001 per share.

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

On November 12, 2015, the Company purchased 750,000 shares of common stock from a consultant for $75.  These shares had been issued by LFC pursuant to a founders’ agreement dated July 28, 2014 for $75 and were exchanged for 750,000 shares of common stock pursuant to the Share Exchange Agreement.  The founders’ agreement gave the Company the right to repurchase the shares at cost if she ceased to be a consultant during the first year.  The Company exercised this right and repurchased the shares.  The Company intends to cancel these shares. These shares have not been cancelled as of December 31, 2015 and as such are accounted for as issued until cancelled.

For the year ending December 31, 2014, the company sold 11,500,000 common shares for $1,215 cash proceeds.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

The Company's chief executive officer made a $2,628 advance to the Company during the period ended December 31, 2015. $2,513 of this $2,628 was forgiven by the chief executive officer during the period ended December 31, 2015.  The $115 advance was non-interest bearing and payable on demand and has been paid and included in the change in accrued expenses.

NOTE 7 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit
The Company has fully reserved the benefit from the tax loss carryforward as follows:
	December 31, 2015	December 31, 2014
Net operating loss carryforward	$198,249	$264
Tax rate	34%	34%
Tax benefit of net operating loss carryforward	$67,405	$90
Valuation allowance	$(67,405)	$(90)
Deferred income tax asset	$-	$-

The Company has approximately $198,249 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing twenty years from when incurred. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company is subject to audits by U.S. Internal Revenue Service ("IRS"), state, local and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

NOTE 8  – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.  Based on our evaluation no events other than the following have occurred that require disclosure:

On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000.

On April 4, 2016, the Company entered into an investment agreement with an unrelated party.  Per the investment agreement, the investor will invest up to $5,000,000 to purchase the Company’s common stock, par value of $.001 per share.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 23, 2014, our board of directors accepted the resignation of Simon & Edward, LLP ("Simon & Edward") and selected MaloneBailey, LLP ("MaloneBailey") to serve as our independent registered accounting firm for the fiscal year ending December 31, 2015 and the from July 21, 2014 (inception).  MaloneBailey has audited the December 31, 2014 balances.  During our two most recent fiscal years prior to Simon & Edward's resignation and any subsequent interim period through the date of resignation, there were no disagreements with Simon & Edward on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Simon & Edward, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for such years.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015.

Management's Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404").   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified material weaknesses related to (i) the lack of any accounting personnel other than our chief financial officer, who was not a full-time employee, (ii) the lack of internal audit functions, and (iii) a lack of segregation of duties within accounting functions.  As of December 31, 2015, we had one executive, our chief executive and financial officer, who was a consultant who provided services on an as-needed basis.  As a result there was no segregation of duties.

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

Changes in Internal Control Over Financial Reporting.

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

On March 25, 2016, Terry Butler resigned as the Chief Financial Officer and as a Director of Lingerie Fighting Championships, Inc. (the “Company”).  Mr. Butler did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

The board of directors of the Company has appointed Shaun Donnelly, the Company’s Chief Executive Officer, as the Company’s Interim Chief Financial Officer of the Company.

On March 18, 2016, we entered into an Equity Purchase Agreement with Tangiers Global, LLC (“Tangiers”), a Nevada limited liability company. Pursuant to the terms of the Equity Purchase Agreement, Tangiers committed to purchase up to $5,000,000 of our Common Stock during the Open Period. From time to time during the Open Period, the Company  may deliver a drawdown notice to Tangiers which states the dollar amount that we intend to sell to Tangiers on a date specified in the put notice (the “Put Notice”). The maximum investment amount per notice shall be shall be equal to one hundred percent (100%) of the average of the daily trading dollar volume (U.S. market only) of the Common Stock for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date so long as such amount does not exceed an accumulative amount per month of $100,000 unless a prior approval of the Investor is obtained by the Company. The total purchase price to be paid, in connection to the Put Notice, by Tangiers shall be calculated at a eighteen percent (18%) discount of the lowest trading price of the Common Stock during the five (5) consecutive Trading Days immediately succeeding the applicable Put Notice Date.

In connection with the Equity Purchase Agreement, the Company also entered into a registration rights agreement with Tangiers, pursuant to which we are obligated to file an S-1 registration statement with the Securities and Exchange Commission.

Upon the date of execution of this Agreement, the Company issued to the Purchaser a $100,000 promissory note as a commitment fee with a  10% interest rate. The note will be  repaid through payments from each Put occurring after 180 days from issuance of the Commitment Fee in the amount of 10% of each Put until the Note is fully repaid.  Tangiers agrees to extinguish $40,000 of the balance of the Commitment Fee Note if the S-1 registration statement related to this Agreement is declared effective within 90 days of the date hereto.

Tangiers will periodically purchase our Common Stock under the Equity Purchase Agreement and will, in turn, sell such shares to investors in the market at the market price. This may cause our stock price to decline, which will require us to issue increasing numbers of common shares to GHS to raise the same amount of funds, as our stock price declines.

The aggregate investment amount of $5,000,000 was determined based on numerous factors, including the following:

•	Current financial operating needs

•	Financing of workover projects

•	Acquisition of assets, business and/or operations

•	Acquisition of additional licensing

•	Other purposes that the Board in its good faith deem in the best interest of the Company

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers as of December 31, 2015.

Name	Age	Position
Shaun Donnelly	47	Chief Executive Officer, President and Director
Terry Butler	56	Chief Financial Officer and Director

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

Code of Ethics

We have not adopted a code of ethics as of the date of this report

Board Attendance

During the year ended December 31, 2015, the board of directors held six meetings.  All actions were taken by actions in writing.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

            •            been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
            •            had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
            •            been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
            •            been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
            •            been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
            •            Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.          EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2015 and 2014 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Shaun Donnelly, Chief Executive Officer, Chief Financial Officer and Director	2015	0	0	0	0	0
2014		0	0	0	0	0
Terry Butler, Chief Financial Officer and Director (1)	2015	0	0	0	0	0
2014		0	0	0	0	0

Mr. Butler accrued compensation at the rate of $10,000 per month during fiscal 2014 and the first six months of fiscal 2015; however, we did not pay any compensation to Mr. Butler during either fiscal 2015 or fiscal 2014.  Mr. Butler did not accrue compensation subsequent to the second quarter of fiscal 2015, and at February 28, 2015, Mr. Butler contributed his accrued compensation, in the amount of $270,000, to capital, as a result of which we have no further obligation to Mr. Butler with respect to compensation for periods prior to February 28, 2015. Mr. Butler has resigned from the position as of March 25, 2016.

Executive Employment Contracts

We have no employment agreements with any of our officers.

Equity Compensation Plan Information

Our board of directors and stockholders approved the 2010 long term incentive plan, which covers the issuance of 2,125 shares.  No shares were issued under the plan during the year ended December 31, 2015, and there are no outstanding options under the plan.

Compensation of Directors

Currently, members of our Board of Directors receive no compensation.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information at to shares of common stock beneficially owned as of April 12, 2016:

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

The address for Mr. Donnelly and Mr. Butler is c/o Lingerie Fighting Championships, Inc., 6955 North Durango Drive, Suite 1115-129, Las Vegas 89149.  The address of Mr. Chan is 340 S. Lemon Ave., #2247, Walnut CA 91789. On March 25, 2016, Mr. Butler resigned as the Chief Financial Officer and as a Director of the Company.

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

The Company's chief executive officer made a $2,628 advance to the Company during the period ended December 31, 2015. $2,513 of this $2,628 was forgiven by the chief executive officer during the period ended December 31, 2015.  The $115 advance was non-interest bearing and payable on demand and has been paid and included in the change in accrued expenses.

Director Independence

We currently have no independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

            •            the director is, or at any time during the past three years was, an employee of the company;

            •            the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

            •            a family member of the director is, or at any time during the past three years was, an executive officer of the company;

            •            the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

            •            the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

            •            The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.  During fiscal 2015 and 2014, our board of directors consisted of one individual, Mr. Terry Butler. Mr. Butler has resigned from the position as of March 31, 2016.

The following is a summary of the fees for professional services rendered by MaloneBailey from inception at July 21, 2014 to December 31, 2015.

MaloneBailey:

Fee Category	From Inception (July 7, 2014) to December 31, 2015
Audit fees	$6,500
Audit-related fees	--
Tax fees	--
Other fees	--
Total Fees	$6,500

Audit fees.    Audit fees represent fees for professional services performed by MaloneBailey for the audit of the applicable 2015 annual financial statements.

Audit-related fees.    We did not incur any other fees for services performed by and MaloneBailey.

Tax Fees.      We incurred tax service fee in the amount of $0 and $1,000 for the years ended December 31, 2015.

Other fees.     MaloneBailey did not receive any other fees during 2015.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-  approved by our audit committee; or

-  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our Board of Directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire Board of Directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Share Exchange Agreement dated March 31, 2015, by and among Cala Energy Corp., Lingerie Fighting Championships, Inc., and the Shareholders of Lingerie Fighting Championships, Inc.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

2.2	Agreement and Plan of Merger dated April 1, 2015, by and among the Company and Lingerie Fighting Championships, Inc.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

2.3	Articles of Merger effective as of April 1, 2015 with the Nevada Secretary of State.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

3.1	Certificate of Change of the Company pursuant to Nevada Revised Statutes Section 78.209, as filed with the Secretary of State of the State of Nevada on March 20, 2015.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

3.2	Amended and Restated Articles of Incorporation of the Company.	Form 10-K Filed with the Securities and Exchange Commission on May 5, 2014 and incorporated herein by this reference.

3.3	Amended Articles of Incorporation of the Company.	Form 10-K filed with the Securities and Exchange Commission on June 13, 2013 and incorporated herein by this reference.

3.4	Amended Articles of Incorporation of the Company.	Form 8-K filed with the Securities and Exchange Commission on March 31, 2010 and incorporated herein by this reference.

3.5	Amended and Restated Articles of Incorporation of Company	Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 incorporated herein by this reference.

3.6	Articles of Organization of the Company.	Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 and incorporated herein by this reference.

3.8	Bylaws of the Company	Form SB-2 filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by this reference.

4.1	Form of 5% Convertible Promissory Note issued by the Lingerie Fighting Championships, Inc., in connection with the sale of convertible promissory notes.*	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

4.2	Form of 10% Senior Promissory Note issued by the Company, in connection with the sale of senior promissory notes.*	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.1	Form of Founders Agreement, dated July 31, 2014, by and among Lingerie Fighting Championships, Inc., and Mohammed Ismail.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.2	Form of Founders Agreement, dated July 28, 2014, by and among Lingerie Fighting Championships, Inc., Michelle C. Blanchard and Stephen J. Ureczky.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.3	Form of Securities Purchase Agreement, by and among the Company and investors in the PPO financing.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.4	Form of Escrow Agreement, by and among the Company, CKR Law, LLP and investors in the PPO financing.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.5	2010 Long-Term Incentive Plan of the Company.	Form S-8, File No. 333-169007, filed with the Securities and Exchange Commission on August 23, 2010 and incorporated herein by this reference.

10.6	Investment Agreement between Company and Tangiers Global, LLC, dated as of March 18, 2016. *

10.7	Registration Rights Agreement between Company and Tangiers Global, LLC, dated as of March 18, 2016. *

10.8	Commitment Fee Promissory Note between the Company and Tangiers Global, LLC, dated as of March 18, 2016. *

21.1	List of Subsidiaries.	Form 10-K filed with the Securities and Exchange Commission on May 29, 2014 and incorporated herein by this reference.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002of the Principal Executive Officer and Principal Financial Officer* *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
* filed herewith.
** furnished but not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: April 14, 2016	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and Director	April 14, 2016
Shaun Donnelly