Form 10-Q
period 2016-03-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2016-05-13
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  19,019,977 shares of common stock are issued and outstanding as of May 12, 2016.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
FORM 10-Q
March 31, 2016

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.
Financial Statements
Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015
Unaudited Statements of Operations for the Three Months Ended March 31, 2016 and 2015
Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015
Notes to Unaudited Financial Statements.
		3 3 4 5 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12
Item 4.	Controls and Procedures.	13
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits.	14

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$9,780	$21,683
Total current assets	$9,780	$21,683

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$31,000	$37,626
Total current liabilities	31,000	37,626

Stockholders' deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, and no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 400,000,000 shares authorized, 19,019,977 and 19,769,977 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,902	1,977
Additional paid in capital	180,329	180,329
Accumulated deficit	(203,451)	(198,249)
Total stockholders' deficit	(21,220)	(15,943)
Total liabilities and stockholders' deficit	$9,780	$21,683

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015

Revenues	$1,200	$-
Cost of services and goods sold	-	-
Gross profit	1,200	-

Operating expenses
General and administrative expenses	6,402	15,326
Total operating expense	6,402	15,326
Loss from operations	(5,202)	(15,326)
Other expense
Interest expense	-	(5,250)
Total other expense	-	(5,250)

Net Loss	$(5,202)	$(20,576)

Basic and diluted net loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	19,069,428	11,500,000

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015

Cash Flows from operating activities:
Net loss	$(5,202)	$(20,576)
Adjustments to reconcile net loss to net cash
used in operating activities :
Amortization of beneficial conversion feature	-	5,250
Changes in operating assets and liabilities:
Accounts payable and accrued expense	(6,626)	10,734
Net cash used in operating activities	(11,828)	(4,592)

Cash flows from investing activities:
Cash receipt from reverse merger	-	2,578
Net cash provided by investing activities	-	2,578

Cash flows from financing activities:
Payment for cancellation of shares	(75)	-
Proceeds from related party convertible debt	-	3,850
Proceeds from convertible debt	-	1,400
Net cash provided (used) by financing activities	(75)	5,250

Net increase in cash	(11,903)	3,236
Cash, beginning of the period	21,683	3,580
Cash, end of the period	$9,780	$6,816

Supplementary information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$337

Non cash investment and financing activities:
Net liabilities assumed in the reverse merger	$-	$39,522
Subscription receivable	$-	$200,000
Common shares issued for conversion debt	$-	$5,250

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
NOTES TO FINANCIAL STATEMENTS
 MARCH 31, 2016 (UNAUDITED)

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
On March 31, 2015, the Company, pursuant to share exchange agreement (the “Share Exchange Agreement”), among the Company, LFC, and the holders of all of the outstanding common stock and convertible notes of LFC exchanged their common stock and convertible notes of LFC for a total of 16,750,000 shares of common stock, which represented 84.70% of the Company’s common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph.  The issuance of the 16,750,000 shares of common stock to the former holders of LFC’s common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction.  The sole director and chief executive officer of LFC became a director and the chief executive officer of the Company.  As a result of the reverse acquisition, the Company’s business has become the business of LFC.
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
NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2016.  At March 31, 2016 and December 31, 2015, the Company had no subsidiaries.
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
There were no preferred shares issued and outstanding as at March 31, 2016 and December 31, 2015.
Common Stock
The Company has authorized 400,000,000 shares with a par value $0.001 per share.

On November 12, 2015, the Company purchased 750,000 shares of common stock from a consultant for $75.  These shares had been issued by LFC pursuant to a founders’ agreement dated July 28, 2014 for $75 and were exchanged for 750,000 shares of common stock pursuant to the Share Exchange Agreement.  The founders’ agreement gave the Company the right to repurchase the shares at cost if she ceased to be a consultant during the first year.  The Company exercised this right and repurchased the shares.  On January 7, 2016, payment had been provided to the consultant and the shares are accounted for as being cancelled as at March 31, 2016.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.  Based on our evaluation no events other than the following have occurred that require disclosure:
On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000 with a $4,000 original issuer discount.  The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date.  The conversion price is 55% of the lowest trading price 25 days prior to conversion.
On April 4, 2016, we closed on an Investment Agreement with Tangiers Global, LLC (“Tangiers”), a Wyoming limited liability company. Pursuant to the terms of the Investment Agreement, Tangiers committed to purchase up to $5,000,000 of our Common Stock during the Open Period. From time to time during the Open Period, the Company may deliver a drawdown notice to Tangiers which states the dollar amount that we intend to sell to Tangiers on a date specified in the put notice (the “Put Notice”). The maximum investment amount per notice shall be shall be equal to one hundred percent (100%) of the average of the daily trading dollar volume (U.S. market only) of the Common Stock for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date so long as such amount does not exceed an accumulative amount per month of $100,000 unless a prior approval of the Investor is obtained by the Company. The total purchase price to be paid, in connection to the Put Notice, by Tangiers shall be calculated at a eighteen percent (18%) discount of the lowest trading price of the Common Stock during the five (5) consecutive Trading Days immediately succeeding the applicable Put Notice Date.
In connection with the Investment Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Tangiers, pursuant to which we are obligated to file a registration statement with the SEC. We are obligated to use all commercially reasonable efforts to maintain an effective registration statement until termination of the Investment Agreement.

The Company issued a convertible promissory note to the unrelated party for $100,000, as a commitment fee, which bears interest at 10% of the principle amount and matures eight months from April 4, 2016 with a possible extension to ten months based on whether the Company executes the related Investment Agreement within 180 days from April 4, 2016.  If the registration statement is declared effective within 90 days of the execution of the Investment Agreement, the Company and the unrelated party agree the principal balance of the note will be immediately reduced by $40,000.  The conversion price is equal to the lower of: (a) 90% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note, or (b) 90% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the effective date of April 4, 2016.  At the election of the related party, at each closing date (as defined in the Investment Agreement) after the date which is six months after April 4, 2016, the unrelated party shall retain (or the Company shall pay to the unrelated party) an amount equal to ten percent of each Put Amount (as defined in the agreement), and the amounts shall be applied by the unrelated party as follows: first against the amount of any unpaid interest or other fees, and second against any unpaid principal amounts, until all interest, fees, and principal have been paid.

On April 4, 2016, the Company entered into a separate $50,000 with a $7,500 original issuer discount of $7,500 convertible promissory note to the unrelated party, which bears interest at 10% of the principal amount.  The $50,000 convertible promissory note matures six months from the issue date.  The note may be prepaid by the company, in whole, or part, as follows: (a) under thirty days, 105% of principal amount, (b) thirty one to sixty days, 110% of principal amount, (c) sixty one to ninety days, 115% of principal amount, (d) ninety one to one hundred and twenty days, 120% of principal amount, (e) one hundred and twenty two to one hundred fifty one days, 125% of principal amount, and (f) one hundred and fifty one to one hundred and eighty days, 130% of principal amount. The conversion price shall be equal to the lower of 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2016 and 2015 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.

Business Overview
We were incorporated in Nevada on November 29, 2006 under the name Sparking Events, Inc., and on September 16, 2013 our corporate name was changed to Cala Energy Corp., (formally, Xodtec LED, Inc.) under which we were engaged in the business of offering services, such as enhanced oil recovery and material supplies, to gas and oil fields predominantly located in Southeast Asia. We were not successful in our efforts and discontinued this line of business.  Since that time, and prior to the “Exchange Agreement” (defined below), we have been a "shell company", as such term is defined in Rule 12b-2 of the Exchange Act.

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

Investment Agreement with Tangiers Global LLC

On April 4, 2016, we closed on an Investment Agreement with Tangiers Global, LLC (“Tangiers”), a Wyoming limited liability company. Pursuant to the terms of the Investment Agreement, Tangiers committed to purchase up to $5,000,000 of our Common Stock during the Open Period. From time to time during the Open Period, the Company may deliver a drawdown notice to Tangiers which states the dollar amount that we intend to sell to Tangiers on a date specified in the put notice (the “Put Notice”). The maximum investment amount per notice shall be shall be equal to one hundred percent (100%) of the average of the daily trading dollar volume (U.S. market only) of the Common Stock for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date so long as such amount does not exceed an accumulative amount per month of $100,000 unless a prior approval of the Investor is obtained by the Company. The total purchase price to be paid, in connection to the Put Notice, by Tangiers shall be calculated at a eighteen percent (18%) discount of the lowest trading price of the Common Stock during the five (5) consecutive Trading Days immediately succeeding the applicable Put Notice Date.

In connection with the Investment Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Tangiers, pursuant to which we are obligated to file a registration statement with the SEC. We are obligated to use all commercially reasonable efforts to maintain an effective registration statement until termination of the Investment Agreement.

The Company signed a promissory note to pay to the order of Tangiers the Principal Sum of $100,000 as a Commitment fee.  The promissory note maturity date is eight (8) months from April 4, 2016. In the event the S-1 related to the Equity Investment Agreement goes effective within 180 days of the April 4, 2016, 2016, the Maturity Date of this Note will be extended to ten (10) months.
If this registration statement is declared effective within 90 days of the execution date of the Investment Agreement, the Company and Holder agree the principal balance of the Note will immediately be reduced by $40,000.
At the election of Tangiers and upon written notice from Tangiers, at each Closing Date (as defined in the Investment Agreement) after the date which is six (6) months after the Effective Date, Holder shall retain (or the Company shall pay to Holder) an amount equal to ten percent (10%) of each Put Amount (as defined in the Investment Agreement), and the amounts shall be applied by Holder as follows:  first against the amount of any unpaid interest or other fees, and second against any unpaid Principal Sum, until such time as all amounts of interest, fees and Principal sum have been paid by the Company.
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

 Results of Operations
Three Months ended March 31, 2016 as compared to the Three Months Ended March 31, 2015

Revenues

We generated revenues of $1,200 and $0 for the three month period ended March 31, 2016 and 2015, respectively.

Operating Expenses

We incurred total operating expenses of $6,402 and $15,326 for the three months ended March 31, 2016 and 2015, respectively.  All of these expenses related to general and administrative expenses.  The decrease in operating expenses was due to a significant decrease in legal and professional fees from $15,500 to $1,000, for the three month periods ending March 31, 2016, and 2015, respectively.

Net Loss

During the three months ended March 31 2016 and 2015, we incurred a net loss of $5,202 and $20,576, the decrease in our net loss was due to the decrease in legal and professional fees of $14,500.

Liquidity and Capital Resources

At March 31, 2016, we had a working capital deficiency of $(21,220).  The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

During the three months ended March 31, 2016 and 2015, the Company used cash in operating activities of $11,828 and $4,592, respectively. The cash used in operating activities during the three months ended March 31, 2016 related to the Company’s net loss of $5,202, and decrease in accounts payable resulting in cash used of $6,626.

Cash Flows from Investing Activities

During the three months ended March 31, 2016 and 2015, the Company had cash provided by investing activities of $0 and $2,578, respectively.

Cash Flows from Financing Activities

During the three months ended March 31, 2016 and 2015, the Company had cash used by financing activities of $75 and cash provided of $5,250, respectively. The cash used by financing activities during the three months ended March 31, 2016 was related to the payment for cancellation of shares for $75.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Share-based payments". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.
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
Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Donnelly concluded that our disclosure controls and procedures were not effective as of March 31, 2016.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None
Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits
31.1
Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of the Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 +  In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

May 13, 2016	By:	/s/ Shaun Donnelly
Shaun Donnelly, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)