Form 10-Q
period 2016-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2016-08-15
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55498

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

 6955 North Durango Drive, Suite 1115-129, Las Vegas, NV 89149

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 15, 2016 there were 19,019,977 shares of common stock issued and outstanding.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

FORM 10-Q

June 30, 2016

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$21,907	$21,683
Total Current Assets	21,907	21,683

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$22,734	$37,626
Convertible notes, net of $85,168 and $0 debt discount as of June 30, 2016 and December 31, 2015, respectively	22,582	-
Promissory notes, net of $3,750 and $0 debt discount as of June 30, 2016 and December 31, 2015, respectively	153,750	-
Derivative liability	146,968	-
Total Current Liabilities	346,034	37,626

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding.
Common stock, par value $0.001 per share, 400,000,000 shares authorized, 19,019,977 and 19,769,977 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	19,020	19,770
Additional paid-in capital	63,210	162,536
Accumulated deficit	(406,357)	(198,249)
Total stockholders' deficit	(324,127)	(15,943)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,907	$21,683

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$2,974	$-	$4,174	$-
Cost of Services	41,074	13,715	41,074	13,715
GROSS PROFIT (LOSS)	(38,100)	(13,715)	(36,900)	(13,715)

OPERATING EXPENSES
Selling, general and administrative expenses	77,775	30,780	84,177	46,106
Total Operating Expenses	77,775	30,780	84,177	46,106

OTHER INCOME
Interest Expense	34,063	-	34,063	5,250
Loss on derivative liabilities	52,968	-	52,968	-
Total other expenses	$87,031	$-	$87,031	$5,250

OPERATING LOSS	(202,906)	(44,495)	(208,108)	(65,071)

NET LOSS	$(202,906)	$(44,495)	$(208,108)	$(65,071)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	19,019,977	19,684,425	19,044,702	15,619,519

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(208,108)	$(65,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	-	5,250
Stock - based compensation	-	7,600
Loss on derivative liability	52,968	-
Amortization of debt discount	26,332	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(14,893)	(6,216)
Net cash used in operating activities	(143,701)	(58,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipt from reverse merger	-	2,578
Net cash used in investing activities	-	2,578

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	-	(12,000)
Repayment of notes - related party	-	(24,000)
Proceeds from related party convertible debt	-	3,850
Proceeds from convertible debt	94,000	1,400
Proceeds from promissory notes	50,000	-
Proceeds from sale of common stock	-	200,000
Payment for cancellation of common shares	(75)	-
Net cash provided by financing activities	143,925	169,250

Net increase (decrease) in cash and cash equivalents	224	113,391
Cash and cash equivalents - beginning of period	21,683	3,580
Cash and cash equivalents - end of period	$21,907	$116,971

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$100
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issue promissory note for equity purchase agreement	$100,000	$-
Debt discount from derivative liability	$94,000	$-
Net liabilities assumed in the reverse acquisition	$	$39,522
Common shares issued for conversion of debt	$	$5,250
Discount to debt for beneficial conversion feature	$	$5,250

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2016. At June 30, 2016 and December 31, 2015, the Company had no subsidiaries.

Convertible Instruments and Derivatives

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 "Derivatives and Hedging Activities."

Fair Value Measurement

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures," which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis.

The change in the level 3 financial instrument is as follows:

Balance - January 1, 2016	$-
Addition of new derivative as a debt discount	94,000
Day one loss due to derivative	105,292
(Gain) loss on change in fair value of the derivative	(52,324)
Balance - June 30, 2016	146,968

The following table summarizes fair value measurement by level at June 30, 2016 and December 31, 2015, measured at fair value on a recurring basis:

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	146,968	146,968

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	-	-

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

There were no preferred shares issued and outstanding as at June 30, 2016 and December 31, 2015.

Common Stock

The Company has authorized 400,000,000 shares with a par value $0.001 per share.

On November 12, 2015, the Company purchased 750,000 shares of common stock from a consultant for $75. These shares had been issued by LFC pursuant to a founders' agreement dated July 28, 2014 for $75 and were exchanged for 750,000 shares of common stock pursuant to the Share Exchange Agreement. The founders' agreement gave the Company the right to repurchase the shares at cost if she ceased to be a consultant during the first year. The Company exercised this right and repurchased the shares. On January 7, 2016, payment had been provided to the consultant and the shares are accounted for as being cancelled as at June 30, 2016.

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable as at June 30, 2016 and December 31, 2015:

Notes Payable	June 30, 2016	December 31, 2015

Promissory Note to Tangiers	$100,000	$-
Promissory Note to Tangiers	53,750	-
Total Notes Payable	153,750	-

Note payable to Tangiers

On April 4, 2016, the Company entered into an investment agreement with an unrelated party. Per the investment agreement, the investor will invest up to $5,000,000 to purchase the Company's common stock, par value of $.001 per share.  In connection with the investment agreement, the Company entered into a registration rights agreement with the unrelated party which has been filed with the SEC.  The maximum investment amount is equal to one hundred percent of the average of the daily trading volume of the common stock for the ten days prior to the put notice entered into by the unrelated party.  The total purchase price to be paid in connection with the put notice, is calculated at eighteen percent discount of the lowest trading price of the common stock during the five consecutive trading days immediately succeeding the put notice date.

The Company issued a promissory note to the unrelated party for $100,000, as a commitment fee, which bears interest at 10% of the principle amount and matures seven months from April 4, 2016 with a possible extension to ten months based on whether the Company executes the related investment agreement within 180 days from April 4, 2016.  If the registration statement is declared effective within 90 days of the execution of the investment agreement, the Company and the unrelated party agree the principal balance of the note will be immediately reduced by $40,000.  The note payable will be available to be converted upon default.  Per the agreement, default could occur based on: failure of payment on any outstanding amounts longer than five days after the due date, failure to issue shares after request, or failure to comply with all of the other material provisions included in the agreement.  The conversion price is equal to the lower of: (a) 90% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note, or (b) 90% of the lowest trading price of the Company's common stock during the 25 consecutive trading days prior to the effective date of April 4, 2016.  At the election of the unrelated party, at each closing date (as defined in the investment agreement) after the date which is six months after April 4, 2016, the unrelated party shall retain (or the Company shall pay to the unrelated party) an amount equal to ten percent of each Put Amount (as defined in the agreement), and the amounts shall be applied by the unrelated party as follows: first against the amount of any unpaid interest or other fees, and second against any unpaid principal amounts, until all interest, fees, and principal have been paid.

For the six month period ending June 30, 2016, $3,000 has been accrued as interest expense.

On April 28, 2016, the Company filed a registration statement with the Securities and Exchange Commission to register 3,500,000 shares of common stock pursuant to the Investment Agreement and the Registration Rights Agreement. On May 24, 2016, the Company received a comment letter from the Securities and Exchange Commission regarding the registration statement. The Company is currently formulating a response to the comment letter. There can be no assurance that the registration statement will ever become effective and that the Company will ever be able to draw down on the equity line.

In addition, since the registration statement will not become effective within 90 days of the date of the Investment Agreement, the Company is not entitled to the $40,000 reduction in principal on the promissory note.  The Company and Tangiers may seek to amend the terms of the promissory note.

Note Payable to Tangiers

On April 4, 2016, the Company entered into a separate promissory note of $57,500 with a $7,500 original issue discount to the unrelated party, which bears interest at 10% of the principal amount.  The $57,500 promissory note matures six months from the issue date.  The note may be prepaid by the company, in whole, or part, as follows: (a) under thirty days, 105% of principal amount, (b) thirty one to sixty days, 110% of principal amount, (c) sixty one to ninety days, 115% of principal amount, (d) ninety one to one hundred and twenty days, 120% of principal amount, (e) one hundred twenty one to one hundred fifty one days, 125% of principal amount, and (f) one hundred and fifty one to one hundred and eighty days, 135% of principal amount.  The note payable will be available to be converted upon default.  Per the agreement, default could occur based on: failure of payment on any outstanding amounts longer than five days after the due date, failure to issue shares after request, or failure to comply with all of the other material provisions included in the agreement.   The conversion price shall be equal to the lower of 50% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The discount is being amortized over the life of the note using the effective interest method resulting in $3,750 of interest expense for the six months June 30, 2016.

For the six month period ending June 30, 2016, $2,875 has been accrued as interest expense.

NOTE 6 – CONVERTIBLE DEBT

The Company had the following notes payable as at June 30, 2016 and December 31, 2015:

Convertible Debt	June 30, 2016	December 31, 2015

Convertible Promissory Note to Crown Bridge	$10,000	$-
Convertible Promissory Note to Auctus Fund	12,582	-
Total Convertible Debt	22,582	-

Promissory Note Payable to Crown Bridge Partners

On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000 with a $6,000 original issue discount.  The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date.  The conversion price is 55% of the lowest trading price 25 days prior to conversion.  The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $10,000 of interest expense for the six months June 30, 2016.

For the six month period ending June 30, 2016, $1,051 has been accrued as interest expense.

Promissory Note Payable to Auctus Fund

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount.  The convertible promissory note bears interest at 10% per annum and matures nine months from issue date.  The conversion price is 50% of the lowest trading price 25 days prior to conversion.  The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $12,582 of interest expense for the six months June 30, 2016.

For the six month period ending June 30, 2016, $805 has been accrued as interest expense.

NOTE 7 – DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2016:

Balance - January 1, 2016	$-
Addition of new derivative as a debt discount	94,000
Day one loss due to derivative	105,292
(Gain) loss on change in fair value of the derivative	(52,324)
Balance - June 30, 2016	146,968

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Six Months ended	Six Months ended
	June 30,	June 30,
	2016	2015
Expected term	0.64 - .75 years	-
Expected average volatility	227.90% - 247.09%	-
Expected dividend yield	-	-
Risk-free interest rate	0.41%-0.36%	-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the six months ended June 30, 2016 and 2015 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.

Business Overview

We were incorporated in Nevada on November 29, 2006 under the name Sparking Events, Inc., and on September 16, 2013 our corporate name was changed to Cala Energy Corp., (formally, Xodtec LED, Inc.) under which we were engaged in the business of offering services, such as enhanced oil recovery and material supplies, to gas and oil fields predominantly located in Southeast Asia. We were not successful in our efforts and discontinued this line of business. Since that time, and prior to the "Exchange Agreement" (defined below), we have been a "shell company", as such term is defined in Rule 12b-2 of the Exchange Act.

On March 31, 2015, the Company, pursuant to share exchange agreement (the "Share Exchange Agreement"), among the Company, Lingerie Fighting Championships, Inc. ("LFC"), and the holders of all of the outstanding common stock and convertible notes of LFC exchanged their common stock and convertible notes of LFC for a total of 16,750,000 shares of common stock, which represented 84.70% of the Company's common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph. The issuance of the 16,750,000 shares of common stock to the former holders of LFC's common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction. The sole director and chief executive officer of LFC became a director and the chief executive officer of the Company. As a result of the reverse acquisition, the Company's business has become the business of LFC.

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

Effective as of April 1, 2015, we changed our name to "Lingerie Fighting Championships, Inc." a name which more accurately represents our new business. We effected the name change by virtue of a short form merger, pursuant to which LFC (our wholly owned subsidiary after the LFC Acquisition) merged with and into the Company, with the Company remaining as the surviving parent corporation. In connection with the name change, we submitted to FINRA a voluntary request for the change of our OTC trading symbol. Our Common Stock now trades under the symbol "BOTY".

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

Investment Agreement with Tangiers Global LLC

On April 4, 2016, we closed on an Investment Agreement with Tangiers Global, LLC ("Tangiers"), a Wyoming limited liability company. Pursuant to the terms of the Investment Agreement, Tangiers committed to purchase up to $5,000,000 of our Common Stock during the Open Period. From time to time during the Open Period, the Company may deliver a drawdown notice to Tangiers which states the dollar amount that we intend to sell to Tangiers on a date specified in the put notice (the "Put Notice"). The maximum investment amount per notice shall be shall be equal to one hundred percent (100%) of the average of the daily trading dollar volume (U.S. market only) of the Common Stock for the ten (10) consecutive Trading Days immediately prior to the applicable Put Notice Date so long as such amount does not exceed an accumulative amount per month of $100,000 unless a prior approval of the Investor is obtained by the Company. The total purchase price to be paid, in connection to the Put Notice, by Tangiers shall be calculated at a eighteen percent (18%) discount of the lowest trading price of the Common Stock during the five (5) consecutive Trading Days immediately succeeding the applicable Put Notice Date.

In connection with the Investment Agreement, we also entered into a registration rights agreement (the "Registration Rights Agreement") with Tangiers, pursuant to which we are obligated to file a registration statement with the SEC. We are obligated to use all commercially reasonable efforts to maintain an effective registration statement until termination of the Investment Agreement.

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

On April 28, 2016, the Company filed a registration statement with the Securities and Exchange Commission to register 3,500,000 shares of common stock pursuant to the Investment Agreement and the Registration Rights Agreement. On May 24, 2016, the Company received a comment letter from the Securities and Exchange Commission regarding the registration statement. The Company is currently formulating a response to the comment letter. There can be no assurance that the registration statement will ever become effective and that the Company will ever be able to draw down on the equity line.

In addition, since the registration statement will not become effective within 90 days of the date of the Investment Agreement, the Company is not entitled to the $40,000 reduction in principal on the promissory note.  The Company and Tangiers may seek to amend the terms of the promissory note.

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

Results of Operations

Three Months ended June 30, 2016 as compared to the Three Months Ended June 30, 2015

Revenues

We generated revenues of $2,974 and $0 for the three month period ended June 30, 2016 and 2015, respectively. This increase in revenue was primarily due to license revenues generated during the quarter.

Cost of Services

We incurred total cost of services of $41,074 and $13,715 for the three months ended June 30, 2016 and 2015, respectively. The increase in cost of sales was primarily related increased payments to subcontractors and labor costs.

Operating Expenses

We incurred total operating expenses of $77,775 and $30,780 for the three months ended June 30, 2016 and 2015, respectively. All of these expenses related to general and administrative expenses. The increase in operating expenses was due primarily to an increase of travel expenses of approximately $28,000, an increase in commissions and fees of $6,000, and an increase in office expenses of approximately $8,000. The increase in operating expenses was offset by a decrease in legal and professional fees of approximately $6,000.

Net Loss

We incurred a net loss of $202,906 and $44,495 during the three months ended June 30, 2016 and 2015, respectively. The increase in our net loss was due to the increase in operating expenses of $46,995, along with the increase of interest expense of $34,063 and loss on derivative liabilities of $52,968, offset by an increase of revenues of $2,974, for the comparative period.

Six Months Ended June 30, 2016 as compared to the Three Months Ended June 30, 2015

Revenues

We generated revenues of $4,174 and $0 for the six month period ended June 30, 2016 and 2015, respectively. The increase in revenue was primarily due to license revenues and on-line sales generated during the period.

Cost of Services

We incurred total cost of services of $41,074 and $13,715 for the six months ended June 30, 2016 and 2015, respectively. The increase in cost of sales was primarily related increased payments to subcontractors and labor costs.

Operating Expenses

We incurred total operating expenses of $84,177 and $46,106 for the six months ended June 30, 2016 and 2015, respectively. All of these expenses related to general and administrative expenses. The increase in operating expenses was due primarily to an increase of travel expenses of approximately $28,000, an increase in commissions and fees of $6,000, an increase in office expenses of approximately $8,000, and an increase in insurance costs of approximately $2,000. The increase in operating expenses was offset by a decrease in legal and professional fees of approximately $6,000.

Net Loss

We incurred a net loss of $208,108 and $65,071 during the six months ended June 30, 2016 and 2015, respectively. The increase in our net loss was due to the increase in operating expenses of $38,071, along with the increase of interest expense of $28,813 and loss on derivative liabilities of $52,968, offset by an increase of revenues of $4,174, for the comparative period.

Liquidity and Capital Resources

At June 30, 2016, we had a working capital deficiency of $324,127. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

During the six months ended June 30, 2016 and 2015, the Company's net cash used in operating activities was $(143,701) and (58,437), respectively. The cash used in operating activities during the six months ended June 30, 2016 related to the Company's net loss of $(208,108), loss on derivative liability of 52,968, amortization of debt discount of $26,332 and decrease in accounts payable and accrued liabilities of $14,893.

Cash Flows from Investing Activities

During the six months ended June 30, 2016 and 2015, the Company had net cash used in investing activities of $0 and $2,578, respectively.

Cash Flows from Financing Activities

During the six months ended June 30, 2016 and 2015, the Company had net cash provided by financing activities of $143,925 and 169,250, respectively. The cash provided by financing activities during the six months ended June 30, 2016 was related to the proceeds from convertible debt of $94,000, proceeds from promissory notes of $50,000, and payment for cancellation of common shares of $75.

Going Concern

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company can give no assurances that it can or will become financially viable and continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company had no off-balance sheet arrangements.

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

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 "Share-based payments". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505, "Equity Based Payments to Non–Employees". The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Donnelly concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000 with a $6,000 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 55% of the lowest trading price 25 days prior to conversion.

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion.

The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

There is no other information required to be disclosed under this item which was not previously disclosed.

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

_________

+ In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

August 15, 2016	By:	/s/ Shaun Donnelly
Shaun Donnelly, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

