Form 10-Q
period 2016-09-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2016-11-14
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2016 there were 24,192,200 shares of common stock issued and outstanding.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

FORM 10-Q

September 30, 2016

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$50,136	$21,683
Total Current Assets	50,136	21,683

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$31,948	$37,626
Convertible notes, net of $142,326 and $0 debt discount as of September 30, 2016 and December 31, 2015, respectively	57,174	-
Promissory notes, net of $0 and $0 debt discount as of September 30, 2016 and December 31, 2015, respectively	157,500	-
Derivative liability	353,750	-
Total Current Liabilities	600,372	37,626

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding.
Common stock, par value $0.001 per share, 400,000,000 shares authorized, 19,319,977 and 19,769,977 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	19,320	19,770
Additional paid-in capital	92,910	162,536
Accumulated deficit	(662,466)	(198,249)
Total stockholders' deficit	(550,236)	(15,943)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,136	$21,683

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$14,963	$18,642	$19,137	$18,642
Cost of Services	11,395	30,086	52,469	43,801
GROSS PROFIT (LOSS)	3,568	(11,444)	(33,332)	(25,159)

OPERATING EXPENSES
Selling, general and administrative expenses	85,088	80,595	169,265	126,701
Total Operating Expenses	85,088	80,595	169,265	126,701

OTHER EXPENSE
Interest Expense	47,557	-	81,620	5,250
Loss on derivative liabilities	127,032	-	180,000	-
Total other expenses	$174,589	$-	$261,620	$5,250

OPERATING LOSS	(256,109)	(92,039)	(464,217)	(157,110)

NET LOSS	$(256,109)	$(92,039)	$(464,217)	$(157,110)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	19,124,325	19,769,977	19,768,335	17,048,501

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(464,217)	$(157,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	-	5,250
Stock - based compensation	30,000	7,600
Loss on derivative liability	180,000	-
Amortization of debt discount	64,674	-
Changes in operating assets and liabilities:
Accounts Receivable	-	(15,016)
Accounts payable and accrued liabilities	(5,679)	9,684
Net cash used in operating activities	(195,222)	(149,592)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	2,578

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	-	(12,000)
Repayment of notes - related party	-	(24,000)
Proceeds from related party convertible debt	-	3,850
Proceeds from convertible debt	173,750	1,400
Proceeds from promissory notes	50,000	-
Proceeds from sale of common stock	-	200,000
Payment for cancellation of common shares	(75)	-
Net cash provided by financing activities	223,675	169,250

Net increase (decrease) in cash and cash equivalents	28,453	22,236
Cash and cash equivalents - beginning of period	21,683	3,580
Cash and cash equivalents - end of period	$50,136	$25,816

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$100
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issue promisorry note for equity purchase agreement	$100,000	$-
Debt discount from derivative liability	$173,750	$-
Net liabilities assumed in the reverse acquisition	$-	$39,522
Common shares issued for conversion of debt	$-	$5,250
Discount to debt for beneficial conversion feature	$-	$5,250

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS
September 30, 2016 (UNAUDITED)

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements.  These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2016.  At September 30, 2016 and December 31, 2015, the Company had no subsidiaries.

Convertible Instruments and Derivatives

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities.”

Fair Value Measurement

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

The change in the level 3 financial instrument is as follows:

Balance - January 1, 2016	$-
Addition of new derivative as a debt discount	173,750
Day one loss due to derivative	217,637
(Gain) on change in fair value of the derivative	(37,637)
Balance - September 30, 2016	$353,750

The following table summarizes fair value measurement by level at September 30, 2016 and December 31, 2015, measured at fair value on a recurring basis:

September 30, 2016	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	353,750	353,750

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	-	-

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

There were no preferred shares issued and outstanding as at September 30, 2016 and December 31, 2015.

Common Stock

The Company has authorized 400,000,000 shares with a par value $0.001 per share.

On November 12, 2015, the Company purchased 750,000 shares of common stock from a consultant for $75.  These shares had been issued by LFC pursuant to a founders’ agreement dated July 28, 2014 for $75 and were exchanged for 750,000 shares of common stock pursuant to the Share Exchange Agreement.  The founders’ agreement gave the Company the right to repurchase the shares at cost if she ceased to be a consultant during the first year.  The Company exercised this right and repurchased the shares.  On January 7, 2016, payment had been provided to the consultant and the shares are accounted for as being cancelled as at September 30, 2016.

Common Stock Issued for Services

On August 10 2016, the Company entered into an agreement for Institutional Funding Services/Public Relation Services. Pursuant to the terms of the agreement, the Company will issue monthly, 150,000 shares of common stock as fair value payment of the monthly retainer fee upon execution of the agreement. As of September 30, 2016 the Company has issued 300,000 shares of common stock for services rendered with a fair value of $30,000 based on the market price.

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable as at September 30, 2016 and December 31, 2015:

Notes Payable	September 30, 2016	December 31, 2015

Promissory Note to Tangiers	$100,000	$-
Promissory Note to Tangiers	57,500	-
Total Notes Payable	$157,500	$-

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

For the nine month period ending September 30, 2016, $6,000 has been accrued as interest expense.

On April 28, 2016, the Company filed a registration statement with the Securities and Exchange Commission to register 3,500,000 shares of common stock pursuant to the Investment Agreement and the Registration Rights Agreement. On May 24, 2016, the Company received a comment letter from the Securities and Exchange Commission regarding the registration statement. As of September 30, 2016 the Company is currently formulating a response to the comment letter. There can be no assurance that the registration statement will ever become effective and that the Company will ever be able to draw down on the equity line.

In addition, since the registration statement will not become effective within 90 days of the date of the Investment Agreement, the Company is not entitled to the $40,000 reduction in principal on the promissory note. As of September 30, 2016 the Company and Tangiers are having ongoing discussions and may seek to amend the terms of the promissory note.

Note Payable to Tangiers

On April 4, 2016, the Company entered into a separate promissory note of $57,500 with a $7,500 original issue discount to the unrelated party, which bears interest at 10% of the principal amount. The $57,500 promissory note matures six months from the issue date. The note may be prepaid by the company, in whole, or part, as follows: (a) under thirty days, 105% of principal amount, (b) thirty one to sixty days, 110% of principal amount, (c) sixty one to ninety days, 115% of principal amount, (d) ninety one to one hundred and twenty days, 120% of principal amount, (e) one hundred twenty one to one hundred fifty one days, 125% of principal amount, and (f) one hundred and fifty one to one hundred and eighty days, 135% of principal amount. The note payable will be available to be converted upon default. Per the agreement, default could occur based on: failure of payment on any outstanding amounts longer than five days after the due date, failure to issue shares after request, or failure to comply with all of the other material provisions included in the agreement. The conversion price shall be equal to the lower of 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The discount is being amortized over the life of the note using the effective interest method resulting in $7,500 of interest expense for the nine months September 30, 2016.

For the nine month period ending September 30, 2016, $5,750 has been accrued as interest expense.

NOTE 6 – CONVERTIBLE DEBT

The Company had the following notes payable as at September 30, 2016 and December 31, 2015:

Convertible Debt	September 30, 2016	December 31, 2015

Convertible Promissory Note to Crown Bridge	$20,000	$-
Convertible Promissory Notes to Auctus Fund	34,969	-
Convertible Promissory Notes to EM Financial	2,205	-
		-
Total Convertible Debt	$57,174	$-

Promissory Note Payable to Crown Bridge Partners

On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000 with a $6,000 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 55% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $20,000 of interest expense for the nine months September 30, 2016.

For the nine month period ending September 30, 2016, $2,153 has been accrued as interest expense.

Promissory Note Payable to Auctus Fund

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $32,896 of interest expense for the nine months September 30, 2016.

For the nine month period ending September 30, 2016, $2,646 has been accrued as interest expense.

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $2,073 of interest expense for the nine months September 30, 2016.

For the nine month period ending September 30, 2016, $164 has been accrued as interest expense.

Promissory Note Payable to EMA Financial

On September 7, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the effective interest method resulting in $2,205 of interest expense for the nine months September 30, 2016.

For the nine month period ending September 30, 2016, $233 has been accrued as interest expense.

NOTE 7 – DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2016:

Balance - January 1, 2016	$-
Addition of new derivative as a debt discount	173,750
Day one loss due to derivative	217,637
(Gain) on change in fair value of the derivative	(37,637)
Balance - September 30, 2016	$353,750

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2016	2015
Expected term	0.39 - .94 years	-
Expected average volatility	139.55% - 220.10%	-
Expected dividend yield	-	-
Risk-free interest rate	0.52%	-

NOTE 8 – SUBSEQUENT EVENTS

On October 1, 2016 the Company issued 1,200,000 shares of common stock in connection with the agreement for the services to be rendered by the new sponsorship representative.

On October 10, October 26 and November 3, 2016 the Company converted an aggregate of approximately $5,000, $7,500 and $7,500 respectively of the outstanding principal amount of a certain convertible promissory note dated April 4, 2016 in the amount of $57,500. The Company issued shares of common stock of 138,889, 416,667 and 1,666,667 respectively. The remaining principal balance on the note is $37,500.

On October 12, 2016 the Company issued 150,000 shares of common stock in connection with an agreement for Institutional Funding Services/Public Relations Services. Pursuant to the agreement, the Company will issue shares on a monthly basis as payment for the monthly retainer fee.

On October 18 and November 3, 2016 the Company converted an aggregate of approximately $4,062 and $3,300 respectively of the outstanding principal amount of a certain convertible promissory note dated April 1, 2016 in the amount of $40,000. The Company issued shares of common stock of 200,000 and 1,100,000 respectively. The remaining principal balance on the note is $32,638.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition for the nine months ended September 30, 2016 and 2015 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this report.

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

On April 28, 2016, the Company filed a registration statement with the Securities and Exchange Commission to register 3,500,000 shares of common stock pursuant to the Investment Agreement and the Registration Rights Agreement. On May 24, 2016, the Company received a comment letter from the Securities and Exchange Commission regarding the registration statement. As of September 30, 2016 the Company is currently formulating a response to the comment letter. There can be no assurance that the registration statement will ever become effective and that the Company will ever be able to draw down on the equity line.

In addition, since the registration statement will not become effective within 90 days of the date of the Investment Agreement, the Company is not entitled to the $40,000 reduction in principal on the promissory note. As of September 30, 2016 the Company and Tangiers are having ongoing discussions and may seek to amend the terms of the promissory note.

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

Results of Operations

Three Months ended September 30, 2016 as compared to the Three Months Ended September 30, 2015

Revenues

We generated revenues of $14,963 and $18,642 for the three month period ended September 30, 2016 and 2015, respectively. This decrease in revenue was primarily due to a decrease in license revenues during the quarter.

Cost of Sales

We incurred total cost of sales of $11,395 and $30,086 for the three months ended September 30, 2016 and 2015, respectively. The decrease in cost of sales was primarily related to decreased payments to subcontractors and a decrease in labor costs during the period.

Operating Expenses

We incurred total operating expenses of $85,088 and $80,595 for the three months ended September 30, 2016 and 2015, respectively.  All of these expenses related to general and administrative expenses.  The increase in operating expenses was due primarily to an increase of legal and professional fees of approximately $16,700, a decrease in advertising expense of $12,000.

Net Loss

We incurred a net loss of $256,109 and $92,039 during the three months ended September 30, 2016 and 2015, respectively. The increase in our net loss was due to the increase in operating expenses of $4,500, an increase in interest expense of $47,557 and loss on derivative liabilities of $127,032, offset by an increase in gross profit of $15,012 for the comparative period.

Nine Months Ended September 30, 2016 as compared to the Nine Months Ended September 30, 2015

Revenues

We generated revenues of $19,137 and $18,642 for the nine month period ended September 30, 2016 and 2015, respectively. The increase in revenue was primarily due to license revenues, on-line sales and ticket revenue generated during the period.

Cost of Sales

We incurred total cost of sales of $52,469 and $43,801 for the nine months ended September 30, 2016 and 2015, respectively. The increase in cost of sales was primarily related increased payments to subcontractors and labor costs.

Operating Expenses

We incurred total operating expenses of $169,265 and $126,701 for the nine months ended September 30, 2016 and 2015, respectively.  All of these expenses related to general and administrative expenses.  The increase in operating expenses was due primarily to an increase of travel expenses of approximately $31,500, an increase in commissions and fees of $6,000, an increase in office expenses of approximately $9,000. The increase in operating expenses was due to an increase in legal and professional fees of approximately $10,600 and a decrease in advertising fees of approximately $12,000.

Net Loss

We incurred a net loss of $464,217 and $157,110 during the nine months ended September 30, 2016 and 2015, respectively. The increase in our net loss was due to the increase in operating expenses of $42,564, along with the increase of interest expense of $76,370 and loss on derivative liabilities of $180,000, offset by an increase of revenues of $495, for the comparative period.

Liquidity and Capital Resources

At September 30, 2016, we had a working capital deficiency of $550,236.  The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Cash Flows from Operating Activities

During the nine months ended September 30, 2016 and 2015, the Company’s net cash used in operating activities was $(195,222) and $(149,592), respectively. The cash used in operating activities during the nine months ended September 30, 2016 related to the Company’s net loss of $(464,217), loss on derivative liability of $180,000, stock – based compensation of $30,000, amortization of debt discount of $64,674 and decrease in accounts payable and accrued liabilities of $5,679.

Cash Flows from Investing Activities

During the nine months ended September 30, 2016 and 2015, the Company had cash provided by investing activities of $0 and $$2,578, respectively.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016 and 2015, the Company had cash provided by financing activities of $223,675 and 169,250. The cash provided by financing activities during the nine months ended September 30, 2016 was related to the proceeds from convertible debt of $173,750, proceeds from promissory notes of $50,000, and payment for cancellation of common shares of $75.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Donnelly concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

On September 07, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion.

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion.

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

__________

 +  In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

November 14, 2016	By:	/s/ Shaun Donnelly
Shaun Donnelly, Chief Executive Officer, (Principal Executive Officer)

November 14, 2016	By:	/s/ Charles Connaughton
Charles Connaughton, Chief Financial Officer, (Principal Financial Officer)

