Form 10-K
period 2016-12-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2017-06-01
CIK 1407704

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The number of shares of registrant's common stock outstanding as of May 25, 2017 was 305,541,153.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

2016 ANNUAL REPORT ON FORM 10-K

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

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward- looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

PART I

ITEM 1. BUSINESS.

As used in this Annual Report, “we,” “us,” “our,” “LFC,” “Company” or “our Company” refers to Lingerie Fighting Championships, Inc.

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

On September 14, 2016, Lingerie Fighting Championships, Inc., a Nevada Corporation (the “Company”) filed an amendment to its articles of incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, which, among other things, established the designation, powers, rights, privileges, preferences and restrictions of the Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”).

Among other provisions, each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

Fifty-one (51) shares of Series A Preferred Stock were authorized and fifty-one (51) shares of Series A Preferred Stock were issued to Shaun Donnelly, the Company’s Chief Executive Officer and a director of the Company.

On November 22, 2016, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada to increase the number of authorized shares of common stock, par value $0.001 per share, from four hundred million (400,000,000) shares to one billion (1,000,000,000) shares. A true and correct copy of the Amendment is filed as Exhibit 3.1 to this report.

On January 23, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada to increase the number of authorized shares of common stock, par value $0.001 per share, from one billion (1,000,000,000) shares to one billion two hundred million (1,200,000,000) shares. A true and correct copy of the Amendment is filed as Exhibit 3.2 to this report.

The Company did not timely comply with the requirements of Regulation 14C under the Exchange Act for the above referenced increases in the Company’s authorized common shares. This would have required us to circulate an information statement describing the corporate actions taken above by the written consent of a majority of our shareholders at least 20 days prior to the effective date of the corporate action. We did however have super majority shareholder consent as required for amending the articles of incorporation The failure to initially comply with Regulation 14C in a timely manner was inadvertent, and while not probable, could cause the SEC to bring an enforcement action or commence litigation against us for failure to comply with Regulation 14C. Such enforcement could subject us to penalties including the payment of fines or damages. Any such claims or actions could cause us to expend financial resources to defend ourselves, and could divert the attention of our management from our core business.

We do not have a principal office. Our mailing address is 6955 North Durango, Suite 1115-129, Las Vegas, NV, 89149, telephone (702) 527-2942. Our website is www.lingeriefc.com.

The Company did not timely comply with the requirements of Regulation 14C under the Exchange Act for the above referenced increases in the Company’s authorized common shares. This would have required us to circulate an information statement describing the corporate actions taken above by the written consent of a majority of our shareholders at least 20 days prior to the effective date of the corporate action. We did however have super majority shareholder consent as required for amending the articles of incorporation The failure to initially comply with Regulation 14C in a timely manner was inadvertent, and while not probable, could cause the SEC to bring an enforcement action or commence litigation against us for failure to comply with Regulation 14C. Such enforcement could subject us to penalties including the payment of fines or damages. Any such claims or actions could cause us to expend financial resources to defend ourselves, and could divert the attention of our management from our core business.

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

Upon closing of the LFC Acquisition, Butler remained as director and Chief Financial Officer and was appointed by the Board to serve as the Secretary and Treasurer of the Company, and Shaun Donnelly, the principal officer and founder of LFC, was elected by the Board to serve as a director, Chief Executive Officer and President of the Company. In 2016, Terry Butler resigned as director and Chief Financial Officer and no longer serves on the Board as the Secretary and Treasurer of the Company.

In October 2016, LFC hired Charles Connaughton as its Chief Financial Officer position. On May 4, 2017, Charles Connaughton resigned from his position as Chief Financial Officer of the Company, effective immediately. The Company’s Board of Directors accepted Mr. Connaughton resignation. Effective May 4, 2017, Shaun Donnelly, our current Chief Executive Officer, will replace Mr. Connaughton as interim Chief Financial Officer until a suitable replacement is found.

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

We launched our first full regular season of the LFC sporting events in May of 2015, which took place in Nevada. Since than we have held events in California, North Dakota and Internationally in Bratislava, Slovakia. We will continue to work on obtaining contracts with both our current and prospective entertainers.

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

Television Programming; Pay-Per View Programming

We will produce and own our television programming and video library and believe that pay-per-view and video-on- demand television distribution presents opportunities to generate revenue for our business. In an effort to build our LFC brand, we plan to distribute our live event programming through pay-per-view and video-on-demand television outlets in the future.

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

Our competitors include among others:

•	Sports Entertainment Providers. We compete on a national basis primarily with World Wrestling Entertainment, Inc., and its subsidiaries (collectively, the "WWE") and Zuffa, LLC, the American sports promotion company specializing in mixed martial arts and parent company of the Ultimate Fighting Championship league (collectively, the "UFC"). We will have to compete with WWE and the UFC in many aspects of our business, including viewership, application of mixed martial arts, access to arenas, the sale and licensing of branded merchandise and distribution channels for our televised programs. We also directly compete to find, hire and retain talented performers. WWE and UFC has substantially greater financial resources than we do, and already has an established fan base and following, and are affiliated with television cable networks on which WWE's and UFC's programs are aired. Other sources of competition in our sports entertainment market are regional promoters of wrestling events.
•	Television Network Scheduling. Conventional sports channels may not accept us or may limit us to less popular time slots. Because we are not a conventional sports league, and due to the mature target audience for our events, mainstream sporting channels may not accept us or may limit our events to mid-day, late night or "half time" type channel slots, as opposed to prime-time televised scheduling.
•	Other Forms of Media. We compete for the time and attention of our listeners with providers of other forms of in- home and mobile entertainment. We rely on having a modest but growing YouTube® following. To the extent existing or potential viewers choose to watch cable television, stream video from on-demand services such as Netflix, Hulu, VEVO or YouTube or play interactive video games on their home-entertainment system, computer or mobile phone rather than view our LFC programming or attend our live events, these content services pose a competitive threat.

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

Television Programming. The production of television programming by independent producers is not directly regulated by the federal or state governments, but the marketplace for television programming in the United States and internationally is substantially affected by government regulations applicable to, as well as social and political influences on, television stations, television networks and cable and satellite television systems and channels. We voluntarily designate the suitability of each of our television shows using standard industry ratings. Changes in governmental policy and private- sector perceptions could further restrict our program content and adversely affect our levels of viewership and operating results.

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

None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that we have good relations with our employees.

Our website address is www.lingeriefc.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock trades on the OTC Pink under the symbol BOTY. The former symbol for our common stock was OILL and, after the reverse stock split, OILLD. The symbol was changed to BOTY on April 29, 2015. The stock has been quoted since April 2009. However, there were no reported trades until September 2009. The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during the years ending December 31, 2016 and 2015, based on information on the OTC Markets website. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions, and have been adjusted to reflect the 800-for-one reverse split.

Fiscal quarter	2016		2015
	High	Low	High	Low
First quarter (March 31)	$1.29	$0.22	$25.00	$18.00
Second quarter (June 30)	0.25	0.10	25.00	5.00
Third Quarter (September 30)	0.17	0.09	5.00	1.10
Fourth Quarter (December 31)	0.10	0.003	2.30	0.52

(b) Holders

As of May 25, 2017, we had approximately 251 shareholders of our common stock.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

The 2010 long-term incentive plan is the equity compensation plan that was approved by stockholders.

At December 31, 2016, we did not have any equity compensation plans that were not approved by stockholders.

Transfer Agent

The transfer agent for the common stock is Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701. Their telephone number is (727) 289-0010.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Rule 10B-18 Transactions

During the year ended December 31, 2016, there were no repurchases of the Company’s common stock by the Company.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2016 and 2015

Revenue

We had revenue of $69,272 for the year ended December 31, 2016 as compared to revenue of $5,970 for the year ended December 31, 2015. The increase in revenue is primarily due to the increase in LFC events held in 2016.

Cost of Service

Cost of services for the year ended December 31, 2016, was $106,161 as compared to $32,902 for the year ended December 31, 2015. This increase in primarily due to direct costs incurred for additional LFC events held in 2016 resulting in additional labor, material, and subcontractor expenses.

Operating Expenses

Operating Expenses were $433,120 for the fiscal year December 31, 2016 as compared to $171,053 for the year ended December 31, 2015. This increase is primarily due to payroll expenses of $193,062 in incurred during the year ended December 31, 2016 that were not incurred in 2015. Our operating expenses were comprised solely of professional fees, payroll and stock based compensation. Professional fees incurred in the year ended December 31, 2016 were consistent with the year ended December 31, 2015.

Other Expenses

Other expenses for the year ended December 31, 2016 consisted of interest expense of $287,772, loss on derivative liabilities of $845,571 and commitment fee expenses of $200,000. We had no other expenses in the year ended December 31, 2015.

Net Loss

We had a net loss of $1,803,352 for the year ended December 31, 2016 as compared to $197,985 for the year ended December 31, 2015. The increase is primarily due to an increase in operating expenses and other expenses, resulting from the additional LFC events held in 2016, as well as an increase in interest expense of $287,772, an increase in loss on derivatives of $845,571, and an increase in commitment fees of $200,000 for the year ended December 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2016, we had a cash balance of $57,630, representing the balance of cash received from the events and convertible promissory notes in fiscal 2016, and $21,683 as of December 31, 2015. The Company had a working capital deficiency of $1,232,057 at December 31, 2016 and a working capital deficiency of $15,943 as of December 31, 2015. The decrease in our working capital from approximately $1,216,114 was primarily related to the increase in convertible promissory notes, promissory notes and derivative liability.

Net Cash Used in Operating Activities

Net cash used in operating activities was $247,728 for the year ended December 31, 2016 as compared to $153,725 during the year ended December 31, 2015. Net cash used in operating activities was primarily related to an increase in net losses of $1,605,367, offset by note payable issued as equity commitment fee of $200,000, stock-based compensation of $174,000, Issuance of preferred shares for voting control of $42,669, Loss on Derivative Liability of $845,571, amortization of debt discount of $266,517, and increase in accounts payable – related party of $23,500, and an increase in accounts payable and accrued liabilities of $3,367.

Net Cash Used in Investing Activities

There was no cash used in investing activities for the fiscal year ended December 31, 2016. For the year ended December 31, 2015, the Company provided $2,578 of cash in investing activities from cash received from a reverse merger transaction.

Net Cash Used In Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was $283,675. We financed our operations proceeds from borrowings on convertible debt of $283,750, offset by payment of cancellation of shares of $75.

Net cash used in financing activities for the year ended December 31, 2016 was $169,250. We financed our operations proceeds from the sale of common stock of $200,000, borrowings on convertible debt of $1,400, and borrowing on convertible debt from a related party of $3,850. Cash used in financing activities included the repayment of notes of $12,000, and repayment of notes to a related party of $24,000.

Supplementary Cash Flow Disclosures

During fiscal 2016, we reported supplemental disclosure of cash flow for non-cash transactions of $289,181 for a derivative reclass to APIC due to conversion, $448,988 debt discount from derivative liability, and $81,463 common shares issued for conversion of debt and accrued interest.

During fiscal 2015, we reported supplemental disclosure of cash flow for non-cash transactions of $39,522 net liabilities assumed in reverse acquisition, $5,250 common shares issued for conversion of debt, and $5,250 discount to debt for beneficial conversion feature.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Lingerie Fighting Championships, Inc

Las Vegas, Nevada

We have audited the accompanying balance sheets of Lingerie Fighting Championships, Inc. (the "Company") as of December 31, 2016 and 2015 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses and working capital deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

June 1, 2017

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$57,630	$21,683
Total Current Assets	57,630	21,683

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$35,214	$37,626
Accounts payable - related party	23,500	-
Convertible notes, net of $215,721 and $0 debt discount as of December 31, 2016 and December 31, 2015, respectively	225,595	-
Derivative liability	1,005,378	-
Total Current Liabilities	1,289,687	37,626

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51, and 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 1,200,000,000 shares authorized, 87,676,435 and 19,769,977 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	87,677	19,770
Additional paid-in capital	681,867	162,536
Accumulated deficit	(2,001,601)	(198,249)
Total stockholders' deficit	(1,232,057)	(15,943)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,630	$21,683

The accompanying notes are an integral part of these financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
Consolidated Statements of Operations

	Year Ended
	December 31,
	2016	2015

Revenue	$69,272	$5,970
Cost of Services	106,161	32,902
GROSS LOSS	(36,889)	(26,932)

OPERATING EXPENSES
Selling, general and administrative expenses	433,120	171,053
Total Operating Expenses	433,120	171,053

OTHER EXPENSE
Interest Expense	287,772	-
Loss on derivative liabilities	845,571	-
Commitment fee	200,000	-
Total other expenses	$1,333,343	$-

OPERATING LOSS	(1,803,352)	(197,985)

NET LOSS	$(1,803,352)	$(197,985)

Basic and Diluted Loss per Common Share	$(0.08)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	23,297,454	17,693,871

The accompanying notes are an integral part of these financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
Statements of Stockholders' Equity (Deficit)

					Additional		Total
	Common Stock		Preferred Shares		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2014	11,500,000	$11,500	-	$-	$(7,772)	$(264)	$3,464
Common shares issued for conversion of debt	5,250,000	5,250	-	-	-	-	5,250
Sale of common stock	2,500,000	2,500	-	-	197,500	-	200,000
Common shares issued for compensation	95,000	100	-	-	7,500	-	7,600
Beneficial conversion feature on convertible debt	-	-	-	-	5,250	-	5,250
Reverse merger adjustment	424,977	420	-	-	(39,942)		(39,522)
Net loss	-	-	-	-	-	(197,985)	(197,985)
Balance - December 31, 2015	19,769,977	$19,770	-	$-	$162,536	$(198,249)	$(15,943)
Purchase and cancellation of shares	(750,000)	(750)	-	-	675	-	(75)
Common shares issued for conversion of debt	66,406,458	66,407	-	-	15,056	-	81,463
Common shares issued for compensation	2,250,000	2,250	-	-	171,750	-	174,000
Derivative reclass to APIC due to conversion	-	-	-	-	289,181	-	289,181
Issuance of preferred shares for voting control	-	-	51	-	42,669	-	42,669
Net loss	-	-	-	-	-	(1,803,352)	(1,803,352)
Balance - December 31, 2016	87,676,435	$87,677	51	$-	$681,867	$(2,001,601)	$(1,232,057)

The accompanying notes are an integral part of these financial statements

Lingerie Fighting Championships, Inc.

Consolidated Statement of Cash Flows

	Year Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,803,352)	$(197,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	-	5,250
Note payable issued as equity commitment fee	200,000	-
Stock - based compensation	174,000	7,600
Issuance of preferred shares for voting control	42,669
Loss on derivative liability	845,571	-
Amortization of debt discount	266,517	-
Changes in operating assets and liabilities:
Accounts payable - related party	23,500	-
Accounts payable and accrued liabilities	3,367	31,410
Net cash used in operating activities	(247,728)	(153,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipt from reverse merger	-	2,578
	-	-
Net cash used in investing activities	-	2,578

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	-	(12,000)
Repayment of notes - related party	-	(24,000)
Proceeds from related party convertible debt	-	3,850
Proceeds from convertible debt	283,750	1,400
Proceeds from sale of common stock	-	200,000
Payment for cancellation of common shares	(75)	-
Net cash provided by financing activities	283,675	169,250

Net increase in cash and cash equivalents	35,947	18,103
Cash and cash equivalents - beginning of period	21,683	3,580
Cash and cash equivalents - end of period	$57,630	$21,683

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$100
Cash paid for income taxes	$-	$337

NON CASH INVESTING AND FINANCING ACTIVITIES
Derivative reclass to APIC due to conversion	$289,181	$-
Debt discount from derivative liability	$448,988	$-
Net liabilities assumed in the reverse acquisition	$-	$39,522
Common shares issued for conversion of debt and accrued interest	$81,463	$5,250
Discount to debt for beneficial conversion feature	$-	$5,250

The accompanying notes are an integral part of these financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

(b) ) Reverse Split

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end. The Company had no subsidiaries at December 31, 2016 and 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $57,630 and $21,683 in cash as at December 31, 2016 and December 31, 2015, respectively.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, "Revenue Recognition." Revenue is recognized only when all of the following criteria have been met: (i) persuasive evidence for an agreement exists; (ii) service has been provided or goods has been delivered; (iii) the payment is fixed or determinable; and (iv) collection is reasonably assured.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at December 31, 2016 and 2015.

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

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Employee awards are accounted for under ASC 718 - where the awards are valued at grant date. Awards given to nonemployees are accounted for under ASC 505 where the awards are valued at earlier of commitment date or completion of services. Compensation cost for employee awards is recognized over the vesting or requisite service period. The Black-Scholes option-pricing model is used to estimate the fair value of options or warrants granted.

Fair Value of Financial Instruments

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2015	$-
Addition of new derivative as a debt discount	448,988
Derivative reclassed to APIC due to debt conversion	(289,181)
Loss on change in fair value of the derivative	845,571
Balance - December 31, 2016	$1,005,378

The following table summarizes fair value measurement by level at December 31, 2016, measured at fair value on a recurring basis:

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,005,378	1,005,378

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations. Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017.

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of December 31, 2016.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible promissory notes payable as at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Convertible Promissory Note to Crown Bridge	$13,289	$-
Convertible Promissory Notes to Auctus Fund	68,226	-
Convertible Promissory Notes to EMA Financial	11,667	-
Convertible Promissory Notes to Black Bridge Capital	26,667	-
Commitment Convertible Promissory Notes to Tangiers	100,000	-
Convertible Promissory Notes to Denali	4,791	-
Convertible Promissory Notes to Tangiers	955	-

Total Convertible Debt	$225,595	$-

During the year ended December 31, 2015, the Company received $1,400 from borrowings on convertible debt.

Promissory Note Payable to Crown Bridge Partners

On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000 with a $6,000 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 55% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative (see note 7 for details) and the discount of $34,000 is being amortized over the life of the note using the effective interest method resulting in $30,000 of interest expense for the year ended December 31, 2016.

During the year ended December 31, 2016, principals of $16,711 was converted for 15,341,000 common shares.

As of December 31, 2016, the note is presented net of a debt discount of $10,000.

Promissory Note Payable to Auctus Fund

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative (see note 7 for details) and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $54,695 of interest expense for the year ended December 31, 2016.

During the year ended December 31, 2016, principal of $7,219 and accrued interest of $4,090 were converted for 16,621,000 common shares.

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative (see note 7 for details) and the discount of $50,000 is being amortized over the life of the note using the effective interest method resulting in $20,750 of interest expense for the year ended December 31, 2016.

As of December 31, 2016, the notes are presented net of a debt discount of $49,055.

Promissory Note Payable to EMA Financial

On September 7, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $29,750 is being amortized over the life of the note using the effective interest method resulting in $11,667 of interest expense for the year ended December 31, 2016.

As of December 31, 2016, the note is presented net of a debt discount of $23,333.

Promissory Note Payable to Blackbridge Capital Growth Fund, LLC

On November 3, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $60,000. The convertible promissory note bears interest at 8% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 20 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $10,000 of interest expense for the year ended December 31, 2016.

As of December 31, 2016, the note is presented net of a debt discount of $50,000.

Commitment Note

On November 3, 2016, the Company entered into an investment agreement with Blackridge Capital Growth Fund, LLC. Per the investment agreement, the investor will invest up to $2,000,000 to purchase the Company’s common stock, par value of $.001 per share.

The Company issued a convertible promissory note for $100,000, as a commitment fee, which bears interest at 8% of the principle amount and matures seven months from November 3, 2016 that matures on November 3, 2017. The commitment fee expense of $100,000 was recognized on November 3, 2016. The conversion price is equal to 57.5% of the lowest trading price during the 20 days prior to the conversion.

On November 3, 2016, a derivative debt discount of $100,000 was recorded. For the year ended December 31, 2016, an amount of $16,667 was amortized into interest expense in relation to the debt discount.

Commitment Note Payable to Tangiers

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

On April 28, 2016, the Company filed a registration statement with the Securities and Exchange Commission to register 3,500,000 shares of common stock pursuant to the Investment Agreement and the Registration Rights Agreement. On May 24, 2016, the Company received a comment letter from the Securities and Exchange Commission regarding the registration statement. As of December 31, 2016 the Company is currently formulating a response to the comment letter. There can be no assurance that the registration statement will ever become effective and that the Company will ever be able to draw down on the equity line.

In addition, since the registration statement will not become effective within 90 days of the date of the Investment Agreement, the Company is not entitled to the $40,000 reduction in principal on the promissory note. As of December 31, 2016 the Company and Tangiers are having ongoing discussions and may seek to amend the terms of the promissory note. The Company expensed the $100,000 as commitment fee during the year ended December 31, 2016.

The note was discounted for a derivative and the discount of $65,238 is fully amortized into interest expense for the year ended December 31, 2016. As of December 31, 2016, the note is presented net of a debt discount of $0.

Note Payable to Denali

On December 5, 2016, the Company entered into an Assignment Agreement that Denali acquired $16,000 of the $57,500 note held by Tangiers.

During the year ended December 31, 2016, principal of $11,209 and accrued interest of $6 was converted for 10,701,249 common shares.

Note Payable to Tangiers

On April 4, 2016, the Company entered into a separate promissory note of $57,500 with a $7,500 original issue discount to the unrelated party, which bears interest at 10% of the principal amount. The $57,500 promissory note matures six months from the issue date. The note may be prepaid by the company, in whole, or part, as follows: (a) under thirty days, 105% of principal amount, (b) thirty one to sixty days, 110% of principal amount, (c) sixty one to ninety days, 115% of principal amount, (d) ninety one to one hundred and twenty days, 120% of principal amount, (e) one hundred twenty one to one hundred fifty one days, 125% of principal amount, and (f) one hundred and fifty one to one hundred and eighty days, 135% of principal amount. The note payable will be available to be converted upon default. Per the agreement, default could occur based on: failure of payment on any outstanding amounts longer than five days after the due date, failure to issue shares after request, or failure to comply with all of the other material provisions included in the agreement. The conversion price shall be equal to the lower of 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $50,000 is being amortized over the life of the note using the effective interest method. Total of $57,500 of the discount was recorded as interest expense for the year ended December 31, 2016.

During the year ended December 31, 2016, $40,545 was converted for 23,743,209 common shares.

NOTE 5 – STOCKHOLDERS EQUITY

Preferred Stock

The authorized preferred stock consists of 10,000,000 shares with a par value $0.001 per share. The board of directors has broad discretion in setting the rights, preferences and privileges of one or more series of preferred stock.

On September 3, 2016, the Company issued 51 Series A preferred shares to the chief Executive Officer. The Series A preferred shares have voting rights, resulting in the Series A stockholder holding in aggregate approximately 51% of the total voting power of all issued and outstanding voting capital of the Company. The valuation of the preferred shares was completed by the Company based on the change in voting percentage rights before and after the Series A shares were issued. The value of the Series A shares is $42,669 and was expensed.

There were 51 and 0 preferred shares issued and outstanding as at December 31, 2016 and December 31, 2015.

Common Stock

The Company has authorized 1,200,000,000 shares with a par value $0.001 per share.

During the year ended December 31, 2016, the Company repurchased and cancelled 750,000 common shares, par value of $750, by payment of $75.

During the year ended December 31, 2016, the Company issued 66,406,458 common shares, par value of $66,407, for conversion of debt in the amount of $81,463.

On November 12, 2015, the Company purchased 750,000 shares of common stock from a consultant for $75. These shares had been issued by LFC pursuant to a founders’ agreement dated July 28, 2014 for $75 and were exchanged for 750,000 shares of common stock pursuant to the Share Exchange Agreement. The founders’ agreement gave the Company the right to repurchase the shares at cost if she ceased to be a consultant during the first year. The Company exercised this right and repurchased the shares. On January 7, 2016, payment had been provided to the consultant and the shares are accounted for as being cancelled as at December 31, 2016.

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

Common shares issued for compensation

During the year ended December 31, 2016, the Company issued 2,250,000 common shares with a fair value of $174,000 for services rendered. The shares were valued at market price when the shares were issued.

Pursuant to a release agreement dated June 4, 2015, between the Company and its former counsel, the Company and its former counsel exchanged general releases, and the Company issued to its former counsel 95,000 shares of common stock. The shares were valued at $0.08 per shares, which is the price per share paid in the Company’s March 31, 2015 private placement, for a total of $7,600.

NOTE 7 – DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year ended December 31,	Year ended December 31,
	2016	2015
Expected term	0.14 - .84 years	-
Expected average volatility	250.58% - 440.58%	-
Expected dividend yield	-	-
Risk-free interest rate	0.48% - 0.74%	-

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company's chief executive officer made a $2,628 advance to the Company during the period ended December 31, 2015. $2,513 of this $2,628 was forgiven by the chief executive officer during the period ended December 31, 2015. The $115 advance was non-interest bearing and payable on demand and has been paid and included in the change in accrued expenses.

During the year ended December 31, 2016, the Company accrued $23,500 of salary payable to two related parties

During the year ended December 31, 2015, two individuals, one of whom was the Company’s then chief executive and chief financial officer prior to the reverse acquisition and became the Company’s chief financial officer after the reverse acquisition, and one who was not affiliated with the Company but who became a 5% stockholder as a result of the shares issued to him pursuant to the Share Exchange Agreement upon conversion of convertible notes held by him, each (i) made a $12,000 loan to the acquired company prior to the reverse acquisition transaction and received a 10% senior promissory note in the principal amount of $12,000, which were paid from the proceeds of the Company’s March 31, 2015 private placement (see Note 4), and (ii) made a loan to the LFC in the amount of $1,925, which became converted into 1,925,000 shares of common stock pursuant to the Share Exchange Agreement. These loans represented $24,000 of the $36,000 of loans made by Cala Energy Corp. prior to the reverse acquisition transaction. The convertible notes represented $3,850 of the $5,250 of convertible notes issued by LFC prior to the reverse acquisition.

NOTE 9 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit

The Company has fully reserved the benefit from the tax loss carryforward as follows:

	December 31, 2016	December 31, 2015
Net operating loss carryforward	(715,249)	(197,985)
Tax Rate	34%	34%
Tax benefit of net operating loss carryforward	243,185	67,405
Valuation allowance	(243,185)	(67,405)
Deferred income tax asset	$-	$-

The Company has approximately $715,249 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing twenty years from when incurred. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

NOTE 10 – SUBSEQUENT EVENTS

On January 3, 2107, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $45,000.

Subsequent to December 31, 2016, a total of 217,864,718 common shares were issued in relation to principal debt and interest converted in the amount of $89,379.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and financial officer. Based on that evaluation, our chief executive and financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016.

Management's Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified material weaknesses related to (i) the lack of any accounting personnel (ii) the lack of internal audit functions, (iii) the lack of segregation of duties, and (iv) the lack of proper internal control procedures and documentation. As of December 31, 2016, we had one executive, our chief executive and financial officer, who was a consultant who provided services on an as-needed basis. As a result there was no segregation of duties.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our current directors and executive officers as of December 31, 2016.

Name	Age	Position
Shaun Donnelly	47	Chief Executive Officer, Chief Financial Officer and Director

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

Board Committees

We have no audit, compensation or nominating committee. The functions of these committees are performed by the board of directors. We do not have any independent directors.

Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

We have not adopted a code of ethics as of the date of this report.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2016 and 2015 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Shaun Donnelly, Chief	2016
Executive Officer, Chief
Financial Officer and Director(1)		$30,000	$0	$42,669	$0	$72,669

	2015
Charles Connaughton, Chief Financial	2016	$0	$0	$30,000	$0	$30,000
Officer and Director (2)

1.       Mr. Donnelly accrued compensation at the rate of $10,000 per month during the fourth quarterfiscal 2016; however, we only paid $9,500 compensation to Mr. Donnelly during either fiscal 2016. Mr. Donnelly did not accrue compensation subsequent to the fourth quarter of fiscal 2016, Mr. Connaughton was granted 300,000 shares of restricted stock with a $0.10 par value.  On September 3, 2016, Mr. Donnelly was issued 51 Series A preferred shares valued at $42,669.

2.       Mr Connaughton resigned from the position of Chief Financial Officer on May 4, 2017.

Executive Employment Contracts

The Company”) entered into an employment agreement dated October 1, 2016 with Shaun Donnelly. Pursuant to the agreement, Mr. Donnelly will continue to be employed as Chief Executive Officer of the Company. The initial term of the Employment Agreement is for a period of twelve (12) months (the “Initial Term”).

During the Initial Term, the Company will pay Donnelly a monthly base compensation of $10,000. The Base Salary shall accrue each month when due to Donnelly pursuant to the terms as stated in the Employment Agreement, it being understood that the Company may refrain from making cash payment of the Base Salary to Donnelly for those months in which the Company does not have the cash and/or funds available to satisfy the Base Salary obligation to Donnelly. All amounts of Base Salary that remain unpaid but due and owing to Donnelly at the end of each calendar month shall accrue or may be converted into shares of the Company’s common stock.

Compensation of Directors

Currently, members of our Board of Directors receive no compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information at to shares of common stock beneficially owned as of May 25, 2017:

•	each director for director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage

Named Executive Officers and Directors
Shaun Donnelly	9,350,000	5.93%
All officers and directors as a group	9,350,000	5.93%
Name of Beneficial Owner (5%)
Tangiers Global	12,527,286	9.9%

The address for Mr. Donnelly is c/o Lingerie Fighting Championships, Inc., 6955 North Durango Drive, Suite 1115-129, Las Vegas 89149.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

●	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

●

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors. During fiscal 2016 and 2015, our board of directors consisted of one individual, Mr. Shaun Donnelly.

The following is a summary of the fees for professional services rendered by MaloneBailey for the year ended December 31, 2016.

MaloneBailey:

	December 31,	December 31,
	2016	2015
Audit fees	$24,000	6,500
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-

Total Fees	$24,000	6,500

Audit fees. Audit fees represent fees for professional services performed by MaloneBailey for the audit of the applicable 2016 annual financial statements.

Audit-related fees. We did not incur any other fees for services performed by and MaloneBailey.

Tax Fees. We did not incur tax fees for the year ended December 31, 2016.

Other fees. MaloneBailey did not receive any other fees during 2016.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

Item 15.       Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number		Description
31.1 *		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *		Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *		Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: June 1, 2017	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	June 1, 2017
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

