Form 10-Q
period 2017-03-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2017-07-06
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-205944

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

6955 North Durango Drive

Suite 1115-129

Las Vegas, NV 89149

(Address of principal executive offices)

(702) 527-2942

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 5, 2017 there were 305,541,153 shares of common stock issued and outstanding.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

FORM 10-Q

March 31, 2017

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

(Unaudited）

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$31,963	$57,630
Total Current Assets	31,963	57,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$41,447	$35,214
Accounts payable - related party	43,000	23,500
Stock payable	30,000	-
Convertible notes, net of $160,824 and $215,721 debt discount as of March 31, 2017 and December 31, 2016, respectively	240,078	225,595
Derivative liability	776,255	1,005,378
Total Current Liabilities	1,130,780	1,289,687

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 0 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 1,200,000,000 shares authorized, 305,541,153 and 87,676,435 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	305,542	87,677
Additional paid-in capital	660,481	681,867
Accumulated deficit	(2,064,840)	(2,001,601)
Total stockholders’ deficit	(1,098,817)	(1,232,057)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,963	$57,630

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Revenue	$-	$1,200
Cost of Services	20,680	-
GROSS LOSS	(20,680)	1,200

OPERATING EXPENSES
Selling, general and administrative expenses	96,987	6,402
Total Operating Expenses	96,987	6,402

OTHER (INCOME) EXPENSE
Interest Expense	112,595	-
(Gain) on derivative liabilities	(167,023)	-
Total other income	$(54,428)	$-

OPERATING LOSS	(63,239)	(5,202)

NET LOSS	$(63,239)	$(5,202)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	172,646,771	19,069,428

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,239)	$(5,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on derivative liability	(167,023)	-
Amortization of debt discount	99,897	-
Stock based compensation	30,000	-
Changes in operating assets and liabilities:
Accounts payable - related party	19,500	-
Accounts payable and accrued liabilities	10,198	(6,626)
Net cash used in operating activities	(70,667)	(11,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	45,000	-
Payment for cancellation of common shares	-	(75)
Net cash provided by financing activities	45,000	(75)

Net increase in cash and cash equivalents	(25,667)	(11,903)
Cash and cash equivalents - beginning of period	57,630	21,683
Cash and cash equivalents - end of period	$31,963	$9,780

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Derivative reclass to APIC due to conversion	$107,100	$-
Debt discount on convertible promissory notes	$45,000	$-
Common shares issued for conversion of debt and accrued interest	$89,378	$-

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2017

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2017. At March 31, 2017 and December 31, 2016, the Company had no subsidiaries.

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2016	$1,005,378
Derivative reclassed to APIC due to debt conversion	(107,100)
Derivative discount	45,000
(Gain) on change in fair value of the derivative	(167,023)
Balance – March 31, 2017	$776,255

The following table summarizes fair value measurement by level at March 31, 2017 and December 31, 2016, measured at fair value on a recurring basis:

March 31 , 2017	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	776,255	776,255

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,005,378	1,005,378

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

NOTE 4 – STOCKHOLDERS DEFICIT

Preferred Stock

The authorized preferred stock consists of 10,000,000 shares with a par value $0.001 per share. The board of directors has broad discretion in setting the rights, preferences and privileges of one or more series of preferred stock.

There were 51 and 51 preferred shares issued and outstanding as at March 31, 2017 and December 31, 2016.

Common Stock

The Company has authorized 1,200,000,000 shares with a par value $0.001 per share.

During the quarter ended March 31, 2017, the Company issued 217,864,718 common shares, for conversion of debt and accrued interest of $89,378.

Common shares issued for compensation

As of March 31, 2017, the Company recorded stock payable of $30,000 for service.

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable as at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Convertible Promissory Note to Crown Bridge	$7,247	$13,289
Convertible Promissory Notes to Auctus Fund	85,569	68,226
Convertible Promissory Notes to EMA Financial	14,394	11,667
Convertible Promissory Notes to Black Bridge Capital	66,202	26,667
Convertible Promissory Notes to Tangiers	23,801	100,000
Convertible Promissory Notes to Denali	31,615	4,791
Convertible Promissory Notes to Tangiers	0	955
Convertible Promissory Notes to Powerup	11,250	-

Total Convertible Debt	$240,078	$225,595

Promissory Note Payable to Crown Bridge Partners

On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000 with a $6,000 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 55% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $34,000 is being amortized over the life of the note using the effective interest method resulting in $10,000 of interest expense for the period ended March 31, 2017.

During the period ended March 31, 2017, principal of $16,042 was converted for 55,749,000 common shares.

As at March 31, 2017, the note is presented net of a debt discount of $0.

The note is currently in default.

Promissory Notes Payable to Auctus Fund

Auctus #1

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $14,542 of interest expense for the period ended March 31, 2017.

During the period ended March 31, 2017, principal of $12,771 and accrued interest of $2,089 were converted for 56,460,000 common shares.

The note is currently in default.

Auctus #2

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $50,000 is being amortized over the life of the note using the effective interest method resulting in $16,667 of interest expense for the period ended March 31, 2017.

As of March 31, 2017, the notes are presented net of a debt discount of $18,940.

Promissory Note Payable to EMA Financial

On September 7, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $29,750 is being amortized over the life of the note using the effective interest method resulting in $7,438 of interest expense for the period ended March 31, 2017.

During the period ended March 31, 2017, principal of $6,270 were converted for 39,592,000 common shares.

As of March 31, 2017, the note is presented net of a debt discount of $14,336.

Promissory Note Payable to Blackbridge Capital Growth Fund, LLC

On November 3, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $60,000. The convertible promissory note bears interest at 8% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 20 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $15,000 of interest expense for the period ended March 31, 2017.

As of March 31, 2017, the note is presented net of a debt discount of $35,465.

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

On November 3, 2016, a derivative debt discount of $100,000 was recorded. For the period ended March 31, 2017, an amount of $25,000 was amortized into interest expense in relation to the debt discount.

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

On April 28, 2016, the Company filed a registration statement with the Securities and Exchange Commission to register 3,500,000 shares of common stock pursuant to the Investment Agreement and the Registration Rights Agreement. On May 24, 2016, the Company received a comment letter from the Securities and Exchange Commission regarding the registration statement.On March 3, 2017, the Company voluntarily withdrew the registration statement.

The Company expensed the $100,000 as commitment fee during the year ended December 31, 2016.

The note was discounted for a derivative and the discount of $65,238 is fully amortized into interest expense for the year ended December 31, 2016. As of March 31, 2017, the note is presented net of a debt discount of $0.

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers. As at January 10, 2017, $50,000 of principal remained with Tangiers.

During the three months ended March 31, 2017, principal of $26,199 was converted for 49,905,900 common shares.

Notes Payable to Denali

Denali #1

On December 5, 2016, the Company entered into an Assignment Agreement that Denali acquired $16,000 of the $57,500 note held by Tangiers.

During the three months ended March 31, 2017, principal of $4,791and accrued interest of $38 was converted for 3,974,519 common shares.

The note has been fully converted and has no remaining balance as of March 31, 2017.

Denali #2

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the three months ended March 31, 2017, principal of $18,385 was converted for 9,884,409 common shares.

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

On December 5, 2016, Tangiers assigned $16,000 of the note payable to Denali.

During the three months ended March 31, 2017, principal of $955 and interest of $1,838 was converted for 2,298,897 common shares.

The note has been fully converted and has no remaining balance as of March 31, 2017.

Note Payable to Power Up Lending Group

On January 13, 2017, the Company entered into a promissory note of $45,000 with a $2,500 original issue discount to the unrelated party, which bears interest at 8% of the principal amount. The promissory note matures twelve months from the issue date. The conversion price shall be equal to the lower of 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $45,000 is being amortized over the life of the note using the effective interest method. Total of $11,250 of the discount was recorded as interest expense for the period ended March 31, 2017.

The note is presented net of a debt discount of $33,750.

Summary of Conversions

During the three month period ended March 31, 2017, $85,414 was converted for 217,864,700 common shares.

NOTE 6 – DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2017:

Balance - December 31, 2016	$1,005,378
Derivative reclassed to APIC due to debt conversion	(107,100)
Derivative discount	45,000
(Gain) on change in fair value of the derivative	(167,023)
Balance – March 31, 2017	$776,255

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Three months ended
	March 31,	March 31,
	2017	2016
Expected term	0.22 - .78 years	-
Expected average volatility	238.30%-410.84%	-
Expected dividend yield	-	-
Risk-free interest rate	1.03%	-

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2017, the Company accrued $30,000 of salary payable to one related party, and paid $10,500 owing to two related parties for accrued salaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by Lingerie Fighting Championships, Inc. (“Lingerie”, “we” or the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Business Overview

We were incorporated in Nevada on November 29, 2006 under the name Sparking Events, Inc., and on September 16, 2013 our corporate name was changed to Cala Energy Corp., (formally, Xodtec LED, Inc.) under which we were engaged in the business of offering services, such as enhanced oil recovery and material supplies, to gas and oil fields predominantly located in Southeast Asia. We were not successful in our efforts and discontinued this line of business. Since that time, and prior to the “Exchange Agreement” (defined below) we have been a “shell company”, as such term is defined in Rule 12b-2 of the Exchange Act.

On March 31, 2015, the Company, pursuant to share exchange agreement (the “Share Exchange Agreement”), among the Company, Lingerie Fighting Championships, Inc. (“LFC”), and the holders of all of the outstanding common stock and convertible notes of LFC exchanged their common stock and convertible notes of LFC for a total of 16,750,000 shares of common stock, which represented 84.70% of the Company’s common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph. The issuance of the 16,750,000 shares of common stock to the former holders of LFC’s common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction. The sole director and chief executive officer of LFC became a director and the chief executive officer of the Company. As a result of the reverse acquisition, the Company’s business has become the business of LFC.

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

Effective as of April 1, 2015, we changed our name to “Lingerie Fighting Championships, Inc.” a name which more accurately represents our new business. We effected the name change by virtue of a short form merger, pursuant to which LFC (our wholly owned subsidiary after the LFC Acquisition) merged with and into the Company, with the Company remaining as the surviving parent corporation. In connection with the name change, we submitted to FINRA a voluntary request for the change of our OTC trading symbol. Our Common Stock now trades under the symbol “BOTY”.

As a result of, and in connection with, the reverse acquisition, the Company changed its fiscal year to December 31, which was LFC’s fiscal year, from a fiscal year ending February 28.

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

Results of Operations

Three Months ended March 31, 2017 as compared to the Three Months Ended March 31, 2016

Revenues

We generated revenues of $0 and $1,200 for the three month period ended March 31, 2017 and 2016, respectively. This decrease in revenue was primarily due to no events being hosted during the three months ended March 31, 2017.

Cost of Sales

We incurred total cost of sales of $ 20,680 and $ 0 for the three months ended March 31, 2017 and 2016, respectively. The increase in cost of sales was primarily related to costs incurred for future LFC events.

Operating Expenses

We incurred total operating expenses of $96,987 and $6,402 for the three months ended March 31, 2017 and 2016, respectively. The increase in operating expenses was due primarily to increased legal, accounting and audit costs, as well as increased administrative costs.

Other (income) expenses

We incurred total other income of $54,428 and $0 for the three months ended March 31, 2017 and 2016, respectively. The increase in other income was due to interest expense of $112,595, offset by a gain on derivative liabilities of $167,023

Net Loss

We incurred a net loss of $63,239 and $5,202 during the three months ended March 31, 2017 and 2016, respectively. The increase in our net loss was due to interest expense of $112,595 and increased operating expenses, which was offset by a gain on derivative liabilities of $167,023.

Liquidity and Capital Resources

At March 31, 2017, we had a working capital deficiency of $1,098,817 and an accumulated deficit of $2,064,840. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Share-based payments”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2017, the Company issued 217,864,718 common shares, for conversion of debt and accrued interest of $80,623.

During the year ended December 31, 2016, the Company issued 66,406,458 common shares, par value of $66,407, for conversion of debt in the amount of $81,463.

During the year ended December 31, 2016, the Company repurchased and cancelled 750,000 common shares, par value of $750, by payment of $75.

As of March 31, 2017, the Company recorded stock payable of $30,000 for service.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

On June 7, 2017, the Company received a Notice of Default from EMA Financial, LLC, a Delaware limited liability company (“EMA”). The Notice of Default relates to a 10% Convertible Note (the “Note”) issued by the Company on or about September 7, 2016, in the original amount of $35,000, pursuant to a Securities Purchase Agreement between the Company and EMA (the “Purchase Agreement”).

The Notice of Default cites the Company’s failure to issue shares of common stock upon conversion of the Note and the Company’s failure to reserve a sufficient number of shares of common stock in accordance with the terms of the Note and the Purchase Agreement. According to EMA, the total amount owed, as specified in Article III of the note, is a minimum of $1,078,360.

Item 6. Exhibits

4.1	8% Convertible Note, dated September 7, 2016, issued by the Company to EMA Financial, LLC.
10.1	Securities Purchase Agreement by and between the Company and EMA Financial, LLC, dated September 7, 2016.
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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

July 6, 2017	By:	/s/ Shaun Donnelly
Shaun Donnelly, Chief Executive Officer, Chief Financial Officer, (Principal Executive Officer and Principal Financial Officer)

