Form 10-Q
period 2017-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2018-01-25
CIK 1407704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 23, 2018, there were 576,193,639 shares of common stock issued and outstanding.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

FORM 10-Q

June 30, 2017

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

(Unaudited）

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$1,199	$57,630
Total Current Assets	1,199	57,630

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$56,091	$35,214
Accounts payable - related party	65,500	23,500
Stock payable	30,000	-
Convertible notes, net of $83,196 and $215,721 debt discount as of June 30, 2017 and December 31, 2016, respectively	317,706	225,595
Derivative liability	679,064	1,005,378
Total Current Liabilities	1,148,361	1,289,687

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 305,541,153 and 87,676,435 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	305,542	87,677
Additional paid-in capital	660,481	681,867
Accumulated deficit	(2,113,185)	(2,001,601)
Total stockholders' deficit	(1,147,162)	(1,232,057)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,199	$57,630

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$9,550	$2,974	$9,550	$4,174
Cost of Services	6,150	41,074	26,830	41,074
GROSS PROFIT (LOSS)	3,400	(38,100)	(17,280)	(36,900)

OPERATING EXPENSES
Selling, general and administrative expenses	58,563	77,775	155,550	84,177
Total Operating Expenses	58,563	77,775	155,550	84,177

OTHER INCOME (EXPENSES)
Interest Expense	(90,373)	(34,063)	(202,968)	(34,063)
Gain (Loss) on derivative liabilities	97,191	(52,968)	264,214	(52,968)
Total other income (expenses)	$6,818	$(87,031)	$61,246	$(87,031)

OPERATING LOSS	(48,345)	(202,906)	(111,584)	(208,108)

NET LOSS	$(48,345)	$(202,906)	$(111,584)	$(208,108)

Basic Loss per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Basic Weighted Average Common Shares Outstanding	305,541,153	19,019,977	239,461,074	19,044,702
Diluted Weighted Average Common Shares Outstanding	593,144,576	19,019,977	527,064,496	19,044,702

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,584)	$(208,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock - based compensation	30,000	-
Loss (Gain) on derivative liability	(264,214)	52,968
Amortization of debt discount	177,525	26,332
Changes in operating assets and liabilities:
Accounts payable - related party	42,000	-
Accounts payable and accrued liabilities	24,842	(14,893)
Net cash used in operating activities	(101,431)	(143,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	45,000	94,000
Proceeds from promissory notes	-	50,000
Payment for cancellation of common shares	-	(75)
Net cash provided by financing activities	45,000	143,925

Net increase (decrease) in cash and cash equivalents	(56,431)	224
Cash and cash equivalents - beginning of period	57,630	21,683
Cash and cash equivalents - end of period	$1,199	$21,907

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of promissory note for equity purchase agreement	$-	$100,000
Debt discount from derivative liability	$45,000	$94,000
Derivative reclass to APIC due to conversion	$107,100	$-
Common shares issued for conversion of debt and accrued interest	$89,379	$-

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2017

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2017. At June 30, 2017 and December 31, 2016, the Company had no subsidiaries.

Earnings (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company.

For the six months and three months ended June 30, 2017, convertible notes were included in the calculation of diluted loss per share under if-converted method as gain on dilutive liabilities exceeds the interest expense from the convertible notes.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per common share for the six months and three months ended June 30, 2017:

Basic loss per common share

	Three months ended	Six months ended
	June 30 2017	June 30 2017
Net Loss	$(48,345)	$(111,584)

Basic Weighted Average Common Shares Outstanding	305,541,153	239,461,074

Basic Loss per Common Share	$(0.00)	$(0.00)

Diluted loss per common share

	Three months ended	Six months ended
	June 30 2017	June 30 2017
Net Loss	$(48,345)	$(111,584)
add: Interest Expense	90,373	202,968
less: Gain on derivative liabilities	(97,191)	(264,214)
Adjusted Net Loss	$(55,163)	$(172,830)

Diluted Weighted Average Common Shares Outstanding	593,144,576	527,064,496

Diluted Loss per Common Share	$(0.00)	$(0.00)

For the six months and three months ended June 30, 2016, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per common shares:

	Three months ended	Six months ended
	June 30 2016	June 30 2016
Net Loss	$(202,906)	$(208,108)

Basic and Diluted Weighted Average Common Shares Outstanding	19,019,977	19,044,702

Basic & Diluted Loss per Common Share	$(0.01)	$(0.01)

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2016	$1,005,378
Derivative reclassed to APIC due to debt conversion	(107,100)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	45,000
Addition of new derivatives liabilities recognized as day one loss	45,283
Loss (Gain) on change in fair value of the derivative	(309,497)
Balance - June 30, 2017	$679,064

The following table summarizes fair value measurement by level at June 30, 2017 and December 31, 2016, measured at fair value on a recurring basis:

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	679,064	679,064

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,005,378	1,005,378

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

There were 51 and 51 preferred shares issued and outstanding as at June 30, 2017 and December 31, 2016.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the six months ended June 30, 2017, the Company issued 217,864,718 common shares for conversion of convertible debt in the amount of $89,379.

As of June 30, 2017 and December 31, 2016, the common shares issued and outstanding was 305,541,153 and 87,676,435, respectively.

Common shares issued for compensation

As of June 30, 2017, the Company recorded stock payable for 300,000 outstanding common shares of $30,000 not yet issued to the consultant for service performed.

NOTE 5 – NOTES PAYABLE

The Company had the following unsecured notes payable as at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Convertible Promissory Note to Crown Bridge	$7,247	$13,289
Convertible Promissory Notes to Auctus Fund	104,509	68,226
Convertible Promissory Notes to EMA Financial	21,832	11,667
Convertible Promissory Notes to Black Bridge Capital	106,202	26,667
Convertible Promissory Notes to Tangiers	23,801	100,000
Convertible Promissory Notes to Denali	31,615	4,791
Convertible Promissory Notes to Tangiers	-	955
Convertible Promissory Notes to Powerup	22,500	-

Total Convertible Debt	$317,706	$225,595

Promissory Note Payable to Crown Bridge Partners

On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000 with a $6,000 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 55% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $34,000 is being amortized over the life of the note using the effective interest method resulting in $10,000 of interest expense for the six months ended June 30, 2017.

During the six months ended June 30, 2017, principal of $16,042 was converted for 55,749,000 common shares.

As at June 30, 2017, the note is presented net of a debt discount of $0.

The note is currently in default.

Promissory Notes Payable to Auctus Fund

Auctus #1

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $14,542 of interest expense for the six months ended June 30, 2017.

During the six months ended June 30, 2017, principal of $12,771 and accrued interest of $2,089 were converted for 56,460,000 common shares.

The note is currently in default.

Auctus #2

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $50,000 is being amortized over the life of the note using the effective interest method resulting in $35,607 of interest expense for the six months ended June 30, 2017.

As of June 30, 2017, the notes are presented net of a debt discount of $0.

The note is currently in default.

Promissory Note Payable to EMA Financial

On September 7, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $29,750 is being amortized over the life of the note using the effective interest method resulting in $14,876 of interest expense for the six months ended June 30, 2017.

During the six months ended June 30, 2017, principal of $6,270 were converted for 39,592,000 common shares.

As of June 30, 2017, the note is presented net of a debt discount of $6,898.

Promissory Note Payable to Blackbridge Capital Growth Fund, LLC

On November 3, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $60,000. The convertible promissory note bears interest at 8% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 20 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $30,000 of interest expense for the six months ended June 30, 2017.

As of June 30, 2017, the note is presented net of a debt discount of $20,465.

Commitment Note

On November 3, 2016, the Company entered into an investment agreement with Blackridge Capital Growth Fund, LLC. Per the investment agreement, the investor will invest up to $2,000,000 to purchase the Company’s common stock, par value of $.001 per share.

The Company issued a convertible promissory note for $100,000, as a commitment fee, which bears interest at 8% of the principle amount and matures on November 3, 2017. The commitment fee expense of $100,000 was recognized on November 3, 2016. The conversion price is equal to 57.5% of the lowest trading price during the 20 days prior to the conversion.

On November 3, 2016, a derivative debt discount of $100,000 was recorded. For the six months ended June 30, 2017, an amount of $50,000 was amortized into interest expense in relation to the debt discount.

As of June 30, 2017, the note is presented net of a debt discount of $33,333.

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

On April 28, 2016, the Company filed a registration statement with the Securities and Exchange Commission to register 3,500,000 shares of common stock pursuant to the Investment Agreement and the Registration Rights Agreement. On May 24, 2016, the Company received a comment letter from the Securities and Exchange Commission regarding the registration statement. On March 3, 2017, the Company voluntarily withdrew the registration statement.

The Company expensed the $100,000 as commitment fee during the year ended December 31, 2016.

The note was discounted for a derivative and the discount of $65,238 is fully amortized into interest expense for the year ended December 31, 2016. As of June 30, 2017, the note is presented net of a debt discount of $0.

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers. As at January 10, 2017, $50,000 of principal remained with Tangiers.

During the six months ended June 30, 2017, principal of $26,199 was converted for 49,905,900 common shares.

The note is currently in default.

Notes Payable to Denali

Denali #1

On December 5, 2016, the Company entered into an Assignment Agreement that Denali acquired $16,000 of the $57,500 note held by Tangiers.

During the six months ended June 30, 2017, principal of $4,791and accrued interest of $38 was converted for 3,974,500 common shares.

The note has been fully converted and has no remaining balance as of June 30, 2017.

Denali #2

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the six months ended June 30, 2017, principal of $18,385 was converted for 9,884,400 common shares.

The note is currently in default.

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

On December 5, 2016, Tangiers assigned $16,000 of the note payable to Denali.

During the six months ended June 30, 2017, principal of $955 and interest of $1,838 was converted for 2,298,897 common shares.

The note has been fully converted and has no remaining balance as of June 30, 2017.

Note Payable to Power Up Lending Group

On January 13, 2017, the Company entered into a promissory note of $45,000 with a $2,500 original issue discount to the unrelated party, which bears interest at 8% of the principal amount. The promissory note matures twelve months from the issue date. The conversion price shall be equal to the lower of 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $45,000 is being amortized over the life of the note using the effective interest method. Total of $22,500 of the discount was recorded as interest expense for the six months ended June 30, 2017.

The note is presented net of a debt discount of $22,500.

Accrued interest on convertible notes

During the six months ended June 30, 2017 and 2016, interest expense of $22,942 and $7,731 was incurred on convertible notes, respectively. As of June 30, 2017 and December 31, 2016, accrued interest payable on convertible notes was $39,191 and $20,214, respectively.

Summary of Conversions

During the six months ended June 30, 2017, $85,414 principal amount of the convertible note and $3,965 accrued interest was converted for 217,864,718 common shares.

NOTE 6 – DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2017:

Balance - December 31, 2016	$1,005,378
Derivative reclassed to APIC due to debt conversion	(107,100)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	45,000
Addition of new derivatives liabilities recognized as day one loss	45,283
Loss (Gain) on change in fair value of the derivative	(309,497)
Balance - June 30, 2017	$679,064

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Six months ended
	June 30,	June 30,
	2017	2016
Expected term	0.19 – 0.54 years	-
Expected average volatility	266% - 312%	-
Expected dividend yield	-	-
Risk-free interest rate	0.94% -1.14%	-

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2017, the Company accrued $60,000 of salary payable to one related party, and paid $18,000 owing to two related parties for accrued salaries.

As of June 30, 2017 and December 31, 2016, amount due to related parties was $65,500 and $23,500, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017 and through the date that these financials were made available, the Company had the following subsequent events:

On September 25, 2017, the Company entered into a Securities Purchase Agreement (“EMA SPA”) with EMA Financial LLC, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on September 25, 2018. The note may be converted by the Investor at any time into shares of Company’s common stock at a price at the lower of the closing sale price of the Company’s stock on the OTC Markets on the trading day immediately preceding the closing day of the note, and 50% of either the lowest sale price of the Company’s common stock on the OTC Markets during the twenty five consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower, provided however, if the Company’s share price at any time loses the bid, then the Investor, at their sole discretion, can convert at a fixed conversion price of $0.00001.

On October 18, 2017, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on July 18, 2018. The note may be converted by the Second Investor at any time into shares of Company’s common stock at a price at the lower of the closing sale price of the Company’s stock on the OTC Markets on the trading day immediately preceding the closing day of note, and 50% of either the lowest sale price of the Company’s common stock on the OTC Markets during the twenty five consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower, provided however, if the Company’s share price at any time loses the bid, then the Second Investor, at their sole discretion, can convert at a fixed conversion price of $0.00001.

Subsequent to June 30, 2017 and through January 18 ,2018, the Company issued 270,652,486 common shares for conversion of debt in the amount of $26,128.

On November 2, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada to increase the number of authorized shares of common stock, par value $0.001 per share, from one billion two hundred million (1,200,000,000) shares to five billion (5,000,000,000) shares.

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

On November 2, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada to increase the number of authorized shares of common stock, par value $0.001 per share, from one billion two hundred million (1,200,000,000) shares to five billion (5,000,000,000) shares.

We do not have a principal office. Our mailing address is 6955 North Durango, Suite 1115-129, Las Vegas, NV, 89149, telephone (702) 527-2942. Our website is www.lingeriefc.com.

Results of Operations

Three Months ended June 30, 2017 as compared to the Three Months Ended June 30, 2016

Our operating results for the three months ended June 30, 2017 and 2016, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,
Statement of Operations Data:	2017	2016	Changes

Revenue	$9,550	$2,974	$6,576
Cost of Services	(6,150)	(41,074)	34,924
Total operating expenses	(58,563)	(77,775)	19,212
Other income (expenses)	6,818	(87,031)	93,849
Net loss	$(48,345)	$(202,906)	$154,561

Revenues

We generated revenues of $9,550 and $2,974 for the three month period ended June 30, 2017 and 2016, respectively. This increase in revenue was primarily due to the multimedia and cable broadcasting royalty revenue of $9,550 recognized during the three months ended June 30, 2017.

Cost of Sales

We incurred total cost of sales of $6,150 and $41,074 for the three months ended June 30, 2017 and 2016, respectively. This decrease is primarily due to decrease in direct costs incurred since there was no LFC events held during the three months ended June 30, 2017, resulting in less additional labor, material, and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $58,563 and $77,775 for the three months ended June 30, 2017 and 2016, respectively. The decrease in operating expenses was due primarily to the decrease in professional fees and travel costs during the three months ended June 30, 2017.

Other (income) expenses

We recognized total other income of $6,818 and incurred total other expenses $87,031 for the three months ended June 30, 2017 and 2016, respectively. The increase in other (income) was due to gain on derivative liabilities of $97,191, offset by interest expense of $90,373, comprising of amortization of debt discount of $77,628 and interest expense on promissory notes of $12,745.

Net Loss

We incurred a net loss of $48,345 and $202,906 during the three months ended June 30, 2017 and 2016, respectively. The decrease in our net loss was due to increase in other income due to gain on derivative liabilities and increase in gross profit.

Six Months ended June 30, 2017 as compared to the Six Months Ended June 30, 2016

Our operating results for the six months ended June 30, 2017 and 2016, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	June 30,
Statement of Operations Data:	2017	2016	Changes

Revenue	$9,550	$4,174	$5,376
Cost of Services	(26,830)	(41,074)	14,244
Total operating expenses	(155,550)	(84,177)	(71,373)
Other income (expenses)	61,246	(87,031)	148,277
Net loss	$(111,584)	$(208,108)	$96,524

Revenues

We generated revenues of $9,550 and $4,174 for the six month period ended June 30, 2017 and 2016, respectively. This increase in revenue was primarily due to the multimedia and cable broadcasting royalty revenue of $9,550 recognized during the six months ended June 30, 2017.

Cost of Sales

We incurred total cost of sales of $ 26,830 and $41,074 for the six months ended June 30, 2017 and 2016, respectively. This decrease is primarily due to decrease in direct costs incurred since there was no LFC events held during the six months ended June 30, 2017, resulting in less additional labor, material, and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $155,550 and $84,177 for the six months ended June 30, 2017 and 2016, respectively. The increase in operating expenses was due primarily to the increased payroll expenses as the monthly related party salary started to be accrued since October 2016.

Other (income) expenses

We recognized total other income of $61,246 and incurred total other expenses $87,031 for the six months ended June 30, 2017 and 2016, respectively. The increase in other (income) was due to gain on derivative liabilities of $264,214, offset by interest expense of $202,968, comprising of amortization of debt discount of $177,525 and interest expense on promissory notes of $25,443.

Net Loss

We incurred a net loss of $111,584 and $208,108 during the six months ended June 30, 2017 and 2016, respectively. The decrease in our net loss was due to increase in other income due to gain on derivative liabilities and decrease in gross loss.

Liquidity and Capital Resources

	June 30,	December 31,
Balance Sheet Data:	2017	2016

Cash	$1,199	$57,630
Working capital (deficiency)	$(1,147,162)	$(1,232,057)
Total assets	$1,199	$57,630
Total liabilities	$1,148,361	$1,289,687
Total stockholders' equity (deficit)	$(1,147,162)	$(1,232,057)

At June 30, 2017, we had a working capital deficiency of $1,147,162 and an accumulated deficit of $2,113,185. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

The following table sets forth certain information about our cash flow during the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,
Cash Flow Data:	2017	2016	Changes

Cash Flows used in Operating Activities	$(101,431)	$(143,701)	$42,270
Cash Flows provided by Financing Activities	45,000	143,925	(98,925)
Net Increase (decrease) in Cash During Period	$(56,431)	$224	$(56,655)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2017, net cash flows used in operating activities was $101,431, consisting of a net loss of $111,584 and was reduced by amortization of debt discount of $177,525, stock based compensation of $30,000, an increase in accounts payable to related party of $42,000 and an increase in accounts payable and accrued liabilities of $24,842, and was increased by gain on derivative liabilities of $264,214. For the six months ended June 30, 2016, net cash flows used in operating activities was $143,701, consisting of net loss of $208,108 and was reduced by loss on derivative liabilities of $52,968 and amortization of debt discount of $26,332, and was increased by a decrease in accounts payable and accrued liabilities of $14,893.

Cash Flows from Investing Activities

There was no investing activities during six months ended June 30, 2017 and 2016.

Cash Flows from Financing Activities

For the six months ended June 30, 2017, net cash flows provided by financing activities was $45,000 for proceeds from the convertible note. For the six months ended June 30, 2016, net cash provided by financing activities was $143,925, consisting of proceeds from convertible notes of $94,000, proceeds from promissory notes of $50,000, offset by payment for cancellation of common shares of $75.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

(a) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2017, the Company issued 217,864,718 common shares for conversion of debt in the amount of $89,379.

As of June 30, 2017, the Company recorded stock payable for 300,000 outstanding common shares of $30,000 not yet issued to the consultant for service performed.

Item 3. Defaults upon Senior Securities

On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000 with a $6,000 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 55% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $34,000 is being amortized over the life of the note using the effective interest method resulting in $10,000 of interest expense for the six months ended June 30, 2017.

During the six months ended June 30, 2017, principal of $16,042 was converted for 55,749,000 common shares.

As at June 30, 2017, the note is presented net of a debt discount of $0.

The note is currently in default.

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $14,542 of interest expense for the six months ended June 30, 2017.

During the six months ended June 30, 2017, principal of $12,771 and accrued interest of $2,089 were converted for 56,460,000 common shares.

The note is currently in default.

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $50,000 is being amortized over the life of the note using the effective interest method resulting in $35,607 of interest expense for the six months ended June 30, 2017.

As of June 30, 2017, the notes are presented net of a debt discount of $0.

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

On April 28, 2016, the Company filed a registration statement with the Securities and Exchange Commission to register 3,500,000 shares of common stock pursuant to the Investment Agreement and the Registration Rights Agreement. On May 24, 2016, the Company received a comment letter from the Securities and Exchange Commission regarding the registration statement. On March 3, 2017, the Company voluntarily withdrew the registration statement.

The Company expensed the $100,000 as commitment fee during the year ended December 31, 2016.

The note was discounted for a derivative and the discount of $65,238 is fully amortized into interest expense for the year ended December 31, 2016. As of June 30, 2017, the note is presented net of a debt discount of $0.

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers. As at January 10, 2017, $50,000 of principal remained with Tangiers.

During the six months ended June 30, 2017, principal of $26,199 was converted for 49,905,900 common shares.

The note is currently in default.

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the six months ended June 30, 2017, principal of $18,385 was converted for 9,884,400 common shares.

The note is currently in default.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

3.1	Certificate of Amendment to Articles of Incorporation, dated November 2, 2017 (1)
4.1	Convertible Note dated September 25, 2017 by and between the Company and EMA Financial, LLC. (1)
4.2	Convertible Note dated October 18, 2017 by and between the Company and Auctus Fund, LLC. (1)
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

(1)	Filed on Form 8-K with the Securities and Exchange Commission on November 16, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

January 25, 2018	By:	/s/ Shaun Donnelly
Shaun Donnelly, Chief Executive Officer, Chief Financial Officer, (Principal Executive Officer and Principal Financial Officer)

