Form 10-Q
period 2017-09-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2018-03-05
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 5, 2018, there was 576,193,639 shares of common stock issued and outstanding.

 LINGERIE FIGHTING CHAMPIONSHIPS, INC.

FORM 10-Q

September 30, 2017

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$-	$57,630
Total Current Assets	-	57,630

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$235	$-
Accounts payable and accrued liabilities	90,531	35,214
Accounts payable - related party	94,680	23,500
Stock payable	30,000	-
Convertible notes, net of $25,048 and $215,721 debt discount as of September 30, 2017 and December 31, 2016, respectively	369,726	225,595
Derivative liability	1,005,161	1,005,378
Total Current Liabilities	1,590,333	1,289,687

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 576,193,639 and 87,676,435 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	576,194	87,677
Additional paid-in capital	525,366	681,867
Accumulated deficit	(2,691,893)	(2,001,601)
Total stockholders' deficit	(1,590,333)	(1,232,057)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$57,630

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$5,900	$14,963	$15,450	$19,137
Cost of Services	18,843	11,395	45,673	52,469
GROSS PROFIT (LOSS)	(12,943)	3,568	(30,223)	(33,332)

OPERATING EXPENSES
Selling, general and administrative expenses	57,208	85,088	212,758	169,265
Total Operating Expenses	57,208	85,088	212,758	169,265

OTHER EXPENSES
Interest Expense	(76,936)	(47,557)	(279,904)	(81,620)
Loss on derivative liabilities	(431,621)	(127,032)	(167,407)	(180,000)
Total other expenses	$(508,557)	$(174,589)	$(447,311)	$(261,620)

OPERATING LOSS	(578,708)	(256,109)	(690,292)	(464,217)

NET LOSS	$(578,708)	$(256,109)	$(690,292)	$(464,217)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Basic and Diluted Weighted Average Common Shares Outstanding	504,088,281	19,124,325	329,366,752	19,768,335

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(690,292)	$(464,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock - based compensation	30,000	30,000
Loss on derivative liability	167,407	180,000
Amortization of debt discount	235,673	64,674
Changes in operating assets and liabilities:
Accounts payable - related party	70,400	-
Accounts payable and accrued liabilities	63,402	(5,679)
Net cash used in operating activities	(123,410)	(195,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	780	-
Proceeds from convertible debt	65,000	173,750
Proceeds from promissory notes	-	50,000
Payment for cancellation of common shares	-	(75)
Net cash provided by financing activities	65,780	223,675

Net increase (decrease) in cash and cash equivalents	(57,630)	28,453
Cash and cash equivalents - beginning of period	57,630	21,683
Cash and cash equivalents - end of period	$-	$50,136

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of promissory note for equity purchase agreement	$-	$100,000
Debt discount from derivative liability	$45,000	$173,750
Derivative reclass to APIC due to conversion	$212,624	$-
Common shares issued for conversion of debt and accrued interest	$119,392	$-

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2017. At September 30, 2017 and December 31, 2016, the Company had no subsidiaries.

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

For the nine months and three months ended September 30, 2017 and 2016, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per common shares:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

NET LOSS	$(578,709)	$(256,109)	$(690,293)	$(464,217)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Basic and Diluted Weighted Average Common Shares Outstanding	504,088,281	19,124,325	329,366,752	19,768,335

For the three months and nine months ended September 30, 2017, 2,303,136,941 common shares from convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive.

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2016	$1,005,378
Derivative reclassed to APIC due to debt conversion	(212,624)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	45,000
Addition of new derivatives liabilities recognized as day one loss	78,616
Loss on change in fair value of the derivative	88,791
Balance - September 30, 2017	$1,005,161

The following table summarizes fair value measurement by level at September 30, 2017 and December 31, 2016, measured at fair value on a recurring basis:

September 30, 2017	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,005,161	1,005,161

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,005,378	1,005,378

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

There were 51 and 51 preferred shares issued and outstanding as at September 30, 2017 and December 31, 2016.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the nine months ended September 30, 2017, the Company issued 488,517,204 common shares for conversion of debt and accrued interest in the amount of $119,392.

As of September 30, 2017 and December 31, 2016, the common shares issued and outstanding was 576,193,639 and 87,676,435, respectively.

Common shares issued for compensation

As of September 30, 2017, the Company recorded stock payable for 300,000 outstanding common shares of $30,000 not yet issued to the consultant for service performed.

NOTE 5 – NOTES PAYABLE

The Company had the following unsecured notes payable as at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Convertible Promissory Note to Crown Bridge	$2,404	$13,289
Convertible Promissory Notes to Auctus Fund	122,002	68,226
Convertible Promissory Notes to EMA Financial	27,463	11,667
Convertible Promissory Notes to Black Bridge Capital	135,391	26,667
Convertible Promissory Notes to Tangiers	23,801	100,000
Convertible Promissory Notes to Denali	31,615	4,791
Convertible Promissory Notes to Tangiers	-	955
Convertible Promissory Notes to Powerup	27,050	-

Total Convertible Debt	$369,726	$225,595

Promissory Note Payable to Crown Bridge Partners

On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000 with a $6,000 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 55% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $34,000 is being amortized over the life of the note using the effective interest method resulting in $10,000 of interest expense for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, principal of $20,885 was converted for 92,296,000 common shares.

As at September 30, 2017, the note is presented net of a debt discount of $0.

The note is currently in default.

Promissory Notes Payable to Auctus Fund

Auctus #1

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $14,542 of interest expense for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, principal of $15,278 and accrued interest of $5,975 were converted for 111,460,000 common shares.

The note is currently in default.

Auctus #2

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $50,000 is being amortized over the life of the note using the effective interest method resulting in $35,607 of interest expense for the nine months ended September 30, 2017.

On July 7 2017, note amendment was executed with $20,000 increase in principal of the note and the note principle increased to $76,750. The Company received $20,000 cash proceeds from the note amendment on the same date.

As of September 30, 2017, the notes are presented net of a debt discount of $0.

The note is currently in default.

Promissory Note Payable to EMA Financial

On September 7, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $29,750 is being amortized over the life of the note using the effective interest method resulting in $21,774 of interest expense for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, principal of $7,538 were converted for 123,242,000 common shares.

The note is currently in default.

Promissory Note Payable to EMA Financial, LLC

On November 3, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $60,000. The convertible promissory note bears interest at 8% per annum and matures on November 3, 2017. The conversion price is 50% of the lowest trading price 20 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $45,000 of interest expense for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, principal of $10,810 were converted for 65,000,000 common shares.

As of September 30, 2017, the note is presented net of a debt discount of $5,465.

On September 27 2017, EMA Financial, LLC entered into an agreement with Blackbridge Capital Growth Funds, LLC to buy out the outstanding principal amount and accrued interest of the convertible promissory note at $53,367.22.

Promissory Note Payable to Blackbridge Capital Growth Fund, LLC

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

On November 3, 2016, a derivative debt discount of $100,000 was recorded. For the nine months ended September 30, 2017, an amount of $75,000 was amortized into interest expense in relation to the debt discount.

As of September 30, 2017, the note is presented net of a debt discount of $8,333.

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

The note was discounted for a derivative and the discount of $65,238 is fully amortized into interest expense for the year ended December 31, 2016. As of September 30, 2017, the note is presented net of a debt discount of $0.

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers. As at January 10, 2017, $50,000 of principal remained with Tangiers.

During the nine months ended September 30, 2017, principal of $26,199 was converted for 49,905,893 common shares.

The note is currently in default.

Notes Payable to Denali

Denali #1

On December 5, 2016, the Company entered into an Assignment Agreement that Denali acquired $16,000 of the $57,500 note held by Tangiers.

During the nine months ended September 30, 2017, principal of $4,791 and accrued interest of $38 was converted for 3,974,519 common shares.

The note has been fully converted and has no remaining balance as of September 30, 2017.

Denali #2

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the nine months ended September 30, 2017, principal of $18,385 was converted for 9,884,409 common shares.

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

On December 5, 2016, Tangiers assigned $16,000 of the note payable to Denali.

During the nine months ended September 30, 2017, principal of $955 and interest of $1,838 was converted for 2,298,897 common shares.

The note has been fully converted and has no remaining balance as of September 30, 2017.

Note Payable to Power Up Lending Group

On January 13, 2017, the Company entered into a promissory note of $45,000 with a $2,500 original issue discount to the unrelated party, which bears interest at 8% of the principal amount. The promissory note matures on January 13, 2018. The conversion price shall be equal to the lower of 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $45,000 is being amortized over the life of the note using the effective interest method. Total of $33,750 of the discount was recorded as interest expense for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, principal of $6,700 was converted for 30,455,486 common shares.

The note is presented net of a debt discount of $11,250.

Accrued interest on convertible notes

During the nine months ended September 30, 2017 and 2016, interest expense of $44,231 and $7,731 was incurred on convertible notes, respectively. As of September 30, 2017 and December 31, 2016, accrued interest payable on convertible notes was $54,094 and $20,214, respectively.

Summary of Conversions

During the nine months ended September 30, 2017, $111,542 principal amount of the convertible note and $7,850 accrued interest was converted for 488,517,204 common shares.

NOTE 6 – DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2017:

Balance - December 31, 2016	$1,005,378
Derivative reclassed to APIC due to debt conversion	(212,624)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	45,000
Addition of new derivatives liabilities recognized as day one loss	78,616
Loss on change in fair value of the derivative	88,791
Balance - September 30, 2017	$1,005,161

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Nine months ended
	September 30,	September 30,
	2017	2016
Expected term	0.09 – 0.29 years	0.39 – 0.94 years
Expected average volatility	207% - 407%	140% - 220%
Expected dividend yield	-	-
Risk-free interest rate	0.97% -1.20%	0.52%

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2017, the Company accrued $90,000 of salary payable to one related party, and paid $19,600 owing to two related parties for accrued salaries.

During the nine months ended September 30, 2017, a related party advanced $780 to the Company. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

As of September 30, 2017 and December 31, 2016, amount due to related parties was $94,680 and $23,500, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017 and through the date that these financials were made available, the Company had the following subsequent events:

On November 2, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada to increase the number of authorized shares of common stock, par value $0.001 per share, from one billion two hundred million (1,200,000,000) shares to five billion (5,000,000,000) shares.

On September 25, 2017, the Company entered into a Securities Purchase Agreement (“EMA SPA”) with EMA Financial LLC, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on September 25, 2018. The note may be converted by the Investor at any time into shares of Company’s common stock at a price at the lower of the closing sale price of the Company’s stock on the OTC Markets on the trading day immediately preceding the closing day of the note, and 50% of either the lowest sale price of the Company’s common stock on the OTC Markets during the twenty five consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower, provided however, if the Company’s share price at any time loses the bid, then the Investor, at their sole discretion, can convert at a fixed conversion price of $0.00001. The Company received the cash proceed of $44,300, net of note discount and financing cost on October 31, 2017. On February 20, 2018, a note amendment was executed with $5,636.04 increase in the principal amount of the note for partial repayment made on behalf of the Company to settle a convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016 and the note principal subsequently increased to $58,636.04.

On October 18, 2017, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on July 18, 2018. The note may be converted by the Second Investor at any time into shares of Company’s common stock at a price at the lower of the closing sale price of the Company’s stock on the OTC Markets on the trading day immediately preceding the closing day of note, and 50% of either the lowest sale price of the Company’s common stock on the OTC Markets during the twenty five consecutive trading days including and immediately preceding the conversion date, or the closing bid price, whichever is lower, provided however, if the Company’s share price at any time loses the bid, then the Second Investor, at their sole discretion, can convert at a fixed conversion price of $0.00001. The Company received the cash proceed of $45,250, net of note discount and financing cost on November 2, 2017. On February 23, 2018, a note amendment was executed with $5,636.04 increase in the principal amount of the note for partial repayment made on behalf of the Company to settle a convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016 and the note principal subsequently increased to $58,636.04.

On February 23, 2018, EMA Financial LLC and Auctus Fund, LLC each made repayment to Crown Bridge Partners, LLC on behalf of the Company at $5,636.04, totaling $11,272.08 to settle the total outstanding principal and accrued penalty amount at $11,272.08 of the $40,000 convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016.

On October 2, 2017, Auctus Fund, LLC entered into an agreement with Power Up Lending Group Ltd. to buy out the total outstanding principal amount and accrued interest of the convertible promissory notes at $50,774.54.

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

Results of Operations

Three Months ended September 30, 2017 as compared to the Three Months Ended September 30, 2016

Our operating results for the three months ended September 30, 2017 and 2016, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30,
Statement of Operations Data:	2017	2016	Changes

Revenue	$5,900	$14,963	$(9,063)
Cost of Services	(18,843)	(11,395)	(7,448)
Total operating expenses	(57,208)	(85,088)	27,880
Other expenses	(508,557)	(174,589)	(333,968)
Net loss	$(578,708)	$(256,109)	$(322,599)

Revenues

We generated revenues of $5,900 and $14,963 for the three months ended September 30, 2017 and 2016, respectively. The decrease in revenue was primarily due to less LFC events being hosted during the three months ended September 30, 2017 as compared to the same period ended 2016.

Cost of Services

We incurred total cost of services of $18,843 and $11,395 for the three months ended September 30, 2017 and 2016, respectively. The increase was primarily due to increase in direct costs incurred during the three months ended September 30, 2017 as compared to the same period ended 2016.

Operating Expenses

We incurred total operating expenses of $57,208 and $85,088 for the three months ended September 30, 2017 and 2016, respectively. The decrease in operating expenses was primarily due to the decrease in professional fees and travel costs during the three months ended September 30, 2017 as compared to the same period ended 2016.

Other Expenses

We incurred total other expenses of $508,557 and $174,589 for the three months ended September 30, 2017 and 2016, respectively. The increase in other expenses was mainly due to loss on derivative liabilities of $431,621 for the three months ended September 30, 2017, as compared to loss on derivative liabilities of $127,032 as compared to the same period ended 2016.

Net Loss

We incurred a net loss of $578,708 and $256,109 during the three months ended September 30, 2017 and 2016, respectively. The increase in our net loss was due to increase in loss on derivative liabilities and decrease in gross profit during the three months ended September 30, 2017 as compared to the same period ended 2016.

Nine Months ended September 30, 2017 as compared to the Nine Months Ended September 30, 2016

Our operating results for the nine months ended September 30, 2017 and 2016, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	September 30,
Statement of Operations Data:	2017	2016	Changes

Revenue	$15,450	$19,137	$(3,687)
Cost of Services	(45,673)	(52,469)	6,797
Total operating expenses	(212,758)	(169,265)	(43,493)
Other income (expenses)	(447,311)	(261,620)	(185,691)
Net loss	$(690,292)	$(464,217)	$(226,075)

Revenues

We generated revenues of $15,450 and $19,137 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in revenue was primarily due to less LFC events being hosted during the nine months ended September 30, 2017 as compared to the same period ended 2016.

Cost of Services

We incurred total cost of services of $45,673 and $52,469 for the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to less LFC events being hosted during the nine months ended September 30, 2017, resulting in less additional labor, material, and subcontractor expenses as compared to the same period ended 2016.

Operating Expenses

We incurred total operating expenses of $212,758 and $169,265 for the nine months ended September 30, 2017 and 2016, respectively. The increase in operating expenses was primarily due to the increased payroll expenses as the monthly related party salary started to accrue in October 2016.

Other Expenses

We incurred total other expenses of $447,311 and $261,620 for the nine months ended September 30, 2017 and 2016, respectively. The increase in other expenses was due to interest expense of $279,904, comprising of amortization of debt discount of $235,673 and interest expense on promissory notes of $44,231, incurred during nine months ended September 30, 2017, as compared to $81,620 interest expense incurred as compared to the same period ended 2016..

Net Loss

We incurred a net loss of $690,292 and $464,217 during the nine months ended September 30, 2017 and 2016, respectively. The increase in our net loss was due to increase in amortization of debt discount and increase in payroll expenses as compared to the same period ended 2016.

Liquidity and Capital Resources

	September 30,	December 31,
Balance Sheet Data:	2017	2016

Cash (Bank Indebtedness)	$(235)	$57,630
Working capital deficiency	$(1,590,333)	$(1,232,057)
Total assets	$-	$57,630
Total liabilities	$1,590,333	$1,289,687
Total stockholders' deficit	$(1,590,333)	$(1,232,057)

At September 30, 2017, we had a working capital deficiency of $1,590,333 and an accumulated deficit of $2,691,893. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

The following table sets forth certain information about our cash flow during the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30,
Cash Flow Data:	2017	2016	Changes

Cash Flows used in Operating Activities	$(123,410)	$(195,222)	$71,812
Cash Flows provided by Financing Activities	65,780	223,675	(157,895)
Net Increase (decrease) in Cash During Period	$(57,630)	$28,453	$(86,083)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2017, net cash flows used in operating activities was $123,410, consisting of a net loss of $690,292 and was reduced by amortization of debt discount of $235,673, loss on derivative liability of $167,407, stock based compensation of $30,000, an increase in accounts payable to related party of $70,400 and an increase in accounts payable and accrued liabilities of $63,402. For the nine months ended September 30, 2016, net cash flows used in operating activities was $195,222, consisting of net loss of $464,217 and was reduced by loss on derivative liabilities of $180,000 and amortization of debt discount of $64,674, stock based compensation of $30,000, and was increased by a decrease in accounts payable and accrued liabilities of $5,679.

Cash Flows from Investing Activities

There was no investing activities during nine months ended September 30, 2017 and 2016.

Cash Flows from Financing Activities

For the nine months ended September 30, 2017, net cash flows provided by financing activities was $65,780 for proceeds from the convertible note of $65,000 and advancement from related party of $780. For the nine months ended September 30, 2016, net cash provided by financing activities was $233,675, consisting of proceeds from convertible notes of $173,750, proceeds from promissory notes of $50,000, offset by payment for cancellation of common shares of $75.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

(a) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2017, the Company issued 488,517,204 common shares for conversion of debt in the amount of $111,542.

Item 3. Defaults upon Senior Securities

On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000 with a $6,000 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 55% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $34,000 is being amortized over the life of the note using the effective interest method resulting in $10,000 of interest expense for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, principal of $20,885 was converted for 92,296,000 common shares.

As at September 30, 2017, the note is presented net of a debt discount of $0.

The note is currently in default.

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $14,542 of interest expense for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, principal of $15,278 and accrued interest of $5,975 were converted for 111,460,000 common shares.

The note is currently in default.

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $50,000 is being amortized over the life of the note using the effective interest method resulting in $35,607 of interest expense for the nine months ended September 30, 2017.

As of September 30, 2017, the notes are presented net of a debt discount of $0.

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

The note was discounted for a derivative and the discount of $65,238 is fully amortized into interest expense for the year ended December 31, 2016. As of September 30, 2017, the note is presented net of a debt discount of $0.

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers. As at January 10, 2017, $50,000 of principal remained with Tangiers.

During the nine months ended September 30, 2017, principal of $26,199 was converted for 49,905,893 common shares.

The note is currently in default.

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the nine months ended September 30, 2017, principal of $18,385 was converted for 9,884,409 common shares.

The note is currently in default.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

On September 25, 2017, the Company entered into a Securities Purchase Agreement (“EMA SPA”) with EMA Financial LLC, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $53,000. On February 20, 2018, a note amendment was executed with $5,636.04 increase in the principal amount of the note for partial repayment made on behalf of the Company to settle a convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016 and the note principal subsequently increased to $58,636.04.

On October 18, 2017, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $53,000. On February 23, 2018, a note amendment was executed with $5,636.04 increase in the principal amount of the note for partial repayment made on behalf of the Company to settle a convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016 and the note principal subsequently increased to $58,636.04.

On February 23, 2018, EMA Financial LLC and Auctus Fund, LLC each made repayment to Crown Bridge Partners, LLC on behalf of the Company at $5,636.04, totaling $11,272.08 to settle the total outstanding principal and accrued penalty amount at $11,272.08 of the $40,000 convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016.

Item 6. Exhibits

4.1	Amendment to Convertible Promissory Note between the Company and Auctus Fund, LLC, dated February 23, 2018.
4.2	Amendment to Convertible Promissory Note between the Company and EMA Financial, LLC, dated February 23, 2018.
10.1	Settlement Agreement between the Company and Crown Bridge Partners, LLC, dated February 21, 2018
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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

March 5, 2018	By:	/s/ Shaun Donnelly
Shaun Donnelly, Chief Executive Officer, Chief Financial Officer, (Principal Executive Officer and Principal Financial Officer)

