Form 10-K
period 2017-12-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2018-07-20
CIK 1407704

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-148005

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Name of small business issuer as in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6955 North Durango Drive, Suite 1115-129

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2017, was $222,143. The number of shares of registrant's common stock outstanding as of July 19, 2018 was 665,925,639.

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

History

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

On January 23, 2017, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada to increase the number of authorized shares of common stock, par value $0.001 per share, from one billion (1,000,000,000) shares to one billion two hundred million (1,200,000,000) shares. The Company did not timely comply with the requirements of Regulation 14C under the Exchange Act for the above referenced increases in the Company’s authorized common shares. This would have required us to circulate an information statement describing the corporate actions taken above by the written consent of a majority of our shareholders at least 20 days prior to the effective date of the corporate action. We did however have super majority shareholder consent as required for amending the articles of incorporation. The failure to initially comply with Regulation 14C in a timely manner was inadvertent, and while not probable, could cause the SEC to bring an enforcement action or commence litigation against us for failure to comply with Regulation 14C. Such enforcement could subject us to penalties including the payment of fines or damages. Any such claims or actions could cause us to expend financial resources to defend ourselves, and could divert the attention of our management from our core business.

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

The Company utilizes a Facebook page that has accrued a modest fan base of followers (http://www.facebook.com/lfcfighting). We also have two (2) YouTube® channels with a small, growing fan base. We will seek to hire administrative employees to administer and build our social media presence.

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

Employees

The Company has one employee, Shaun Donnelly, our Chief Executive Officer and Chief Financial Officer.

Available Information

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

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

The following table sets forth the high and low sales price of our common stock on the OTCQB for the most recent fiscal quarter. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Fiscal quarter	2017		2016
	High	Low	High	Low
First quarter (March 31)	$0.003	$0.0003	$1.29	$0.22
Second quarter (June 30)	0.0011	0.0004	0.25	0.10
Third Quarter (September 30)	0.0008	0.0003	0.17	0.09
Fourth Quarter (December 31)	0.0005	0.0002	0.10	0.0003

(b) Holders

As of July 19, 2018, we had approximately 248 shareholders of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Island Stock Transfer. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. The payment of future cash dividends is subject to the discretion of the Board of Directors and will depend upon the Company's earnings (if any), general financial condition, cash flows, capital requirements and other considerations deemed relevant by the Board of Directors.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2017.

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

At December 31, 2017, we did not have any equity compensation plans that were not approved by stockholders.

Transfer Agent

Our transfer agent is Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701. Their telephone number is (727) 289-0010.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, the Company issued 23,743,209 common shares for conversion of debt in the amount of $40,545.

During the year ended December 31, 2017, the Company issued 488,517,204 common shares for conversion of debt in the amount of $111,542.

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

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

RESULTS OF OPERATIONS

Year ended December 31, 2017 as compared to the Year ended December 31, 2016

Our operating results for the year ended December 31, 2017 and 2016, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,
Statement of Operations Data:	2017	2016	Changes

Revenue	$15,503	$72,722	$(57,219)
Cost of Services	(53,781)	(107,156)	53,375
Total operating expenses	(284,724)	(433,120)	148,396
Other income (expenses)	(1,234,636)	(1,333,343)	98,707
Net loss	$(1,557,638)	$(1,800,897)	$243,259

Revenues

We generated revenues of $15,503 and $72,722 for the year ended December 31, 2017 and 2016, respectively. The decrease in revenue was primarily due to less LFC events being hosted during the year ended December 31, 2017 as compared to the year ended 2016.

Cost of Services

We incurred total cost of services of $53,781 and $107,156 for the year ended December 31, 2017 and 2016, respectively. The decrease was primarily due to less LFC events being hosted during the year ended December 31, 2017, resulting in less additional labor, material, and subcontractor expenses as compared to the year ended 2016.

Operating Expenses

We incurred total operating expenses of $284,724 and $433,120 for the year ended December 31, 2017 and 2016, respectively. The decrease in operating expenses was primarily due to the decrease in payroll expenses, professional fees and travel expenses.

Other Expenses

We incurred total other expenses of $1,234,636 and $1,333,343 for the year ended December 31, 2017 and 2016, respectively. The decrease in other expenses was due to $200,000 commitment fee incurred form the commitment notes issued during the year ended December 31, 2016.

Net Loss

We incurred a net loss of $1,557,638 and $1,800,897 during the year ended December 31, 2017 and 2016, respectively. The decrease in our net loss was due to decrease in operating expenses and other expenses during the year ended December 31, 2017 as compared to the year ended 2016.

Liquidity and Capital Resources

	December 31,	December 31,
Balance Sheet Data:	2017	2016

Cash (Bank Indebtedness)	$28,438	$60,085
Working capital (deficiency)	$(2,455,224)	$(1,229,602)
Total assets	$28,438	$60,085
Total liabilities	$2,483,662	$1,289,687
Total stockholders' deficit	$(2,455,224)	$(1,229,602)

At December 31, 2017, we had a working capital deficiency of $2,455,224 and an accumulated deficit of $3,556,784. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2017.

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

The following table sets forth certain information about our cash flow during the year ended December 31, 2017 and December 31, 2016:

	Year Ended
	December 31,
Cash Flow Data:	2017	2016	Changes

Cash Flows used in Operating Activities	$(184,477)	$(245,273)	$60,796
Cash Flows provided by Financing Activities	152,830	283,675	(130,845)
Net Increase (decrease) in Cash During Period	$(31,647)	$38,402	$(70,049)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2017, net cash flows used in operating activities was $184,477, consisting of a net loss of $1,557,638 and was reduced by amortization of debt discount of $283,503, loss on derivative liability of $896,825, stock based compensation of $30,000, an increase in accounts payable to related party of $95,400 and an increase in accounts payable and accrued liabilities of $67,433. For the year ended December 31, 2016, net cash flows used in operating activities was $245,273, consisting of net loss of $1,800,897 and was reduced by loss on derivative liabilities of $845,571, amortization of debt discount of $266,517, stock based compensation of $174,000, issuance of preferred shares for voting control of $42,669, and increase in accounts payable to related party of $23,500 and an increase in accounts payable and accrued liabilities of $3,367.

Cash Flows from Investing Activities

There was no investing activities during years ended December 31, 2017 and 2016.

Cash Flows from Financing Activities

For the year ended December 31, 2017, net cash flows provided by financing activities was $152,830 for proceeds from the convertible notes of $152,050 and advancement from related party of $780. For the year ended December 31, 2016, net cash provided by financing activities was $283,675, consisting of proceeds from convertible notes of $283,750, offset by payment for cancellation of common shares of $75.

Supplementary Cash Flow Disclosures

During fiscal 2017, we reported supplemental disclosure of cash flow for non-cash transactions of $212,624 for a derivative reclass to APIC due to conversion, $142,050 debt discount from derivative liability, and $119,392 common shares issued for conversion of debt and accrued interest.

During fiscal 2016, we reported supplemental disclosure of cash flow for non-cash transactions of $289,181 for a derivative reclass to APIC due to conversion, $448,988 debt discount from derivative liability, and $81,463 common shares issued for conversion of debt and accrued interest.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Lingerie Fighting Championships, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lingerie Fighting Championships, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018.

Lakewood, CO

July 19, 2018

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$28,438	$60,085
Total Current Assets	28,438	60,085

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$75,674	$35,214
Accounts payable - related party	119,680	23,500
Stock payable	30,000	-
Convertible notes, net of $90,718 and $215,721 debt discount as of December 31, 2017 and 2016, respectively	426,678	225,595
Derivative liability	1,831,630	1,005,378
Total Current Liabilities	2,483,662	1,289,687

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 576,193,639 and 87,676,435 shares issued and outstanding at December 31, 2017 and 2016, respectively	576,194	87,677
Additional paid-in capital	525,366	681,867
Accumulated deficit	(3,556,784)	(1,999,146)
Total stockholders' deficit	(2,455,224)	(1,229,602)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,438	$60,085

 See notes to audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2017	2016

Revenue	$15,503	$72,722
Cost of Services	53,781	107,156
GROSS LOSS	(38,278)	(34,434)

OPERATING EXPENSES
Selling, general and administrative expenses	254,724	216,451
Stock based compensation	30,000	216,669
Total Operating Expenses	284,724	433,120

OTHER EXPENSES
Interest expense	(352,811)	(287,772)
Loss on derivative liabilities	(896,825)	(845,571)
Accounts payable written off	15,000	-
Commitment fee	-	(200,000)
Total other expenses	$(1,234,636)	$(1,333,343)

OPERATING LOSS	(1,557,638)	(1,800,897)

NET LOSS	$(1,557,638)	$(1,800,897)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.08)
Basic and Diluted Weighted Average Common Shares Outstanding	391,580,652	23,297,454

See notes to unaudited financial statements

 LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2015	19,769,977	$19,770	-	$-	$162,536	$(198,249)	$(15,943)
Purchase and cancellation of shares	(750,000)	(750)	-	-	675	-	(75)
Common shares issued for conversion of debt	66,406,458	66,407	-	-	15,056	-	81,463
Common shares issued for compensation	2,250,000	2,250	-	-	171,750	-	174,000
Derivative reclass to APIC due to conversion	-	-	-	-	289,181	-	289,181
Issuance of preferred shares for voting control	-	-	51	-	42,669		42,669
Net loss	-	-	-	-	-	(1,800,897)	(1,800,897)
Balance - December 31, 2016	87,676,435	$87,677	51	$-	$681,867	$(1,999,146)	$(1,229,602)
Common shares issued for conversion of debt	488,517,204	488,517	-	-	(369,125)	-	119,392
Derivative reclass to APIC due to conversion	-	-	-	-	212,624	-	212,624
Net loss	-	-	-	-	-	(1,557,638)	(1,557,638)
Balance - December 31, 2017	576,193,639	$576,194	51	$-	$525,366	$(3,556,784)	$(2,455,224)

See notes to audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,557,638)	$(1,800,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Note payable issued as equity commitment fee	-	200,000
Stock - based compensation	30,000	174,000
Issuance of preferred shares for voting control	-	42,669
Loss on derivative liability	896,825	845,571
Amortization of debt discount	283,503	266,517
Changes in operating assets and liabilities:
Accounts payable - related party	95,400	23,500
Accounts payable and accrued liabilities	67,433	3,367
Net cash used in operating activities	(184,477)	(245,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	780	-
Proceeds from convertible debt	152,050	283,750
Payment for cancellation of common shares	-	(75)
Net cash provided by financing activities	152,830	283,675

Net increase (decrease) in cash and cash equivalents	(31,647)	38,402
Cash and cash equivalents - beginning of period	60,085	21,683
Cash and cash equivalents - end of period	$28,438	$60,085

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$142,050	$448,988
Derivative reclass to APIC due to conversion	$212,624	$289,181
Common shares issued for conversion of debt and accrued interest	$119,392	$81,463

See notes to audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end. The Company had no subsidiaries at December 31, 2017 and 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $28,438 and $60,085 in cash and cash equivalents as at December 31, 2017 and December 31, 2016, respectively.

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

For the years ended December 31, 2017 and December 31, 2016, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per common shares:

	Year Ended
	December 31,
	2017	2016
NET LOSS	$(1,557,638)	$(1,800,897)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.08)
Basic and Diluted Weighted Average Common Shares Outstanding	391,580,652	23,297,454

For the year ended December 31, 2017, 9,318,484,909 common shares from convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive.

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

For the year ended December 31, 2017 and December 31, 2016, the stock based compensation was $30,000 and $216,669, respectively.

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2016	$1,005,378
Derivative reclassed to APIC due to debt conversion	(212,624)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	134,550
Addition of new derivatives liabilities recognized as day one loss	508,665
Loss on change in fair value of the derivative	395,661
Balance - December 31, 2017	$1,831,630

The following table summarizes fair value measurement by level at December 31, 2017 and December 31, 2016, measured at fair value on a recurring basis:

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,831,630	1,831,630

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,005,378	1,005,378

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

There were 51 and 51 preferred shares issued and outstanding as at December 31, 2017 and December 31, 2016.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the years ended December 31, 2017, the Company issued 488,517,204 common shares for conversion of debt and accrued interest in the amount of $119,392.

As of December 31, 2017 and December 31, 2016, the common shares issued and outstanding was 576,193,639 and 87,676,435, respectively.

Common shares issued for compensation

During the year ended December 31, 2016, the Company issued 2,250,000 common shares with a fair value of $174,000 for services rendered. The shares were valued at market price when the shares were issued.

As of December 31, 2017, the Company recorded stock payable for 300,000 outstanding common shares of $30,000 not yet issued to the consultant for service performed.

NOTE 5 – NOTES PAYABLE

The Company had the following unsecured notes payable as at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Convertible Promissory Note to Crown Bridge	$2,404	$13,289
Convertible Promissory Notes to Auctus Fund	179,172	68,226
Convertible Promissory Notes to EMA Financial	89,686	11,667
Convertible Promissory Notes to Black Bridge Capital	100,000	26,667
Convertible Promissory Notes to Tangiers	23,801	100,955
Convertible Promissory Notes to Denali	31,615	4,791
Total Convertible Debt	$426,678	$225,595

Promissory Note Payable to Crown Bridge Partners

On April 1, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $40,000 with a $6,000 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 55% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $34,000 is being amortized over the life of the note using the effective interest method resulting in $10,000 and $24,000 of interest expense for the year ended December 31, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2016, principals of $16,711 was converted for 15,341,000 common shares.

During the year ended December 31, 2017, principal of $20,885 was converted for 92,296,000 common shares.

As of December 31, 2017, the note is presented net of a debt discount of $0.

The note is currently in default.

Promissory Notes Payable to Auctus Fund

Auctus #1

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $14,542 and $45,458 of interest expense for the year ended December 31, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2016, principal of $7,219 and accrued interest of $4,090 were converted for 16,621,000 common shares.

During the year ended December 31, 2017, principal of $15,278 and accrued interest of $5,975 were converted for 111,460,000 common shares.

As of December 31, 2017, the note is presented net of a debt discount of $0.

The note is currently in default.

Auctus #2

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $50,000 is being amortized over the life of the note using the effective interest method resulting in $35,607 and $14,393 of interest expense for the year ended December 31, 2017 and December 31, 2016, respectively.

On July 7 2017, note amendment was executed with $20,000 increase in principal of the note and the note principle increased to $76,750. The Company received $20,000 cash proceeds from the note amendment on the same date.

As of December 31, 2017, the notes are presented net of a debt discount of $0.

The note is currently in default.

Auctus #3

On January 13, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $45,000 with a $2,500 original issue discount to the unrelated party, which bears interest at 8% of the principal amount. The promissory note matures on January 13, 2018. The conversion price shall be equal to 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $45,000 is being amortized over the life of the note using the effective interest method. Total of $40,843 of the discount was recorded as interest expense for the year ended December 31, 2017.

During the year ended December 31, 2017, principal of $6,700 was converted for 30,455,486 common shares.

On June 14, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $7,500 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 20, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $7,500 is being amortized over the life of the note using the effective interest method. Total of $4,462 of the discount was recorded as interest expense for the year ended December 31, 2017.

On November 27, 2017, Auctus Fund, LLC entered into an agreement with Power Up Lending Group Ltd. to buy out the total outstanding principal amount and accrued interest of the two convertible promissory notes at $50,774.54. The note bears interest at 12% of the principal amount and matures on March 20, 2018. The conversion price shall be equal 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. During the year ended December 31, 2017, interest expense of $2,165 was recorded over the remaining note discount transferred the two convertible notes of $7,195.

As of December 31 2017, the note is presented net of a debt discount of $5,030.

Auctus #4

On November 2, 2017, the Company entered into an agreement to issue a convertible promissory note of $53,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on August 2, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $53,000 is being amortized over the life of the note using the effective interest method. Total of $11,454 of the discount was recorded as interest expense for the year ended December 31, 2017.

As of December 31 2017, the note is presented net of a debt discount of $41,546.

Promissory Note Payable to EMA Financial, LLC

EMA#1

On September 7, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $29,750 is being amortized over the life of the note using the effective interest method resulting in $21,774 and $7,976 of interest expense for the year ended December 31, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2017, principal of $7,538 were converted for 123,242,000 common shares.

EMA#2

On November 3, 2016, the Company entered into an agreement with Blackbridge Capital Growth Funds, LLC to issue a convertible promissory note to an unrelated party for an amount of $60,000. The convertible promissory note bears interest at 8% per annum and matures on November 3, 2017. The conversion price is 50% of the lowest trading price 20 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $50,465 and $9,535 of interest expense for the year ended December 31, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2017, principal of $10,810 were converted for 65,000,000 common shares.

On September 27 2017, EMA Financial, LLC entered into an agreement with Blackbridge Capital Growth Funds, LLC to buy out the outstanding principal amount and accrued interest of the convertible promissory note at $53,367.22. The note bears interest at 8% of the principal amount and matures on November 3, 2017. The conversion price shall be equal to 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note.

As of December 31, 2017, the notes are presented net of a debt discount of $0.

The note is currently in default.

EMA#3

On October 31, 2017, the Company entered into an agreement to issue a convertible promissory note of $53,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on October 31, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $53,000 is being amortized over the life of the note using the effective interest method. Total of $8,858 of the discount was recorded as interest expense for the year ended December 31, 2017.

As of December 31 2017, the note is presented net of a debt discount of $44,142.

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

As of December 31, 2017, the notes are presented net of a debt discount of $0.

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

The note was discounted for a derivative and the discount of $65,238 is fully amortized into interest expense for the year ended December 31, 2016. As of December 31, 2017, the note is presented net of a debt discount of $0.

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers. As at January 10, 2017, $50,000 of principal remained with Tangiers.

During the year ended December 31, 2017, principal of $26,199 was converted for 49,905,893 common shares.

The note is currently in default.

Notes Payable to Denali

Denali #1

On December 5, 2016, the Company entered into an Assignment Agreement that Denali acquired $16,000 of the $57,500 note held by Tangiers.

During the year ended December 31, 2016, principal of $11,209 and accrued interest of $6 was converted for 10,701,249 common shares.

During the year ended December 31, 2017, principal of $4,791 and accrued interest of $38 was converted for 3,974,519 common shares.

The note has been fully converted and has no remaining balance as of December 31, 2017.

Denali #2

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 common shares.

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

During the year ended December 31, 2017, principal of $955 and interest of $1,838 was converted for 2,298,897 common shares.

The note has been fully converted and has no remaining balance as of December 31, 2017.

Accrued interest on convertible notes

During the year ended December 31, 2017 and December 31, 2016, interest expense of $69,308 and $21,255 was incurred on convertible notes, respectively. As of December 31, 2017 and December 31, 2016, accrued interest payable on convertible notes was $70,049 and $20,214, respectively.

Summary of Conversions

During the year ended December 31, 2017, $111,542 principal amount of the convertible note and $7,850 accrued interest was converted for 488,517,204 common shares.

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

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2017:

Balance - December 31, 2016	$1,005,378
Derivative reclassed to APIC due to debt conversion	(212,624)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	134,550
Addition of new derivatives liabilities recognized as day one loss	508,665
Loss (Gain) on change in fair value of the derivative	395,661
Balance - December 31, 2017	$1,831,630

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Expected term	0.04 - 0.83 years	0.14 - 0.84 years
Expected average volatility	207% - 415%	250.58% - 440.58%
Expected dividend yield	-	-
Risk-free interest rate	0.97% - 1.76%	0.48% - 0.74%

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, the Company accrued $120,000 of salary payable to one related party, and paid $24,600 owing to two related parties for accrued salaries.

During the year ended December 31, 2017, a related party advanced $780 to the Company. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

As of December 31, 2017 and December 31, 2016, amount due to related parties was $119,680 and $23,500, respectively.

NOTE 8 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory federal income tax rate at 34% recorded for the years ended December 31, 2017 and December 31, 2016 is as follows:

	December 31, 2017	December 31, 2016
Net operating loss carryforward	$1,367,856	$737,043
Tax Rate	34%	34%
Deferred tax asset	465,071	250,595
Less: Valuation allowance	(465,071)	(250,595)
Deferred tax asset	$-	$-

The Company has approximately $1,367,856 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing twenty years from when incurred. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2017 including a reduction in the corporate tax rate from 34% to 21% among other changes.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017 and through the date that these financials were made available, the Company had the following subsequent events:

On February 20, 2018, a note amendment was executed with $5,636.04 increase in the principal amount of the convertible note at principal amount of $53,000 issued to EMA Financials LLC on October 31, 2017 for partial repayment made on behalf of the Company to settle the convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016 and the note principal subsequently increased to $58,636.04.

On February 23, 2018, EMA Financial LLC and Auctus Fund, LLC each made repayment to Crown Bridge Partners, LLC on behalf of the Company at $5,636.04, totaling $11,272.08 to settle the total outstanding principal and accrued penalty amount at $11,272.08 of the $40,000 convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016.

On February 23, 2018, a note amendment was executed with $5,636.04 increase in the principal amount of the convertible note at principal amount of $53,000 issued to Auctus Fund, LLC on November 2, 2017 for partial repayment made on behalf of the Company to settle the convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016 and the note principal subsequently increased to $58,636.04.

On March 5, 2018, the Company entered into an agreement with EMA Financial, LLC to issue a convertible promissory note of $30,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 5, 2019. The conversion price shall be equal to lower of (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 50% of either the lowest sale price for the Common Stock on the Principal Market during the twenty-five consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price, whichever is lower.

On March 7, 2018, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $30,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on December 7, 2018. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In March 2018, the Company issued 89,132,000 common shares for conversion of debt in the amount of $1,337.

On July 2, 2018, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $43,500 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on April 2, 2019. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

On July 2, 2018, the Company entered into an agreement with EMA Financial, LLC to issue a convertible promissory note of $43,500 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on April 2, 2019. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Commission on March 30, 2018, on March 28, 2018, the Company dismissed its independent registered public accounting firm, Malone Bailey LLP. Concurrent with such dismissal, on March 28, 2018, the Company engaged BF Borgers CPA, PC as its new independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

 In connection with the preparation and filing of this Annual Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or COSO (2013).

Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting”. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

b) Management's Report of Internal Control over Financial Reporting

As evidenced by the material weaknesses described below, we determined that entity-level controls related to the control environment did not operate effectively resulting in material weaknesses in such COSO (2013) component. The deficiencies in control environment each represent a separate material weakness. These material weaknesses contributed to an environment where there is a more than a remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified material weaknesses related to (i) the lack of any accounting personnel (ii) the lack of internal audit functions, (iii) the lack of segregation of duties, and (iv) the lack of proper internal control procedures and documentation. As of December 31, 2017, we had one executive, our chief executive and financial officer. As a result there was no segregation of duties.

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

Because of the material weaknesses described above, management believes that, as of December 31, 2017, we did not maintain effective internal control over financial reporting based on the COSO (2013) criteria.

Management believes that the material weaknesses set forth above did not have an effect on our Company’s financial results.

c) Changes in Internal Control Over Financial Reporting.

As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, there were no changes that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors and Executive Officers of the Company

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of the date hereof. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position
Shaun Donnelly	47	Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our sole officer and director.

Shaun Donnelly, age 48, Chief Executive Officer, Director

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

Family Relationships

Since Mr. Donnelly is our sole officer and director, there are no family relationships between any of our officers or directors.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2017, were timely.

Board Committees

We have no audit, compensation or nominating committee. The functions of these committees are performed by our sole director. We do not have any independent directors.

Code of Ethics

We have not adopted a code of ethics as of the date of this report.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

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

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2017 and 2016 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total

Shaun Donnelly, Chief Executive Officer,	2017	$120,000	$--	$--	$120,000
Chief Financial Officer and Director (1)	2016	$30,000	72,669	$42,669	$102,669

Charles Connaughton, Chief Financial Officer	2017	--	--	--	--
Officer (2)	2016	--	--	30,000	30,000

_______________

1.	Mr. Donnelly accrued compensation at the rate of $10,000 per month during the fourth quarter fiscal 2016; however, we only paid $9,500 compensation to Mr. Donnelly during either fiscal 2016. Mr. Donnelly did not accrue compensation subsequent to the fourth quarter of fiscal 2016. On September 3, 2016, Mr. Donnelly was issued 51 Series A preferred shares valued at $42,669.

2.	Mr. Connaughton was granted 300,000 shares of restricted stock with a $0.10 par value. Mr. Connaughton resigned from the position of Chief Financial Officer on May 4, 2017.

Executive Employment Contracts

The Company entered into an employment agreement dated October 1, 2016 with Shaun Donnelly. Pursuant to the agreement, Mr. Donnelly will continue to be employed as Chief Executive Officer of the Company. The initial term of the Employment Agreement is for a period of twelve (12) months (the “Initial Term”).

During the Initial Term, the Company will pay Mr. Donnelly a monthly base compensation of $10,000. The base salary shall accrue each month when due to Mr. Donnelly pursuant to the terms as stated in the Employment Agreement, it being understood that the Company may refrain from making cash payment of the base salary to Mr. Donnelly for those months in which the Company does not have the cash and/or funds available to satisfy the base salary obligation to Mr. Donnelly. All amounts of base salary that remain unpaid but due and owing to Mr. Donnelly at the end of each calendar month shall accrue or may be converted into shares of the Company’s common stock.

Effective September 30, 2017, the Company and Mr. Donnelly entered into an amendment to the Employment Agreement.. Pursuant to the terms of the amendment, the employment contact term is for a twelve month term, which term shall automatically renew yearly for an additional twelve (12) month term unless agreement is terminated in writing by Company within thirty (30) days of expiration of term. In addition, the amendment also adds the responsibility and duty of Chief Financial Officer to Mr. Donnelly.

Compensation of Directors

Currently, members of our Board of Directors receive no compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July 19, 2018, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

Shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table below.

Name of Beneficial Owner (1)	Shares of Series A Preferred (3)	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Shaun Donnelly	51	100%	9,350,000	1.40%
Chief Executive Officer, Chief Financial Officer

All officers and directors as a group (2 persons)	51	100%	9,350,000	1.40

Name of beneficial owner (5%)

None

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. Based on 665,925,639 share equivalents of common stock as of April 30, 2018.

(3)

Each one share of the Series A Preferred Stock has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). The Series A Preferred Stock has no dividend rights, no liquidation rights and no redemption rights, and was created primarily to be able to obtain a quorum and conduct business at shareholder meetings.

The address for Mr. Donnelly is c/o Lingerie Fighting Championships, Inc., 6955 North Durango Drive, Suite 1115-129, Las Vegas 89149.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of our officers, directors, proposed director nominees, beneficial owners of more than 10% of our shares of common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company, has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party.

Director Independence

Since our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Based upon the above criteria, we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2017	2016
Audit Fees (1)	$25,000	$24,000
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

___________

(1)

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)

Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non-year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

2.1	Share Exchange Agreement dated March 31, 2015, by and among Cala Energy Corp., Lingerie Fighting Championships, Inc., and the Shareholders of Lingerie Fighting Championships, Inc.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

2.2	Agreement and Plan of Merger dated April 1, 2015, by and among the Company and Lingerie Fighting Championships, Inc.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

2.3	Articles of Merger effective as of April 1, 2015 with the Nevada Secretary of State.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

3.1	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on November 16, 2017 2017 and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on February 14, 2017 and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on February 14, 2017 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on September 19, 2016 and incorporated herein by reference.

3.5	Certificate of Change of the Company pursuant to Nevada Revised Statutes Section 78.209, as filed with the Secretary of State of the State of Nevada on March 20, 2015.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

3.6	Amended and Restated Articles of Incorporation of the Company.	Form 10-K Filed with the Securities and Exchange Commission on May 5, 2014 and incorporated herein by this reference.

3.7	Amended Articles of Incorporation of the Company.	Form 10-K filed with the Securities and Exchange Commission on June 13, 2013 and incorporated herein by this reference.

3.8	Amended Articles of Incorporation of the Company.	Form 8-K filed with the Securities and Exchange Commission on March 31, 2010 and incorporated herein by this reference.

3.9	Amended and Restated Articles of Incorporation of Company	Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 incorporated herein by this reference.

3.10	Articles of Organization of the Company.	Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 and incorporated herein by this reference.

3.11	Amended and Restated Bylaws of the Company	Form 8-K filed with the Securities and Exchange Commission on July 22, 2015 and incorporated herein by this reference.

3.12	Bylaws of the Company	Form SB-2 filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by this reference.

10.1	Form of Founders Agreement, dated July 31, 2014, by and among Lingerie Fighting Championships, Inc., and Mohammed Ismail.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.2	Form of Founders Agreement, dated July 28, 2014, by and among Lingerie Fighting Championships, Inc., Michelle C. Blanchard and Stephen J. Ureczky.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.3	Form of Securities Purchase Agreement, by and among the Company and investors in the PPO financing.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.4	Form of Escrow Agreement, by and among the Company, CKR Law, LLP and investors in the PPO financing.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.5	2010 Long-Term Incentive Plan of the Company.	Form S-8 filed with the Securities and Exchange Commission on August 23, 2010 and incorporated herein by this reference.

10.6	Investment Agreement between Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.7	Registration Rights Agreement between Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.8	Commitment Fee Promissory Note between the Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.9		Employment Agreement between the Company and Shaun Donnelly (Form 8-K filed with the Securities and Exchange Commission on October 7, 2016 and incorporated herein by this reference)

10.10 *		Amendment to Employment Agreement between the Company and Shaun Donnelly

31.1 *		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *		Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **		Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **		Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase
___________

*   Filed herewith.

** Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: July 20, 2018	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	July 20, 2018
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

