Form 10-Q
period 2018-03-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2018-08-16
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of August 14, 2018 there were 665,325,639 shares of common stock issued and outstanding.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

FORM 10-Q

March 31, 2018

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$10,429	$28,438
Total Current Assets	10,429	28,438

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$105,008	$75,674
Accounts payable - related party	142,180	119,680
Stock payable	30,000	30,000
Convertible notes, net of $110,392 and $90,718 debt discount, respectively	474,966	426,678
Derivative liability	3,113,731	1,831,630
Total Current Liabilities	3,865,885	2,483,662

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 665,325,639 and 576,193,639 shares issued and outstanding, respectively	665,326	576,194
Additional paid-in capital	466,886	525,366
Accumulated deficit	(4,987,668)	(3,556,784)
Total stockholders' deficit	(3,855,456)	(2,455,224)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,429	$28,438

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2018	2017

Revenue	$1,718	$-
Cost of Services	20,300	20,680
GROSS LOSS	(18,582)	(20,680)

OPERATING EXPENSES
Selling, general and administrative expenses	77,776	66,987
Stock based compensation	-	30,000
Total Operating Expenses	77,776	96,987

OTHER EXPENSES
Interest expense	(64,242)	(112,595)
Gain (Loss) on derivative liabilities	(1,270,284)	167,023
Total other expenses	$(1,334,526)	$54,428

OPERATING LOSS	(1,430,884)	(63,239)

NET LOSS	$(1,430,884)	$(63,239)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	590,885,046	172,646,771

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,430,884)	$(63,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock - based compensation	-	30,000
Loss (Gain) on derivative liability	1,270,284	(167,023)
Amortization of debt discount	40,326	99,897
Changes in operating assets and liabilities:
Accounts payable - related party	22,500	19,500
Accounts payable and accrued liabilities	29,765	10,198
Net cash used in operating activities	(68,009)	(70,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	50,000	45,000
Net cash provided by financing activities	50,000	45,000

Net decrease in cash and cash equivalents	(18,009)	(25,667)
Cash and cash equivalents - beginning of period	28,438	57,630
Cash and cash equivalents - end of period	$10,429	$31,963

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$60,000	$45,000
Derivative reclass to APIC due to conversion	$1,338	$107,100
Common shares issued for conversion of debt and accrued interest	$29,314	$89,378

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2018. At March 31, 2018 and December 31, 2017, the Company had no subsidiaries.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $10,429 and $28,438 in cash and cash equivalents as at March 31, 2018 and December 31, 2017, respectively.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;

b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

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

For the three months ended March 31, 2018 and December 31, 201\7, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per common shares:

	Three Months Ended
	March 31,
	2018	2017
NET LOSS	$(1,430,884)	$(63,239)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	590,885,046	172,646,771

For the three months ended March 31, 2018, 10,682,117,872 common shares from convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive.

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

For the three months ended March 31, 2018 and March 31, 2017, the stock based compensation was $0 and $30,000, respectively.

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2017	$1,831,630
Reduction of derivative liabilities from conversion of convertible note to common shares	(29,314)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	50,000
Addition of new derivatives liabilities recognized as day one loss	311,773
Loss (Gain) on change in fair value of the derivative	949,641
Balance - March 31, 2018	$3,113,731

The following table summarizes fair value measurement by level at March 31, 2018 and December 31, 2017, measured at fair value on a recurring basis:

March 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	3,113,731	3,113,731

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,831,630	1,831,630

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

There were 51 and 51 preferred shares issued and outstanding as at March 31, 2018 and December 31, 2017.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the three months ended March 31, 2018, the Company issued 89,132,000 common shares for conversion of debt and accrued interest in the amount of $1,337.

During the years ended December 31, 2017, the Company issued 488,517,204 common shares for conversion of debt and accrued interest in the amount of $119,392.

As of March 31, 2018 and December 31, 2017, the common shares issued and outstanding was 665,325,639 and 576,193,639, respectively.

Common shares issued for compensation

During the year ended December 31, 2016, the Company issued 2,250,000 common shares with a fair value of $174,000 for services rendered. The shares were valued at market price when the shares were issued.

As of March 31, 2018, the Company recorded stock payable for 300,000 outstanding common shares of $30,000 not yet issued to the consultant for service performed.

NOTE 5 – NOTES PAYABLE

The Company had the following unsecured notes payable as at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Convertible Promissory Note to Crown Bridge	$-	$2,404
Convertible Promissory Notes to Auctus Fund	209,928	179,172
Convertible Promissory Notes to EMA Financial	109,623	89,686
Convertible Promissory Notes to Black Bridge Capital	100,000	100,000
Convertible Promissory Notes to Tangiers	23,801	23,801
Convertible Promissory Notes to Denali	31,615	31,615
Total Convertible Debt	$474,966	$426,678

Promissory Note Payable to Crown Bridge Partners

On February 23, 2018, EMA Financial LLC and Auctus Fund, LLC each made repayment to Crown Bridge Partners, LLC on behalf of the Company at $5,636.04, totaling $11,272.08 to settle the total outstanding principal and accrued penalty amount at $11,272.08 of the $40,000 convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016.

Promissory Notes Payable to Auctus Fund

Auctus #1

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $14,542 of interest expense for the three months ended March 31, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2017, principal of $15,278 and accrued interest of $5,975 were converted for 111,460,000 common shares.

During the three months ended March 31, 2018, accrued interest of $432 were converted for 28,782,000 common shares.

As of March 31, 2018, the note is presented net of a debt discount of $0.

The note is currently in default.

Auctus #2

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $50,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $35,607 of interest expense for the year ended March 31, 2018 and December 31, 2017, respectively.

On July 7, 2017, note amendment was executed with $20,000 increase in principal of the note and the note principle increased to $76,750. The Company received $20,000 cash proceeds from the note amendment on the same date.

As of March 31, 2018, the notes are presented net of a debt discount of $0.

The note is currently in default.

Auctus #3

On January 13, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $45,000 with a $2,500 original issue discount to the unrelated party, which bears interest at 8% of the principal amount. The promissory note matures on January 13, 2018. The conversion price shall be equal to 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $45,000 is being amortized over the life of the note using the effective interest method. Total of $0 and $40,843 of the discount was recorded as interest expense for the three months ended March 31, 2018 and the year ended December 31, 2017.

During the year ended December 31, 2017, principal of $6,700 was converted for 30,455,486 common shares.

On June 14, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $7,500 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 20, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $7,500 is being amortized over the life of the note using the effective interest method. Total of $0 and $4,462 of the discount was recorded as interest expense for the three months ended March 31, 2018 and the year ended December 31, 2017.

On November 27, 2017, Auctus Fund, LLC entered into an agreement with Power Up Lending Group Ltd. to buy out the total outstanding principal amount and accrued interest of the two convertible promissory notes at $50,774.54. The note bears interest at 12% of the principal amount and matures on March 20, 2018. The conversion price shall be equal 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. During the three months ended March 31, 2018 and the year ended December 31, 2017, interest expense of $5,030 and $2,165 was recorded over the remaining note discount transferred the two convertible notes of $7,195.

As of March 31, 2018, the note is presented net of a debt discount of $0.

The note is currently in default.

Auctus #4

On November 2, 2017, the Company entered into an agreement to issue a convertible promissory note of $53,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on August 2, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $53,000 is being amortized over the life of the note using the effective interest method. Total of $17,473 and $11,454 of the discount was recorded as interest expense for the three months ended March 31, 2018 and the year ended December 31, 2017.

On February 23, 2018, EMA Financial LLC and Auctus Fund, LLC each made repayment to Crown Bridge Partners, LLC on behalf of the Company at $5,636.04, totaling $11,272.08 to settle the total outstanding principal and accrued penalty amount at $11,272.08 of the $40,000 convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016.

As of March 31, 2018, the note principal was amended to 58,636.04.

As of March 31, 2018, the note is presented net of a debt discount of $24,073.

Auctus #5

On March 7, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $2,618 of interest expense for the three months ended March 31, 2018.

As of March 31, 2018, the note is presented net of a debt discount of $27,382.

Promissory Note Payable to EMA Financial, LLC

EMA#1

On September 7, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $29,750 is being amortized over the life of the note using the effective interest method resulting in $0 and $21,774 of interest expense for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

During the year ended December 31, 2017, principal of $7,538 were converted for 123,242,000 common shares.

During three months ended March 31, 2018, principal of $905 were converted for 60,350,000 common shares.

As of March 31, 2018, the note is presented net of a debt discount of $0.

The note is currently in default.

EMA#2

On November 3, 2016, the Company entered into an agreement with Blackbridge Capital Growth Funds, LLC to issue a convertible promissory note to an unrelated party for an amount of $60,000. The convertible promissory note bears interest at 8% per annum and matures on November 3, 2017. The conversion price is 50% of the lowest trading price 20 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $50,465 of interest expense for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

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

As of March 31, 2018, the notes are presented net of a debt discount of $0.

The note is currently in default.

EMA#3

On October 31, 2017, the Company entered into an agreement to issue a convertible promissory note of $53,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on October 31, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $53,000 is being amortized over the life of the note using the effective interest method. Total of $13,068 and $8,858 of the discount was recorded as interest expense for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

As of March 31, 2018, the note is presented net of a debt discount of $31,074.

EMA#4

On March 5, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $2,137 of interest expense for the three months ended March 31, 2018.

As of March 31, 2018, the note is presented net of a debt discount of $27,863.

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

On November 3, 2016, a derivative debt discount of $100,000 was recorded. For the year ended December 31, 2017, an amount of $100,000 was amortized into interest expense in relation to the debt discount.

As of March 31, 21018, the notes are presented net of a debt discount of $0.

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

The note was discounted for a derivative and the discount of $65,238 is fully amortized into interest expense for the year ended December 31, 2016. As of March 31, 2018, the note is presented net of a debt discount of $0.

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

As of March 31, 2018, the note principal balance was $31,615.

The note is currently in default.

Accrued interest on convertible notes

During the three months ended March 31, 2018 and March 31, 2017, interest expense of $23,916 and $12,698 was incurred on convertible notes, respectively. As of March 31, 2018 and December 31, 2017, accrued interest payable on convertible notes was $93,534 and $70,049, respectively.

Summary of Conversions

During the three months ended March 31, 2018, $905 principal amount of the convertible note and $432 accrued interest was converted for 89,132,000 common shares.

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

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2018:

Balance - December 31, 2017	$1,831,630
Reduction of derivative liabilities from conversion of convertible note to common shares	(29,314)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	50,000
Addition of new derivatives liabilities recognized as day one loss	311,773
Loss (Gain) on change in fair value of the derivative	949,641
Balance - March 31, 2018	$3,113,731

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	March 31,	March 31,
	2018	2017
Expected term	0.34 - 0.93 years	0.22 - 0.78 years
Expected average volatility	272% - 333%	238.30% - 410.84%
Expected dividend yield	-	-
Risk-free interest rate	1.39% - 2.09%	1.03%

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, the Company accrued $30,000 of salary payable to the Director of the Company, and paid $7,500 owing to him for the accrued salaries.

During the year ended December 31, 2017, the Company accrued $120,000 of salary payable to the Director of the Company, and paid $24,600 owing to him for the accrued salaries.

During the year ended December 31, 2017, the Director of the Company advanced $780 to the Company. The amount is unsecured and non-interest bearing with no set terms of repayment.

As of March 31, 2018 and December 31, 2017, amount due to related parties was $142,180 and $119,680, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

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

Results of Operations

Three Months ended March 31, 2018 as compared to the Three Months ended March 31, 2017

Our operating results for the three months ended March 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	March 31,
Statement of Operations Data:	2018	2017	Changes

Revenue	$1,718	$-	$1,718
Cost of Services	(20,300)	(20,680)	380
Total operating expenses	(77,776)	(96,987)	19,211
Other income (expenses)	(1,334,526)	54,428	(1,388,954)
Net loss	$(1,430,884)	$(63,239)	$(1,367,645)

Revenues

We generated revenues of $1,718 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Cost of Services

We incurred total cost of services of $20,300 and $20,680 for the three months ended March 31, 2018 and 2017, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $77,776 and $96,987 for the three months ended March 31, 2018 and 2017, respectively. The decrease in operating expenses was primarily due to the decrease in payroll expenses, finance commissions and transfer agent fees.

Other Expenses

We incurred total other expenses of $1,334,526 and other income of $54,428 for the three months ended March 31, 2018 and 2017, respectively. The increase in other expenses was mainly due to 1,270,284 loss on of derivative liabilities during the three months ended March 31, 2018.

Net Loss

We incurred a net loss of $1,430,884and $63,239 during the three months ended March 31, 2018 and 2017, respectively. The increase in our net loss was mainly due to increase in other expenses during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Liquidity and Capital Resources

	March 31,	December 31,
Balance Sheet Data:	2018	2017

Cash and cash equivalents	$10,429	$28,438
Working capital deficiency	$(3,855,456)	$(2,455,224)
Total assets	$10,429	$28,438
Total liabilities	$3,865,885	$2,483,662
Total stockholders' deficit	$(3,855,456)	$(2,455,224)

At March 31, 2018, we had a working capital deficiency of $3,855,456 and an accumulated deficit of $4,987,668. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

The following table sets forth certain information about our cash flow during the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31,
Cash Flow Data:	2018	2017	Changes

Cash Flows used in Operating Activities	$(68,009)	$(70,667)	$2,658
Cash Flows provided by Financing Activities	50,000	45,000	5,000
Net Decrease in Cash During Period	$(18,009)	$(25,667)	$7,658

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2018, net cash flows used in operating activities was $68,009, consisting of a net loss of $1,430,884 and was reduced by loss on derivative liability of $1,270,284, amortization of debt discount of $40,326, an increase in accounts payable to related party of $22,500 and an increase in accounts payable and accrued liabilities of $29,765. For the three months ended March 31, 2017, net cash flows used in operating activities was $70,667, consisting of net loss of $63,239, increased by gain on derivative liabilities of $167,023, and was reduced by stock based compensation of $30,000, amortization of debt discount of $99,897, increase in accounts payable to related party of $19,500 and an increase in accounts payable and accrued liabilities of $10,198.

Cash Flows from Investing Activities

There was no investing activities during the three months ended March 31, 2018 and 2017.

Cash Flows from Financing Activities

During the three months ended March 31, 2018 and March 31, 2017, net cash provided by financing activities was $50,000 and $45,000 from the issuance of convertible debts, respectively.

Debt Financing Transactions

Promissory Note Payable to Crown Bridge Partners

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

On July 7, 2017, note amendment was executed with $20,000 increase in principal of the note and the note principle increased to $76,750. The Company received $20,000 cash proceeds from the note amendment on the same date. The note is currently in default.

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

On November 27, 2017, Auctus Fund, LLC entered into an agreement with Power Up Lending Group Ltd. to buy out the total outstanding principal amount and accrued interest of the two convertible promissory notes at $50,774.54. The note bears interest at 12% of the principal amount and matures on March 20, 2018. The conversion price shall be equal 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. During the three months ended March 31, 2018 and the year ended December 31, 2017, interest expense of $5,030 and $2,165 was recorded over the remaining note discount transferred the two convertible notes of $7,195. The note is currently in default.

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

As of March 31, 2018, the note principal was amended to 58,636.04.

Auctus #5

On March 7, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $2,618 of interest expense for the three months ended March 31, 2018.

Promissory Note Payable to EMA Financial, LLC

EMA#1

On September 7, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $29,750 is being amortized over the life of the note using the effective interest method resulting in $0 and $21,774 of interest expense for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. The note is currently in default.

EMA#2

On November 3, 2016, the Company entered into an agreement with Blackbridge Capital Growth Funds, LLC to issue a convertible promissory note to an unrelated party for an amount of $60,000. The convertible promissory note bears interest at 8% per annum and matures on November 3, 2017. The conversion price is 50% of the lowest trading price 20 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $50,465 of interest expense for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

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

As of March 31, 2018, the note is presented net of a debt discount of $31,074.

EMA#4

On March 5, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $2,137 of interest expense for the three months ended March 31, 2018.

As of March 31, 2018, the note is presented net of a debt discount of $27,863.

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

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers. The note is currently in default.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $2,137 of interest expense for the three months ended March 31, 2018.

On March 7, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $2,618 of interest expense for the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company issued 89,132,000 common shares for conversion of debt and accrued interest in the amount of $1,337.

The above issuances of securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities

Refer to the notes to the financial statements of the Company and the Liquidity and Capital Resources section herein for all securities currently in default.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

4.1

Convertible Note dated March 5, 2018 by and between the Company and EMA Financial, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2018).

4.2

Convertible Note dated March 7, 2018 by and between the Company and Auctus Fund, LLC (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2018).

10.1

Securities Purchase Agreement dated March 5, 2018 by and between the Company and EMA Financial, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2018).

10.2

Securities Purchase Agreement dated March 7, 2018 by and between the Company and Auctus Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2018).

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

August 16, 2018	By:	/s/ Shaun Donnelly
Shaun Donnelly,
Chief Executive Officer, Chief Financial Officer, (Principal Executive Officer and Principal Financial Officer)

