Form 10-Q
period 2018-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2018-09-11
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 31, 2018 there were 665,925,639 shares of common stock issued and outstanding.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

FORM 10-Q

June 30, 2018

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$892	$28,438
Total Current Assets	892	28,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$23,113	$5,625
Accounts payable - related party	169,380	119,680
Accrued interest payable	120,380	70,049
Stock payable	30,000	30,000
Convertible notes, net of $62,105 and $90,718 debt discount, respectively	523,253	426,678
Derivative liability	1,509,951	1,831,630
Total Current Liabilities	2,376,077	2,483,662

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 665,925,639 and 576,193,639 shares issued and outstanding, respectively	665,926	576,194
Additional paid-in capital	466,286	525,366
Accumulated deficit	(3,507,397)	(3,556,784)
Total stockholders’ deficit	(2,375,185)	(2,455,224)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$892	$28,438

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$1,821	$9,550	$3,539	$9,550
Cost of Services	1,420	6,150	21,720	26,830
GROSS PROFIT (LOSS)	401	3,400	(18,181)	(17,280)

OPERATING EXPENSES
Selling, general and administrative expenses	48,776	58,563	126,552	125,550
Stock based compensation	-	-	-	30,000
Total Operating Expenses	48,776	58,563	126,552	155,550

OTHER INCOME (EXPENSES)
Interest expense	(75,133)	(90,373)	(139,375)	(202,968)
Gain on derivative liabilities	1,603,779	97,191	333,495	264,214
Total other income (expenses)	$1,528,646	$6,818	$194,120	$61,246

OPERATING INCOME (LOSS)	1,480,271	(48,345)	49,387	(111,584)

NET INCOME (LOSS)	$1,480,271	$(48,345)	$49,387	$(111,584)

Basic Earnings (Loss) per Common Share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted Earnings (Loss) per Common Share	$0.00	$(0.00)	$0.00	$(0.00)
Basic Weighted Average Common Shares Outstanding	665,925,639	305,541,153	628,705,342	239,461,074
Diluted Weighted Average Common Shares Outstanding	6,006,984,575	593,144,576	5,969,764,279	527,064,496

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$49,387	$(111,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock - based compensation	-	30,000
Gain on derivative liability	(333,495)	(264,214)
Amortization of debt discount	88,613	177,525
Changes in operating assets and liabilities:
Accounts payable - related party	49,700	42,000
Accounts payable and accrued liabilities	17,918	1,900
Accrued interest payable	50,331	22,942
Net cash used in operating activities	(77,546)	(101,431)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	50,000	45,000
Net cash provided by financing activities	50,000	45,000

Net decrease in cash and cash equivalents	(27,546)	(56,431)
Cash and cash equivalents - beginning of period	28,438	57,630
Cash and cash equivalents - end of period	$892	$1,199

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$60,000	$45,000
Derivative reclass to APIC due to conversion	$1,338	$107,100
Common shares issued for conversion of debt and accrued interest	$29,314	$89,378

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2018. At June 30, 2018 and December 31, 2017, the Company had no subsidiaries.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $892 and $28,438 in cash and cash equivalents as at June 30, 2018 and December 31, 2017, respectively.

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

Six months and Three months ended June 30, 2018

For the six months and three months ended June 30, 2018, 5,341,058,936 shares of common stock from the convertible notes were included in the calculation of diluted earnings per shares.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per common shares:

Basic earnings per common share

	Three months ended	Six months ended
	June 30 2018	June 30 2018
Net Income	$1,480,271	$49,387

Basic Weighted Average Common Shares Outstanding	665,925,639	628,705,342

Basic Earnings per Common Share	$0.00	$0.00

Diluted earnings per common share

	Three months ended	Six months ended
	June 30 2017	June 30 2017
Net Income	$1,480,271	$49,387

Diluted Weighted Average Common Shares Outstanding	6,006,984,575	5,969,764,279

Diluted Earnings per Common Share	$0.00	$0.00

Six months and Three months ended June 30, 2017

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

For the six months ended June 30, 2018 and June 30, 2017, the stock based compensation was $0 and $30,000, respectively.

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2017	$1,831,630
Reduction of derivative liabilities from conversion of convertible note to common shares	(29,314)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	50,000
Addition of new derivatives liabilities recognized as day one loss	311,773
Gain on change in fair value of the derivative	(654,138)
Balance - June 30, 2018	$1,509,951

The following table summarizes fair value measurement by level at June 30, 2018 and December 31, 2017, measured at fair value on a recurring basis:

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,509,951	1,509,951

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,831,630	1,831,630

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

There were 51 and 51 preferred shares issued and outstanding as at June 30, 2018 and December 31, 2017.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the six months ended June 30, 2018, the Company issued 89,132,000 common shares for conversion of debt and accrued interest in the amount of $1,337.

During the years ended December 31, 2017, the Company issued 488,517,204 common shares for conversion of debt and accrued interest in the amount of $119,392.

As of June 30, 2018 and December 31, 2017, the common shares issued and outstanding was 665,925,639 and 576,193,639, respectively.

Common shares issued for compensation

During the year ended December 31, 2016, the Company issued 2,250,000 common shares with a fair value of $174,000 for services rendered. The shares were valued at market price when the shares were issued.

As of June 30, 2018, the Company recorded stock payable for 300,000 outstanding common shares of $30,000 not yet issued to the consultant for service performed.

NOTE 5 – NOTES PAYABLE

The Company had the following unsecured notes payable as at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Convertible Promissory Note to Crown Bridge	$-	$2,404
Convertible Promissory Notes to Auctus Fund	237,522	179,172
Convertible Promissory Notes to EMA Financial	130,316	89,686
Convertible Promissory Notes to Black Bridge Capital	100,000	100,000
Convertible Promissory Notes to Tangiers	23,801	23,801
Convertible Promissory Notes to Denali	31,615	31,615
Total Convertible Debt	$523,253	$426,678

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

Promissory Notes Payable to Auctus Fund

Auctus #1

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $14,542 of interest expense for the six months ended June 30, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2017, principal of $15,278 and accrued interest of $5,975 were converted for 111,460,000 common shares.

During the six months ended June 30, 2018, accrued interest of $432 were converted for 28,782,000 common shares.

As of June 30, 2018, the note is presented net of a debt discount of $0.

The note is currently in default.

Auctus #2

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $50,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $35,607 of interest expense for the six months ended June 30, 2018 and year ended December 31, 2017, respectively.

On July 7, 2017, note amendment was executed with $20,000 increase in principal of the note and the note principle increased to $76,750. The Company received $20,000 cash proceeds from the note amendment on the same date.

As of June 30, 2018, the notes are presented net of a debt discount of $0.

The note is currently in default.

Auctus #3

On January 13, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $45,000 with a $2,500 original issue discount to the unrelated party, which bears interest at 8% of the principal amount. The promissory note matures on January 13, 2018. The conversion price shall be equal to 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $45,000 is being amortized over the life of the note using the effective interest method. Total of $0 and $40,843 of the discount was recorded as interest expense for the six months ended June 30, 2018 and the year ended December 31, 2017.

During the year ended December 31, 2017, principal of $6,700 was converted for 30,455,486 common shares.

On June 14, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $7,500 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matured on March 20, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $7,500 is being amortized over the life of the note using the effective interest method. Total of $0 and $4,462 of the discount was recorded as interest expense for the six months ended June 30, 2018 and the year ended December 31, 2017.

On November 27, 2017, Auctus Fund, LLC entered into an agreement with Power Up Lending Group Ltd. to buy out the total outstanding principal amount and accrued interest of the two convertible promissory notes at $50,774.54. The note bears interest at 12% of the principal amount and matured on March 20, 2018. The conversion price shall be equal 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. During the six months ended June 30, 2018 and the year ended December 31, 2017, interest expense of $5,030 and $2,165 was recorded over the remaining note discount transferred the two convertible notes of $7,195.

As of June 30, 2018, the note is presented net of a debt discount of $0.

The note is currently in default.

Auctus #4

On November 2, 2017, the Company entered into an agreement to issue a convertible promissory note of $53,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on August 2, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $53,000 is being amortized over the life of the note using the effective interest method. Total of $35,139 and $11,454 of the discount was recorded as interest expense for the six months ended June 30, 2018 and the year ended December 31, 2017.

On February 23, 2018, EMA Financial LLC and Auctus Fund, LLC each made repayment to Crown Bridge Partners, LLC on behalf of the Company at $5,636.04, totaling $11,272.08 to settle the total outstanding principal and accrued penalty amount at $11,272.08 of the $40,000 convertible note originally issued to Crown Bridge Partners, LLC on April 1, 2016.

As of June 30, 2018, the note principal was amended to 58,636.04.

As of June 30, 2018, the note is presented net of a debt discount of $6,407.

Auctus #5

On March 7, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $12,545 of interest expense for the six months ended June 30, 2018.

As of June 30, 2018, the note is presented net of a debt discount of $17,455.

Promissory Note Payable to EMA Financial, LLC

EMA#1

On September 7, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $29,750 is being amortized over the life of the note using the effective interest method resulting in $0 and $21,774 of interest expense for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

During the year ended December 31, 2017, principal of $7,538 were converted for 123,242,000 common shares.

During the six months ended June 30, 2018, principal of $905 were converted for 60,350,000 common shares.

As of June 30, 2018, the note is presented net of a debt discount of $0.

The note is currently in default.

EMA#2

On November 3, 2016, the Company entered into an agreement with Blackbridge Capital Growth Funds, LLC to issue a convertible promissory note to an unrelated party for an amount of $60,000. The convertible promissory note bears interest at 8% per annum and matures on November 3, 2017. The conversion price is 50% of the lowest trading price 20 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $50,465 of interest expense for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

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

As of June 30, 2018, the notes are presented net of a debt discount of $0.

The note is currently in default.

EMA#3

On October 31, 2017, the Company entered into an agreement to issue a convertible promissory note of $53,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on October 31, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $53,000 is being amortized over the life of the note using the effective interest method. Total of $26,282 and $8,858 of the discount was recorded as interest expense for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

As of June 30, 2018, the note is presented net of a debt discount of $17,860.

EMA#4

On March 5, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $9,616 of interest expense for the six months ended June 30, 2018.

As of June 30, 2018, the note is presented net of a debt discount of $20,384.

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

As of June 30, 21018, the notes are presented net of a debt discount of $0.

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

As of June 30, 2018, the note principal balance was $31,615.

The note is currently in default.

Accrued interest on convertible notes

During the six months ended June 30, 2018 and June 30, 2017, interest expense of $50,331 and $22,942 was incurred on convertible notes, respectively. As of June 30, 2018 and December 31, 2017, accrued interest payable on convertible notes was $120,380 and $70,049, respectively.

Summary of Conversions

During the six months ended June 30, 2018, $905 principal amount of the convertible note and $432 accrued interest was converted for 89,132,000 common shares.

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

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2018:

Balance - December 31, 2017	$1,831,630
Reduction of derivative liabilities from conversion of convertible note to common shares	(29,314)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	50,000
Addition of new derivatives liabilities recognized as day one loss	311,773
Gain on change in fair value of the derivative	(654,138)
Balance - June 30, 2018	$1,509,951

The following table summarizes the loss on derivative liability included in the income statement for the six months ended June 30, 2018 and 2017, respectively.

	Six months ended
	June 30,	June 30,
	2018	2017
Day one loss due to derivative liabilities on convertible notes	$(320,641)	$(45,283)
Gain on change in fair value of derivative liabilities	654,136	309,497
Gain on change in fair value of derivative liabilities	$333,495	$264,214

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Six months ended
	June 30,	June 30,
	2018	2017
Expected term	0.34 - 0.68 years	0.19 - 0.54 years
Expected average volatility	272% - 440%	266% - 312%
Expected dividend yield	-	-
Risk-free interest rate	1.39% - 2.33%	0.94% - 1.14%

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company accrued $60,000 of salary payable to the Director of the Company, and paid $9,520 owing to him for the accrued salaries.

During the year ended December 31, 2017, the Company accrued $120,000 of salary payable to the Director of the Company, and paid $24,600 owing to him for the accrued salaries.

During the year ended December 31, 2017, the Director of the Company advanced $780 to the Company. The amount is unsecured and non-interest bearing with no set terms of repayment. During the six months ended June 30, 2018, the Company repaid $780 to the Director.

As of June 30, 2018 and December 31, 2017, amount due to related parties was $169,380 and $119,680, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

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

Results of Operations

Three Months ended June 30, 2018 as compared to the Three Months ended June 30, 2017

Our operating results for the three months ended June 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,
Statement of Operations Data:	2018	2017	Changes

Revenue	$1,821	$9,550	$(7,729)
Cost of Services	(1,420)	(6,150)	4,730
Total operating expenses	(48,776)	(58,563)	9,787
Other income	1,528,646	6,818	1,521,828
Net Income (loss)	$1,480,271	$(48,345)	$1,528,616

Revenues

We generated revenues of $1,821 and $9,550 for the three months ended June 30, 2018 and 2017, respectively.

Cost of Services

We incurred total cost of services of $1,420 and $6,150 for the three months ended June 30, 2018 and 2017, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $48,776 and $58,563 for the three months ended June 30, 2018 and 2017, respectively. The decrease in operating expenses was primarily due to the decrease in travel expense and professional fees.

Other Expenses

We incurred total other income of $1,528,646 and other income of $6,818 for the three months ended June 30, 2018 and 2017, respectively. The increase in other income was mainly attributed to $1,603,779 gain on of derivative liabilities from the convertible notes due to the increase in share conversion price during the three months ended June 30, 2018, as compared to gain on derivative liabilities of $97,191 during the three months ended June 30, 2017.

Net Loss

We incurred a net income of $1,480,271 and net loss of $48,345 during the three months ended June 30, 2018 and 2017, respectively. The increase in our net income was mainly attributed to the increase in gain on derivative liabilities from the convertible notes during the three months ended June 30, 2018.

Six Months ended June 30, 2018 as compared to the Six Months ended June 30, 2017

Our operating results for the six months ended June 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	June 30,
Statement of Operations Data:	2018	2017	Changes

Revenue	$3,539	$9,550	$(6,011)
Cost of Services	(21,720)	(26,830)	5,110
Total operating expenses	(126,552)	(155,550)	28,998
Other income	194,120	61,246	132,874
Net Income (loss)	$49,387	$(111,584)	$160,971

Revenues

We generated revenues of $3,593and $9,550 for the six months ended June 30, 2018 and 2017, respectively.

Cost of Services

We incurred total cost of services of $21,720 and $26,830 for the six months ended June 30, 2018 and 2017, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $126,552 and $155,550 for the six months ended June 30, 2018 and 2017, respectively. The decrease in operating expenses was primarily due to the decrease in payroll expenses, finance commissions and travel expense.

Other Expenses

We incurred total other income of $194,120 and other income of $61,246 for the six months ended June 30, 2018 and 2017, respectively. The increase in other income was mainly attributed to $333,495 gain on of derivative liabilities from the convertible notes during the six months ended June 30, 2018 as compared to gain on derivative liabilities of $264,214 during the six months ended June 30, 2017. In addition, the interest expenses from the convertible note interest and amortization of note discount totaled $139,375 during the six months ended June 30, 2018 decreased by $63,593, as compared to interest expense of $202,968 during the six months ended June 30, 2017.

Net Loss

We incurred a net income of $49,387 and net loss of $111,584 during the six months ended June 30, 2018 and 2017, respectively. The increase in our net income was mainly attributed to the increase in other income due to the increase in gain on derivative liabilities and decrease in interest expense from the convertible notes during the six months ended June 30, 2018.

Liquidity and Capital Resources

	June 30,	December 31,
Balance Sheet Data:	2018	2017

Cash and cash equivalents	$892	$28,438
Working capital deficiency	$(2,375,185)	$(2,455,224)
Total assets	$892	$28,438
Total liabilities	$2,376,077	$2,483,662
Total stockholders’ deficit	$(2,375,185)	$(2,455,224)

At June 30, 2018, we had a working capital deficiency of $2,375,185 and an accumulated deficit of $3,507,397. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

The following table sets forth certain information about our cash flow during the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended
	June 30,
Cash Flow Data:	2018	2017	Changes

Cash Flows used in Operating Activities	$(77,546)	$(101,431)	$23,885
Cash Flows used in Investing Activities	-	-	-
Cash Flows provided by Financing Activities	50,000	45,000	5,000
Net decrease in Cash During Period	$(27,546)	$(56,431)	$28,885

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the six months ended June 30, 2018, net cash flows used in operating activities was $77,546, consisting of a net income of $49,387, increased by amortization of debt discount of $88,613, an increase in accounts payable to related party of $49,700, an increase in accounts payable and accrued liabilities of $17,918 and an increase in accrued interest payable of $50,331, and was reduced by gain on derivative liability of $333,495.

During the six months ended June 30, 2017, net cash flows used in operating activities was $101,431, consisting of net loss of $111,584, increased by gain on derivative liabilities of $264,214, and was reduced by stock based compensation of $30,000, amortization of debt discount of $177,525, increase in accounts payable to related party of $42,000, an increase in accounts payable and accrued liabilities of $1,900 and an increase in accrued interest payable of $22,942.

Cash Flows from Investing Activities

There was no investing activities during the six months ended June 30, 2018 and 2017.

Cash Flows from Financing Activities

During the six months ended June 30, 2018 and June 30, 2017, net cash provided by financing activities was $50,000 and $45,000 from the issuance of convertible debts, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

Item 3. Defaults upon Senior Securities

Refer to the notes to the financial statements of the Company for all securities currently in default.

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

September 11, 2018	By:	/s/ Shaun Donnelly
Shaun Donnelly,
Chief Executive Officer, Chief Financial Officer, (Principal Executive Officer and Principal Financial Officer)

