Form 10-Q
period 2018-09-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2018-11-07
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 7, 2018 there were 733,801,939 shares of common stock issued and outstanding.

 LINGERIE FIGHTING CHAMPIONSHIPS, INC.

FORM 10-Q

September 30, 2018

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$34,482	$28,438
Total Current Assets	34,482	28,438

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,886	$5,625
Accounts payable - related party	190,880	119,680
Accrued interest payable	148,995	70,049
Stock payable	30,000	30,000
Convertible notes, net of $93,765 and $90,718 debt discount, respectively	583,593	426,678
Derivative liability	1,788,948	1,831,630
Total Current Liabilities	2,748,302	2,483,662

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 698,925,639 and 576,193,639 shares issued and outstanding, respectively	698,926	576,194
Additional paid-in capital	444,176	525,366
Accumulated deficit	(3,856,922)	(3,556,784)
Total stockholders' deficit	(2,713,820)	(2,455,224)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,482	$28,438

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$8,615	$5,900	$12,154	$15,450
Cost of Services	2,282	18,843	24,002	45,673
GROSS PROFIT (LOSS)	6,333	(12,943)	(11,848)	(30,223)

OPERATING EXPENSES
Selling, general and administrative expenses	57,364	57,208	183,916	182,758
Stock based compensation	-	-	-	30,000
Total Operating Expenses	57,364	57,208	183,916	212,758

OTHER INCOME (EXPENSES)
Interest expense	(89,946)	(76,936)	(229,321)	(279,904)
Loss (Gain) on derivative liabilities	(208,548)	(431,621)	124,947	(167,407)
Accounts payable written off
Total other income (expenses)	$(298,494)	$(508,557)	$(104,374)	$(447,311)

OPERATING LOSS	(349,525)	(578,708)	(300,138)	(690,292)

NET LOSS	$(349,525)	$(578,708)	$(300,138)	$(690,292)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	672,312,736	504,088,281	643,370,551	329,366,752

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(300,138)	$(690,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock - based compensation	-	30,000
Loss (Gain) on derivative liability	(124,947)	167,407
Amortization of debt discount	148,954	235,673
Changes in operating assets and liabilities:
Accounts payable - related party	71,200	70,400
Accounts payable and accrued liabilities	259	29,522
Accrued interest payable	80,368	33,880
Net cash used in operating activities	(124,304)	(123,410)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	-	780
Proceeds from convertible debt	130,348	65,000
Net cash provided by financing activities	130,348	65,780

Net increase (decrease) in cash and cash equivalents	6,044	(57,630)
Cash and cash equivalents - beginning of period	28,438	57,630
Cash and cash equivalents - end of period	$34,482	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$152,000	$45,000
Derivative reclass to APIC due to conversion	$39,215	$212,624
Common shares issued for conversion of debt and accrued interest	$2,327	$119,392

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected any other interim period or for the year ending December 31, 2018. At September 30, 2018 and December 31, 2017, the Company had no subsidiaries.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $34,482 and $28,438 in cash and cash equivalents as at September 30, 2018 and December 31, 2017, respectively.

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

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming. For the nine months ended September 30, 2018 and September 30, 2017, the Company recognized revenue of $12,154 and $15,450 and cost of sales of $24,002 and $45,673, resulting in gross loss of $11,848 and $30,223, respectively.

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

For the nine months ended September 30, 2018 and December 31, 2017, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per common shares:

	Nine Months Ended
	September 30,
	2018	2017
NET LOSS	$(300,138)	$(690,292)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	643,370,551	329,366,752

For the nine months ended September 30, 2018, 6,261,058,936 common shares from convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive.

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

For the nine months ended September 30, 2018 and September 30, 2017, the stock based compensation was $0 and $30,000, respectively.

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2017	$1,831,630
Reduction of derivative liabilities from conversion of convertible note to common shares	(39,213)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	86,922
Addition of new derivative liabilities upon issuance of warrants as debt discount	43,426
Addition of new derivatives liabilities recognized as day one loss	481,190
Loss (Gain) on change in fair value of the derivative	(615,007)
Balance - September 30, 2018	$1,788,948

The following table summarizes fair value measurement by level at September 30, 2018 and December 31, 2017, measured at fair value on a recurring basis:

September 30, 2018	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,788,948	1,788,948

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,831,630	1,831,630

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

There were 51 and 51 preferred shares issued and outstanding as at September 30, 2018 and December 31, 2017.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the nine months ended September 30, 2018, the Company issued 122,132,000 common shares for conversion of debt and accrued interest in the amount of $2,327.

During the years ended December 31, 2017, the Company issued 488,517,204 common shares for conversion of debt and accrued interest in the amount of $119,392.

As of September 30, 2018 and December 31, 2017, the common shares issued and outstanding was 698,925,639 and 576,193,639, respectively.

Common shares issued for compensation

During the year ended December 31, 2016, the Company issued 2,250,000 common shares with a fair value of $174,000 for services rendered. The shares were valued at market price when the shares were issued.

As of September 30, 2018, the Company recorded stock payable for 300,000 outstanding common shares of $30,000 not yet issued to the consultant for service performed.

NOTE 5 – WARRANTS

During the nine months ended September 30, 2018, in conjunction with the issuance of convertible notes, the Company issued warrants to purchase 145,000,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

The below table summarizes the activity of warrants exercisable for common shares during the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	-	$-
Granted	145,000,000	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of September 30, 2018	145,000,000	$0.0003

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2018:

Nine Months Ended
September 30,
2018
Exercise price	$0.0003
Expected term	5 years
Expected average volatility	277%-279%
Expected dividend yield	-
Risk-free interest rate	2.80% - 2.94%

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
145,000,000	4.82	$0.0003	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2018 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of September 30, 2018, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0003 on September 30 2018.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note during the nine months ended September 30. As of September 30, 2018, the Company valued the fair value on the 145,000,000 units of share purchase warrants granted at $43,406 based on Black-Scholes option valuation model. <see Note 7>

NOTE 6 – NOTES PAYABLE

The Company had the following unsecured notes payable as at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Convertible Promissory Note to Crown Bridge	$-	$2,404
Convertible Promissory Notes to Auctus Fund	268,655	179,172
Convertible Promissory Notes to EMA Financial	159,522	89,686
Convertible Promissory Notes to Black Bridge Capital	100,000	100,000
Convertible Promissory Notes to Tangiers	23,801	23,801
Convertible Promissory Notes to Denali	31,615	31,615
Total Convertible Debt	$583,593	$426,678

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

Promissory Notes Payable to Auctus Fund

Auctus #1

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $14,542 of interest expense for the nine months ended September 30, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2017, principal of $15,278 and accrued interest of $5,975 were converted for 111,460,000 common shares.

During the nine months ended September 30, 2018, accrued interest of $1,422 were converted for 61,782,000 common shares.

As of September 30, 2018, the note is presented net of a debt discount of $45,252.

The note is currently in default.

Auctus #2

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $50,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $35,607 of interest expense for the nine months ended September 30, 2018 and year ended December 31, 2017, respectively.

On July 7, 2017, note amendment was executed with $20,000 increase in principal of the note and the note principle increased to $76,750. The Company received $20,000 cash proceeds from the note amendment on the same date.

As of September 30, 2018, the notes are presented net of a debt discount of $76,750.

The note is currently in default.

Auctus #3

On January 13, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $45,000 with a $2,500 original issue discount to the unrelated party, which bears interest at 8% of the principal amount. The promissory note matures on January 13, 2018. The conversion price shall be equal to 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $45,000 is being amortized over the life of the note using the effective interest method. Total of $0 and $40,843 of the discount was recorded as interest expense for the nine months ended September 30, 2018 and the year ended December 31, 2017.

During the year ended December 31, 2017, principal of $6,700 was converted for 30,455,486 common shares.

On June 14, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $7,500 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matured on March 20, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $7,500 is being amortized over the life of the note using the effective interest method. Total of $0 and $4,462 of the discount was recorded as interest expense for the nine months ended September 30, 2018 and the year ended December 31, 2017.

On November 27, 2017, Auctus Fund, LLC entered into an agreement with Power Up Lending Group Ltd. to buy out the total outstanding principal amount and accrued interest of the two convertible promissory notes at $50,774.54. The note bears interest at 12% of the principal amount and matured on March 20, 2018. The conversion price shall be equal 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. During the nine months ended September 30, 2018 and the year ended December 31, 2017, interest expense of $5,030 and $2,165 was recorded over the remaining note discount transferred the two convertible notes of $7,195.

As of September 30, 2018, the note is presented net of a debt discount of $50,745.

The note is currently in default.

 Auctus #4

On November 2, 2017, the Company entered into an agreement to issue a convertible promissory note of $53,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on August 2, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $53,000 is being amortized over the life of the note using the effective interest method. Total of $41,546 and $11,454 of the discount was recorded as interest expense for the nine months ended September 30, 2018 and the year ended December 31, 2017.

On February 23, 2018, EMA Financial LLC and Auctus Fund, LLC each made repayment to Crown Bridge Partners, LLC on behalf of the Company at $5,636.04 to settle the total outstanding principal and accrued penalty amount at $11,272.08 of the $40,000 convertible note. As a result, the principal amount of the $53,000 convertible note increased to $58,636.04.

As of September 30, 2018, the note is presented net of a debt discount of $58,636.04.

The note is currently in default.

Auctus #5

On March 7, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $22,582 of interest expense for the nine months ended September 30, 2018.

As of September 30, 2018, the note is presented net of a debt discount of $22,582.

Auctus #6

On July 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,000 original issue discount. On July 25, 2018, the convertible promissory note was further amended with principal increased to $48,500. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $48,500 is being amortized over the life of the note using the effective interest method resulting in $14,692 of interest expense for the nine months ended September 30, 2018. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of September 30, 2018, the note is presented net of a debt discount of $14,692.

Promissory Note Payable to EMA Financial, LLC

EMA#1

On September 7, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $29,750 is being amortized over the life of the note using the effective interest method resulting in $0 and $21,774 of interest expense for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

During the year ended December 31, 2017, principal of $7,538 were converted for 123,242,000 common shares.

During the nine months ended September 30, 2018, principal of $905 were converted for 60,350,000 common shares.

As of September 30, 2018, the note is presented net of a debt discount of $26,556.

The note is currently in default.

EMA#2

On November 3, 2016, the Company entered into an agreement with Blackbridge Capital Growth Funds, LLC to issue a convertible promissory note to an unrelated party for an amount of $60,000. The convertible promissory note bears interest at 8% per annum and matures on November 3, 2017. The conversion price is 50% of the lowest trading price 20 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $50,465 of interest expense for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

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

As of September 30, 2018, the notes are presented net of a debt discount of $53,367.

The note is currently in default.

EMA#3

On October 31, 2017, the Company entered into an agreement to issue a convertible promissory note of $53,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on October 31, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $53,000 is being amortized over the life of the note using the effective interest method. Total of $30,783 and $8,858 of the discount was recorded as interest expense for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

On February 23, 2018, EMA Financial LLC and Auctus Fund, LLC each made repayment to Crown Bridge Partners, LLC on behalf of the Company at $5,636.04 to settle the total outstanding principal and accrued penalty amount at $11,272.08 of the $40,000 convertible note. As a result, the principal amount of the $53,000 convertible note increased to $58,636.04.

As of September 30, 2018, the note is presented net of a debt discount of $54,135.

EMA#4

On March 5, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $17,178 of interest expense for the nine months ended September 30, 2018.

As of September 30, 2018, the note is presented net of a debt discount of $12,822.

EMA#5

On August 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,653 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $43,500 is being amortized over the life of the note using the effective interest method resulting in $8,286 of interest expense for the nine months ended September 30, 2018. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of September 30, 2018, the note is presented net of a debt discount of $35,214.

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

As of September 30, 21018, the notes are presented net of a debt discount of $100,000.

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

The note was discounted for a derivative and the discount of $65,238 is fully amortized into interest expense for the year ended December 31, 2016. As of September 30, 2018, the note is presented net of a debt discount of $0.

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

As of September 30, 2018, the note principal balance was $31,615.

The note is currently in default.

Accrued interest on convertible notes

During the nine months ended September 30, 2018 and September 30, 2017, interest expense of $80,367 and $44,231 was incurred on convertible notes, respectively. As of September 30, 2018 and December 31, 2017, accrued interest payable on convertible notes was $148,995 and $70,049, respectively.

Summary of Conversions

During the nine months ended September 30, 2018, $905 principal amount of the convertible notes and $1,422 accrued interest were converted for 122,132,000 common shares.

During the year ended December 31, 2017, $111,542 principal amount of the convertible notes and $7,850 accrued interest were converted for 488,517,204 common shares.

NOTE 7 – DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2018:

Balance - December 31, 2017	$1,831,630
Reduction of derivative liabilities from conversion of convertible note to common shares	(39,213)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	86,922
Addition of new derivative liabilities upon issuance of warrants as debt discount	43,426
Addition of new derivatives liabilities recognized as day one loss	481,190
Loss (Gain) on change in fair value of the derivative	(615,007)
Balance - September 30, 2018	$1,788,948

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended September 30, 2018 and 2017, respectively.

	Nine months ended
	September 30,	September 30,
	2018	2017
Day one loss due to derivative liabilities on convertible notes	$(458,733)	$(45,283)
Gain on change in fair value of derivative liabilities on convertible notes and warrants	583,680	(122,124)
Gain (Loss) on change in fair value of derivative liabilities	$124,947	$(167,407)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Nine months ended
	September 30,	September 30,
	2018	2017
Expected term	0.08 - 0.61 years	0.09 - 0.29 years
Expected average volatility	147% - 440%	207% - 407%
Expected dividend yield	-	-
Risk-free interest rate	1.39% - 2.59%	0.97% - 1.20%

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company accrued $90,000 of salary payable to the Director of the Company, and paid $18,020 owing to him for the accrued salaries.

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

As of September 30, 2018 and December 31, 2017, amount due to related parties was $190,880 and $119,680, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

On October 18, 2018, $523 accrued interest from a convertible note was converted for 34,876,300 common shares.

On October 9, 2018, the Company executed a TV media distribution agreement with RIGHT NOW TV Management, Inc. regarding to the television show entitled “Lingerie Fighting Championship”.

Producer is solely responsible for all costs, expenses and clearances related to the Series, including, but not limited to: (i) any and all rights, clearances and permissions necessary to use all names, likenesses, trademarks, service marks, individuals and entities participating in or otherwise associated with the Program; (ii) acquiring the necessary exclusive rights and licenses for production and distribution of the Program; and (iii) obtaining all necessary rights, underlying rights, and all music licenses.

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

Results of Operations

Three Months ended September 30, 2018 as compared to the Three Months ended September 30, 2017

Our operating results for the three months ended September 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30,
Statement of Operations Data:	2018	2017	Changes

Revenue	$8,615	$5,900	$2,715
Cost of Services	(2,282)	(18,843)	16,561
Total operating expenses	(57,364)	(57,208)	(156)
Other expenses	(298,494)	(508,557)	210,063
Net Income (loss)	$(349,525)	$(578,708)	$229,183

Revenues

We generated revenues of $8,615 and $5,900 for the three months ended September 30, 2018 and 2017, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $2,282 and $18,843 for the three months ended September 30, 2018 and 2017, respectively. The cost of services incurred consist of labor and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $48,776 and $58,563 for the three months ended September 30, 2018 and 2017, respectively. The decrease in operating expenses was primarily due to the decrease in legal fees and general and administrative expenses.

Other Expenses

We incurred total other expenses of $298,494 and $508,557 for the three months ended September 30, 2018 and 2017, respectively. The decrease in other expenses was mainly attributed to decrease in loss on derivative liabilities on the convertible notes.

Net Loss

We incurred a net loss of $349,525 and $578,708 during the three months ended September 30, 2018 and 2017, respectively. The decrease in our net loss was mainly attributed to the increase in gross profit and the decrease in loss on derivative liabilities from the convertible notes.

Nine Months ended September 30, 2018 as compared to the Nine Months ended September 30, 2017

Our operating results for the nine months ended September 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	September 30,
Statement of Operations Data:	2018	2017	Changes

Revenue	$12,154	$15,450	$(3,296)
Cost of Services	(24,002)	(45,673)	21,671
Total operating expenses	(183,916)	(212,758)	28,842
Other expense	(104,374)	(447,311)	342,937
Net Income (loss)	$(300,138)	$(690,292)	$390,154

Revenues

We generated revenues of 12,154and $15,450 for the nine months ended September 30, 2018 and 2017, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $24,002 and $45,673 for the nine months ended September 30, 2018 and 2017, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $183,916 and $212,758 for the nine months ended September30, 2018 and 2017, respectively. The decrease in operating expenses was primarily due to the decrease in legal fees, finance commissions and travel expense.

Other Expenses

We incurred total other expenses of $104,374 and $447,311 for the nine months ended September 30, 2018 and 2017, respectively. The decrease in other expenses was mainly attributed to $124,947 gain on of derivative liabilities from the convertible notes during the nine months ended September 30, 2018 as compared to loss on derivative liabilities of $167,407 during the nine months ended September 30, 2017. In addition, the interest expenses from the convertible note and amortization of note discount totaled $229,321 during the nine months ended September 30, 2018 decreased compared to interest expense of $279,904 during the nine months ended September 30, 2017.

Net Loss

We incurred a net loss of $300,138 and net loss of $690,292 during the nine months ended September 30, 2018 and 2017, respectively. The decrease in our net loss was mainly attributed to the decrease in gross loss, decrease in operating expenses and decrease in other expenses due to the increase in gain on derivative liabilities and decrease in interest expense from the convertible notes during the nine months ended September 30, 2018.

Liquidity and Capital Resources

	September 30,	December 31,
Balance Sheet Data:	2018	2017

Cash and cash equivalents	$34,482	$28,438
Working capital deficiency	$(2,713,820)	$(2,455,224)
Total assets	$34,482	$28,438
Total liabilities	$2,748,302	$2,483,662
Total stockholders' deficit	$(2,713,820)	$(2,455,224)

At September 30, 2018, we had a working capital deficiency of $2,713,820 and an accumulated deficit of $3,856,922. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

The following table sets forth certain information about our cash flow during the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended
	September 30,
Cash Flow Data:	2018	2017

Cash Flows used in Operating Activities	$(124,304)	$(123,410)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	130,348	65,780
Net increase (decrease) in Cash During Period	$6,044	$(57,630)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the nine months ended September 30, 2018, net cash flows used in operating activities was $124,304, consisting of a net loss of $300,138, increased by gain on derivative liability and decreased by amortization of debt discount of $148,954, an increase in accounts payable to related party of $71,200, an increase in accounts payable and accrued liabilities of $259 and an increase in accrued interest payable of $80,368.

During the nine months ended September 30, 2017, net cash flows used in operating activities was $123,410, consisting of net loss of $690,292, decreased by loss on derivative liabilities of $167,407, stock based compensation of $30,000, amortization of debt discount of $235,673, an increase in accounts payable to related party of $70,400, an increase in accounts payable and accrued liabilities of $129,522 and an increase in accrued interest payable of $33,880.

Cash Flows from Investing Activities

There was no investing activities during the nine months ended September 30, 2018 and 2017.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018 and September 30, 2017, net cash provided by financing activities was $130,348 and $65,000 from the issuance of convertible debts, respectively. During the nine months ended September 30, 2017, the Company also received advancement from the related party of $780.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

We do not have written documentation of our internal control policies and procedures and we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures. As a result of such evaluations, management has concluded that these control deficiencies represent material weaknesses.

Notwithstanding the assessment that our disclosure controls and procedures and our internal controls over financial reporting were not effective and that there are material weaknesses as identified herein, we believe that our condensed consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, the Company issued 33,000,000 common shares for conversion of debt accrued interest in the amount of $990.

On July 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,000 original issue discount. On July 25, 2018, the convertible promissory note was further amended with principal increased to $48,500. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion.

On August 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,653 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

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

Item 3. Defaults upon Senior Securities

As of September 30, 2018, total note payable amount of $466,722 i in default as follows:

	Issuance date	Expire date	Amount at default
Auctus #1	05/20/16	02/20/17	$45,252
Auctus #2	09/20/16	06/20/17	$76,750
Auctus#3	11/27/17	03/20/18	$50,745
Auctus#4	11/02/17	08/02/18	$58,636
EMA#1	09/06/16	09/07/17	$26,556
EMA#2	09/27/17	11/03/17	$53,367
Black Bridge - Commitment Note	11/03/16	11/03/17	$100,000
Tangiers #1	04/04/16	11/04/16	$23,801
Denali	01/10/17	11/04/16	$31,615
			$466,722

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

November 7, 2018	By:	/s/ Shaun Donnelly
Shaun Donnelly,
Chief Executive Officer, Chief Financial Officer, (Principal Executive Officer and Principal Financial Officer)

