Form 10-K
period 2018-12-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2019-04-16
CIK 1407704

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-148005

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Name of small business issuer as in its charter)

Nevada	47-1399226
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6955 North Durango Drive, Suite 1115-129

Las Vegas, NV 89149

(Address of principal executive offices, Zip Code)

(702) 527-2942

(Registrant's telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act. ☐ Yes  ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2018, was $196,973. The number of shares of registrant's common stock outstanding as of April 12, 2019 was 1,080,300,539.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

2018 ANNUAL REPORT ON FORM 10-K

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

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward- looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our Business

Our LFC business and brand is focused on building and establishing a sports entertainment league that utilizes wrestling and mixed martial arts (“MMA”) fighting techniques together with fictional character personas, parodies of public figures and professional sporting leagues and fictional storylines for purposes of providing entertainment. We seek to promote and market our brand, our programming, our events and our products.

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

Live Events

Our live events are a unique mix of MMA and professional wrestling performed before a live audience and recorded and edited by our in-house production team.

To date, we have hosted 9 live events across the U.S. and Europe as well as more than 50 episodes of a reality series which a normally 30 minutes each. Our brand is growing on social media where our content has been viewed by more than 35 million people.

Video Programming

We are an independent producer of video programming for digital home video and intend to develop such video programming for broadcast television, cable television, pay-per-view and video-on-demand markets. We produce scripted style fights featuring attractive and athletic females of the LFC league clothed in lingerie. Our featured episodes, called the Lingerie Fighting Championships, include live action content stylized and modeled in the format of a reality television series.

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

Home Video

We expect to pursue opportunities in the home video market by licensing, on a distribution fee and/or royalty basis our growing video library to third parties to develop, produce, manufacture, and sell DVDs for the home video market. We hope to develop a video library with proprietary material from our live events, television broadcasts, special events and behind the scenes content of live events. To date, we have developed and produced an LFC DVD entitled “Lingerie Fighting Championships: Lace vs Leather” which is currently being sold on the LFC official website (www.lingeriefc.com) as well as Amazon.com.

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

List of Competitors. Our events, we anticipate, caters to a niche audience. Our audience, we anticipate, will consist primarily of a mature audience with an appreciation of MMA and contact sports and professional wrestling. We compete with athletic events as well as mature audience entertainment. While we do pride our business model on having an athletic appeal, we do not deem ourselves as a conventional full contact sport, and our events are designed as scripted fictional entertainment. For additional details on risks related to competition for listeners, please refer to the section entitled “Risk Factors.”

Our competitors include among others:

•

Sports Entertainment Providers. We compete on a national basis primarily with World Wrestling Entertainment, Inc., and its subsidiaries (collectively, the “WWE”) and Zuffa, LLC, the American sports promotion company specializing in mixed martial arts and parent company of the Ultimate Fighting Championship league (collectively, the “UFC”). We will have to compete with WWE and the UFC in many aspects of our business, including viewership, application of mixed martial arts, access to arenas, the sale and licensing of branded merchandise and distribution channels for our televised programs. We also directly compete to find, hire and retain talented performers. WWE and UFC has substantially greater financial resources than we do, and already has an established fan base and following, and are affiliated with television cable networks on which WWE’s and UFC’s programs are aired. Other sources of competition in our sports entertainment market are regional promoters of wrestling events.

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

Employees

The Company has one employee, Shaun Donnelly, our Chief Executive Officer and Chief Financial Officer. Cast and crew are hired on a contract basis for each live event.

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

ITEM 3. LEGAL PROCEEDINGS.

Other than described below, we are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On August 24, 2018, Mr. Jeffrey Stone, a former consultant of the Company, filed suit against the Company and our CEO, Mr. Shaun Donnelly, in New York County Civil Court alleging that the Company failed to provide some of the promised shares of common stock as compensation for services rendered pursuant to an agreement whereby Mr. Stone was to provide investor relations services to the Company. This suit was settled on April 12, 2019 for $5,000.

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

(b) Holders

As of April 12, 2019, we had approximately 1,080,000 shareholders of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Island Stock Transfer. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

At December 31, 2018, we did not have any equity compensation plans that were not approved by stockholders.

Transfer Agent

Our transfer agent is Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701. Their telephone number is (727) 289-0010.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, the Company issued 488,517,204 common shares for conversion of debt in the amount of $111,542.

During the year ended December 31, 2018, the Company issued 193,608,300 common shares for conversion of debt and accrued interest in the amount of $2,494.

Rule 10B-18 Transactions

During the year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Year ended December 31, 2018 as compared to the Year ended December 31, 2017

Our operating results for the year ended December 31, 2018 and December 31, 2017, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,
Statement of Operations Data:	2018	2017	Changes

Revenue	$12,739	$15,503	$(2,764)
Cost of Services	(24,602)	(53,781)	29,179
Total operating expenses	(238,612)	(284,724)	46,112
Other income	317,238	(1,234,636)	1,551,874
Net Income (loss)	$66,763	$(1,557,638)	$1,624,401

Revenues

We generated revenues of 12,739 and $15,503 for the year ended December 31, 2018 and 2017, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $24,602 and $53,781 for the year ended December 31, 2018 and 2017, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $238,612 and $284,724 for the year ended December 31, 2018 and 2017, respectively. The decrease in operating expenses was primarily due to the decrease in legal fees, finance commissions and travel expense.

Other Expenses

We recognized total other income of $317,238 and incurred other expenses of $1,234,636 for the year ended December 31, 2018 and 2017, respectively. The increase in other income was mainly attributed to $654,562 gain on of derivative liabilities from the convertible notes during the year ended December 31, 2018 as compared to loss on derivative liabilities of $896,825 during the year ended December 31, 2017. In addition, the interest expenses from the convertible note and amortization of note discount totaled $337,324 during the year ended December 31, 2018 decreased compared to interest expense of $352,811 during the year ended December 31, 2017.

Net Income (Loss)

We recognized a net income of $66,763 and net loss of $1,557,638 during the year ended December 31, 2018 and 2017, respectively. The increase in our net income was mainly attributed to the decrease in gross loss, decrease in operating expenses and increase in other income due to the increase in gain on derivative liabilities and decrease in interest expense from the convertible notes during the year ended December 31, 2018.

Liquidity and Capital Resources

	December 31,	December 31,
Balance Sheet Data:	2018	2017

Cash and cash equivalents	$3,439	$28,438
Working capital deficiency	$(2,328,064)	$(2,455,224)
Total assets	$4,573	$28,438
Total liabilities	$2,332,637	$2,483,662
Total stockholders' deficit	$(2,328,064)	$(2,455,224)

At December 31, 2018, we had a working capital deficiency of $2,328,064 and an accumulated deficit of $3,490,021. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2018.

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

The following table sets forth certain information about our cash flow during the year ended December 31, 2018 and December 31, 2017:

	Year Ended
	December 31,
Cash Flow Data:	2018	2017

Cash Flows used in Operating Activities	$(156,085)	$(184,477)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	130,348	152,830
Net decrease in Cash During Period	$(24,999)	$(31,647)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the year ended December 31, 2018, net cash flows used in operating activities was $156,085, consisting of a net loss of $66,763, increased by gain on derivative liability of $654,562 and an increase in prepaid expenses of $1,134, and offset by amortization of debt discount of $199,380, an increase in accounts payable to related party of $93,700, an increase in accounts payable and accrued liabilities of $1,824 and an increase in accrued interest payable of $137,944.

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

Cash Flows from Investing Activities

There was no investing activities during the year ended December 31, 2018 and December 31, 2017.

Cash Flows from Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $131,086 for proceeds from the issuance of convertible notes of $130,348 and advancement from related party of $738.

During the year ended December 31, 2017, net cash flows provided by financing activities was $152,830 for proceeds from the convertible notes of $152,050 and advancement from related party of $780.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lingerie Fighting Championships, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 16, 2019

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$3,439	$28,438
Prepaid expenses	1,134	-
Total Current Assets	4,573	28,438

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,450	$5,625
Accounts payable - related party	214,118	119,680
Accrued interest payable	179,023	70,049
Stock payable	30,000	30,000
Convertible notes, net of $43,339 and $90,718 debt discount, respectively	656,557	426,678
Derivative liability	1,241,550	1,831,630
Total Current Liabilities	2,332,637	2,483,662

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 770,401,939 and 576,193,639 shares issued and outstanding, respectively	770,402	576,194
Additional paid-in capital	391,555	525,366
Accumulated deficit	(3,490,021)	(3,556,784)
Total stockholders' deficit	(2,328,064)	(2,455,224)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,573	$28,438

See notes to audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2018	2017

Revenue	$12,739	$15,503
Cost of Services	24,602	53,781
GROSS PROFIT (LOSS)	(11,863)	(38,278)

OPERATING EXPENSES
Selling, general and administrative expenses	238,612	254,724
Stock based compensation	-	30,000
Total Operating Expenses	238,612	284,724

OPERATING LOSS	(250,475)	(323,002)

OTHER INCOME (EXPENSES)
Interest expense	(337,324)	(352,811)
Gain (Loss) on derivative liabilities	654,562	(896,825)
Accounts payable written off	-	15,000
Total other income (expenses)	$317,238	$(1,234,636)

NET INCOME (LOSS)	$66,763	$(1,557,638)

Basic and Diluted Income (Loss) per Common Share	$0.00	$(0.00)
Diluted Earnings (Loss) per Common Share	$0.00	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	667,982,001	391,580,652
Diluted Weighted Average Common Shares Outstanding	13,796,746,769	-

See notes to audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2016	87,676,435	$87,677	51	$-	$681,867	$(1,999,146)	$(1,229,602)
Common shares issued for conversion of debt	488,517,204	488,517	-	-	(369,125)	-	119,392
Derivative reclass to APIC due to conversion	-	-	-	-	212,624	-	212,624
Net loss	-	-	-	-	-	(1,557,638)	(1,557,638)
Balance - December 31, 2017	576,193,639	$576,194	51	$-	$525,366	$(3,556,784)	$(2,455,224)
Common shares issued for conversion of debt	193,608,300	193,608	-	-	(190,209)	-	3,399
Derivative reclass to APIC due to conversion	-	-	-	-	56,998	-	56,998
Prior year share issuance adjustment	600,000	600	-	-	(600)	-	-
Net income	-	-	-	-	-	66,763	66,763
Balance - December 31, 2018	770,401,939	$770,402	51	$-	$391,555	$(3,490,021)	$(2,328,064)

See notes to audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$66,763	$(1,557,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock - based compensation	-	30,000
Loss (Gain) on derivative liability	(654,562)	896,825
Amortization of debt discount	199,380	283,503
Changes in operating assets and liabilities:
Prepaid expenses	(1,134)	-
Accounts payable - related party	93,700	95,400
Accounts payable and accrued liabilities	1,824	(9,375)
Accrued interest payable	137,944	76,808
Net cash used in operating activities	(156,085)	(184,477)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	738	780
Proceeds from convertible debt	130,348	152,050
Net cash provided by financing activities	131,086	152,830

Net decrease in cash and cash equivalents	(24,999)	(31,647)
Cash and cash equivalents - beginning of period	28,438	60,085
Cash and cash equivalents - end of period	$3,439	$28,438

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$152,000	$142,050
Derivative reclass to APIC due to conversion	$56,998	$212,624
Common shares issued for conversion of debt and accrued interest	$3,399	$119,392

See notes to audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

DECEMEBR 31, 2018

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end. The Company had no subsidiaries at December 31, 2018 and 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,439 and $28,438 in cash and cash equivalents as at December 31, 2018 and December 31, 2017, respectively.

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

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming. For the year ended December 31, 2018 and December 31, 2017, the Company recognized revenue of $12,739 and $15,503 and cost of sales of $24,602 and $53,781, resulting in gross loss of $11,863 and $38,278, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740 "Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management's view it is more likely than not that such deferred tax asset will be unable to be utilized.

The Company adopted certain provisions under ASC Topic 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company's adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2018 and 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company's tax returns are subject to examination by the federal and state tax authorities for the years ended 2014 through 2018.

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

Year Ended December 31, 2018

For the year ended December 31, 2018, 13,128,764,768 shares of common stock from the convertible notes and warrants were included in the calculation of diluted earnings per shares.

December 31,
2018
Shares
Convertible notes payable	12,983,764,768
Warrants	145,000,000
13,128,764,768

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per common shares:

Basic earnings per common share

Year ended
December 31, 2018
Net Income	$66,763

Basic Weighted Average Common Shares Outstanding	667,982,001

Basic Earnings per Common Share	$0.00

Diluted earnings per common share

Year ended
December 31, 2018
Net Income	$66,763

Diluted Weighted Average Common Shares Outstanding	13,796,746,769

Diluted Earnings per Common Share	$0.00

Year Ended December 31, 2017

For the years ended December 31, 2017, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per common shares:

Year ended
December 31, 2017
Net Loss	$(1,557,638)

Basic and Diluted Weighted Average Common Shares Outstanding	391,580,652

Basic and Diluted Loss per Common Share	$(0.00)

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

For the years ended December 31, 2018 and December 31, 2017, the stock based compensation was $0 and $30,000, respectively.

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2017	$1,831,630
Reduction of derivative liabilities from conversion of convertible note to common shares	(56,995)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	86,922
Addition of new derivative liabilities upon issuance of warrants as debt discount	43,426
Addition of new derivatives liabilities recognized as day one loss	481,190
Loss (Gain) on change in fair value of the derivative	(1,144,623)
Balance - December 31, 2018	$1,241,550

The following table summarizes fair value measurement by level at September 30, 2018 and December 31, 2017, measured at fair value on a recurring basis:

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,241,550	1,241,550

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,831,630	1,831,630

New Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

In January 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which amends ASC Topic 842. Among other things, the new standard requires us to recognize a right of use asset and a lease liability on our balance sheet for leases. It also changes the presentation and timing of lease-related expenses. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect this guidance may have on its financial position, results of operations, comprehensive income, cash flows and disclosures.

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

There were 51 and 51 preferred shares issued and outstanding as at December 31, 2018 and December 31, 2017.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the year ended December 31, 2018, the Company issued 193,608,300 common shares for conversion of debt and accrued interest in the amount of $2,494.

During the years ended December 31, 2017, the Company issued 488,517,204 common shares for conversion of debt and accrued interest in the amount of $119,392.

As of December 31, 2018 and December 31, 2017, the common shares issued and outstanding was 770,401,939 and 576,193,639, respectively.

Common shares issued for compensation

During the year ended December 31, 2016, the Company issued 2,250,000 common shares with a fair value of $174,000 for services rendered. The shares were valued at market price when the shares were issued.

As of December 31, 2018, the Company recorded stock payable for 300,000 outstanding common shares of $30,000 not yet issued to the consultant for service performed.

NOTE 5 – WARRANTS

During the year ended December 31, 2018, in conjunction with the issuance of convertible notes, the Company issued warrants to purchase 145,000,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

The below table summarizes the activity of warrants exercisable for common shares during the year ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	-	$-
Granted	145,000,000	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2018	145,000,000	$0.0003

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2018:

Year Ended
December 31,
2018
Exercise price	$0.0003
Expected term	5 years
Expected average volatility	277%-279%
Expected dividend yield	-
Risk-free interest rate	2.80% - 2.94%

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
145,000,000	4.57	$0.0003	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2018 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of December 31, 2018, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0001 on December 31 2018.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note during the year ended December 31, 2018. As of December 31, 2018, the Company valued the fair value on the 145,000,000 units of share purchase warrants granted at $14,468 based on Black-Scholes option valuation model. <see Note 7>

NOTE 6 – NOTES PAYABLE

The Company had the following unsecured notes payable as at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Convertible Promissory Note to Crown Bridge	$-	$2,404
Convertible Promissory Notes to Auctus Fund	292,359	179,172
Convertible Promissory Notes to EMA Financial	208,781	89,686
Convertible Promissory Notes to Black Bridge Capital	100,000	100,000
Convertible Promissory Notes to Tangiers	23,801	23,801
Convertible Promissory Notes to Denali	31,615	31,615
Total Convertible Debt	$656,557	$426,678

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

Promissory Notes Payable to Auctus Fund

Auctus #1

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $14,542 of interest expense for the year ended December 31, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2017, principal of $15,278 and accrued interest of $5,975 were converted for 111,460,000 common shares.

During the year ended December 31, 2018, accrued interest of $2,494 were converted for 133,258,300 common shares.

As of December 31, 2018, the note is presented net of a debt discount of $45,252.

The note is currently in default.

Auctus #2

On September 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $56,750 with a $6,750 original issue discount. The convertible promissory note bears interest at 10% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $50,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $35,607 of interest expense for the year ended December 31, 2018 and year ended December 31, 2017, respectively.

On July 7, 2017, note amendment was executed with $20,000 increase in principal of the note and the note principle increased to $76,750. The Company received $20,000 cash proceeds from the note amendment on the same date.

As of December 31, 2018, the notes are presented net of a debt discount of $76,750.

The note is currently in default.

Auctus #3

On January 13, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $45,000 with a $2,500 original issue discount to the unrelated party, which bears interest at 8% of the principal amount. The promissory note matures on January 13, 2018. The conversion price shall be equal to 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $45,000 is being amortized over the life of the note using the effective interest method. Total of $0 and $40,843 of the discount was recorded as interest expense for the year ended December 31, 2018 and the year ended December 31, 2017.

During the year ended December 31, 2017, principal of $6,700 was converted for 30,455,486 common shares.

On June 14, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $7,500 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matured on March 20, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $7,500 is being amortized over the life of the note using the effective interest method. Total of $0 and $4,462 of the discount was recorded as interest expense for the year ended December 31, 2018 and the year ended December 31, 2017.

On November 27, 2017, Auctus Fund, LLC entered into an agreement with Power Up Lending Group Ltd. to buy out the total outstanding principal amount and accrued interest of the two convertible promissory notes at $50,774.54. The note bears interest at 12% of the principal amount and matured on March 20, 2018. The conversion price shall be equal 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. During the year ended December 31, 2018 and the year ended December 31, 2017, interest expense of $5,030 and $2,165 was recorded over the remaining note discount transferred the two convertible notes of $7,195.

As of December 31, 2018, the note is presented net of a debt discount of $50,745.

The note is currently in default.

Auctus #4

On November 2, 2017, the Company entered into an agreement to issue a convertible promissory note of $53,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on August 2, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $53,000 is being amortized over the life of the note using the effective interest method. Total of $41,546 and $11,454 of the discount was recorded as interest expense for the year ended December 31, 2018 and the year ended December 31, 2017.

On February 23, 2018, EMA Financial LLC and Auctus Fund, LLC each made repayment to Crown Bridge Partners, LLC on behalf of the Company at $5,636.04 to settle the total outstanding principal and accrued penalty amount at $11,272.08 of the $40,000 convertible note. As a result, the principal amount of the $53,000 convertible note increased to $58,636.04.

As of December 31, 2018, the note is presented net of a debt discount of $58,636.

The note is currently in default.

Auctus #5

On March 7, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $30,000 of interest expense for the year ended December 31, 2018.

As of December 31, the note is presented net of a debt discount of $30,000.

The note is currently in default.

Auctus #6

On July 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,000 original issue discount. On July 25, 2018, the convertible promissory note was further amended with principal increased to $48,500. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $48,500 is being amortized over the life of the note using the effective interest method resulting in $30,976 of interest expense for the year ended December 31, 2018. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of December 31, 2018, the note is presented net of a debt discount of $30,976.

Promissory Note Payable to EMA Financial, LLC

EMA#1

On September 7, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $35,000 with a $5,250 original issue discount. The convertible promissory note bears interest at 10% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $29,750 is being amortized over the life of the note using the effective interest method resulting in $0 and $21,774 of interest expense for the year ended December 31, 2018 and the year ended December 31, 2017, respectively.

During the year ended December 31, 2017, principal of $7,538 were converted for 123,242,000 common shares.

During the year ended December 31, 2018, principal of $905 were converted for 60,350,000 common shares.

As of December 31, 2018, the note is presented net of a debt discount of $47,521.

The note is currently in default.

EMA#2

On November 3, 2016, the Company entered into an agreement with Blackbridge Capital Growth Funds, LLC to issue a convertible promissory note to an unrelated party for an amount of $60,000. The convertible promissory note bears interest at 8% per annum and matures on November 3, 2017. The conversion price is 50% of the lowest trading price 20 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method resulting in $0 and $50,465 of interest expense for the year months ended December 31, 2018 and the year ended December 31, 2017, respectively.

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

As of December 31, 2018, the notes are presented net of a debt discount of $49,190.

The note is currently in default.

EMA#3

On October 31, 2017, the Company entered into an agreement to issue a convertible promissory note of $53,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on October 31, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $53,000 is being amortized over the life of the note using the effective interest method. Total of $44,142 and $8,858 of the discount was recorded as interest expense for the year ended December 31, 2018 and the year ended December 31, 2017, respectively.

On February 23, 2018, EMA Financial LLC and Auctus Fund, LLC each made repayment to Crown Bridge Partners, LLC on behalf of the Company at $5,636.04 to settle the total outstanding principal and accrued penalty amount at $11,272.08 of the $40,000 convertible note. As a result, the principal amount of the $53,000 convertible note increased to $58,636.04.

As of December 31, 2018, the note is presented net of a debt discount of $58,636.

The note is currently in default.

EMA#4

On March 5, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $24,740 of interest expense for the year ended December 31, 2018.

As of December 31, 2018, the note is presented net of a debt discount of $24,740.

EMA#5

On August 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,653 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $43,500 is being amortized over the life of the note using the effective interest method resulting in $22,945 of interest expense for the year ended December 31, 2018. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of December 31, 2018, the note is presented net of a debt discount of $28,695.

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

As of December 31, 21018, the notes are presented net of a debt discount of $100,000.

The note is currently in default.

Commitment Note Payable to Tangiers

On April 4, 2016, the Company entered into an investment agreement with an unrelated party. Per the investment agreement, the investor will invest up to $5,000,000 to purchase the Company’s common stock, par value of $0.001 per share. In connection with the investment agreement, the Company entered into a registration rights agreement with the unrelated party which has been filed with the SEC. The maximum investment amount is equal to one hundred percent of the average of the daily trading volume of the common stock for the ten days prior to the put notice entered into by the unrelated party. The total purchase price to be paid in connection with the put notice, is calculated at eighteen percent discount of the lowest trading price of the common stock during the five consecutive trading days immediately succeeding the put notice date.

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

The note was discounted for a derivative and the discount of $65,238 is fully amortized into interest expense for the year ended December 31, 2016. As of December 31, 2018, the note is presented net of a debt discount of $0.

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

As of December 31, 2018, the note principal balance was $31,615.

The note is currently in default.

Accrued interest on convertible notes

During the year ended December 31, 2018 and December 31, 2017, interest expense of $137,944 and $69,308 was incurred on convertible notes, respectively. As of December 31, 2018 and December 31, 2017, accrued interest payable on convertible notes was $182,962 and $70,049, respectively.

Summary of Conversions

During the year ended December 31, 2018, $905 principal amount of the convertible notes and $2,494 accrued interest were converted for 193,608,300common shares.

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

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2018:

Balance - December 31, 2017	$1,831,630
Reduction of derivative liabilities from conversion of convertible note to common shares	(56,995)
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	86,922
Addition of new derivative liabilities upon issuance of warrants as debt discount	43,426
Addition of new derivatives liabilities recognized as day one loss	481,190
Loss (Gain) on change in fair value of the derivative	(1,144,623)
Balance - December 31, 2018	$1,241,550

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2018 and 2017, respectively.

	Year ended
	December 31,	December 31,
	2018	2017
Day one loss due to derivative liabilities on convertible notes	$(458,733)	$(475,331)
Gain (Loss) on change in fair value of derivative liabilities on convertible notes and warrants	1,113,295	(421,494)
Gain (Loss) on change in fair value of derivative liabilities	$654,562	$(896,825)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Year ended
	December 31,	December 31,
	2018	2017
Expected term	0.18- 0.35 years	0.04 - 0.83 years
Expected average volatility	147% - 440%	207% - 415%
Expected dividend yield	-	-
Risk-free interest rate	1.39% - 2.59%	0.97% - 1.76%

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the Company accrued $120,000 of salary payable to the Director of the Company, and paid $25,520 owing to him for the accrued salaries.

During the year ended December 31, 2017, the Company accrued $120,000 of salary payable to the Director of the Company, and paid $24,600 owing to him for the accrued salaries.

During the year ended December 31, 2017, the Director of the Company advanced $780 to the Company. The amount is unsecured and non-interest bearing with no set terms of repayment. During the year ended December 31, 2018, the Director of the Company advanced $738 to the Company and the Company repaid $780 to the Director.

As of December 31, 2018 and December 31, 2017, amount due to related parties was $241,118 and $119,680, respectively.

NOTE 9 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2018. The Company’s financial statements for the year ended December 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2018 and 2017, are as follows:

	December 31, 2018	December 31, 2017
Net operating loss carryforward	$1,955,655	$1,367,856
Tax Rate	21%	34%
Deferred tax asset	410,688	465,071
Less: Valuation allowance	(410,688)	(465,071)
Deferred tax asset	$-	$-

As of December 31, 2018, utilization of the NOL carry forwards, which will begin to expire between 2034 and 2038, of approximately $1.9 million for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2014 through 2018 are subject to review by the tax authorities.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

During three months ended March 31, 2019, principal amount of $5,232 and accrued interest of $1,153 from convertible notes were converted for 309,898,600 common shares.

On March 25, 2019, the Company entered into an agreement with EMA Financial, LLC to issue a convertible promissory note of $69,500 in conjunction with warrants to purchase up to 115,833,333 shares of common stock at $0.0003 exercise price and exercisable from 5 years. The convertible promissory note matures on December 25, 2019 and bears annual interest rate at 12%. The conversion price shall be equal to lower of (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 50% of either the lowest sale price for the Common Stock on the Principal Market during the twenty-five consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price, whichever is lower.

On March 22, 2019, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,500 in conjunction with warrants to purchase up to 209,000,000 shares of common stock at $0.0003 exercise price and exercisable from 5 years. The convertible promissory note matures on December 22, 2019 and bears annual interest rate at 12%. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On February 8, 2019, an agreement was reached between the Company and Blackbridge Capital Growth Fund, LLC for the termination of a securities purchase agreement between the two companies dated November 3, 2016 granting Blackbridge the rights to purchase up to $2million of the Company’s common stock and cancellation of an 8% convertible promissory note in the original amount of $100,000 issued by the Company to Blackbridge pursuant to the securities purchase agreement as a commitment fee.

On March 20, 2019, the Company signed a digital content license agreement with Digital Mind States:

The purpose of this Agreement is to define a licensing and distribution agreement between Licensor and DMS. DMS is in the business of producing full length film, short films, full length music, voicetones, ringtones, wallpapers, mobile phone games, mobile video, applications, entertainment and informational content for sale, distribution and use digitally, including through social media sites, and on mobile phones and portable handheld electronic devices (collectively “Digital Content”). DMS desires to develop, market, and distribute digital content based on mutually approved film, voice, images, likeness, music, and band that are currently the property of Licensor, solely in connection with Digital Content (collectively, “Licensor’s Digital Property”) as mutually determined by the Parties. As such, Licensor has and will develop and/or acquire, as solely determined by Licensor, Digital Content, to include full length films, short films, wallpapers, voicetones, ringbacks, full length music tracks, mobile videos, digital sales and/or downloads, and wireless mobile games for DMS’s non-exclusive worldwide right to use in connection with Digital Content (“Licensor’s DMS Digital Property”). Nevertheless, Licensor hereby provides DMS the right of first refusal to distribute future Digital Content created and/or acquired by Licensor. By signing this Agreement, Licensor hereby licenses to DMS the non-exclusive worldwide right to use Licensor’s DMS’s Digital Property and all other Licensor’s Digital Property, as described herein, solely in connection with Digital Content during the “Term” (as hereinafter defined).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable events under this item for the year ended December 31, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or COSO (2013).

Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2018 due to the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting”. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified material weaknesses related to (i) the lack of any accounting personnel (ii) the lack of internal audit functions, (iii) the lack of segregation of duties, and (iv) the lack of proper internal control procedures and documentation. As of December 31, 2018, we had one executive, our chief executive and financial officer. As a result there was no segregation of duties.

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

ITEM 9B. OTHER INFORMATION.

On February 8, 2019, an agreement was reached between the Company and Blackbridge Capital Growth Fund, LLC for the termination of a securities purchase agreement between the two companies dated November 3, 2016 granting Blackbridge the rights to purchase up to $2million of the Company’s common stock and cancellation of an 8% convertible promissory note in the original amount of $100,000 issued by the Company to Blackbridge pursuant to the securities purchase agreement as a commitment fee.

On March 22, 2019, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,500 in conjunction with warrants to purchase up to 209,000,000 shares of common stock at $0.0003 exercise price and exercisable from 5 years. The convertible promissory note matures on December 22, 2019 and bears annual interest rate at 12%. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On March 25, 2019, the Company entered into an agreement with EMA Financial, LLC to issue a convertible promissory note of $69,500 in conjunction with warrants to purchase up to 115,833,333 shares of common stock at $0.0003 exercise price and exercisable from 5 years. The convertible promissory note matures on December 25, 2019 and bears annual interest rate at 12%. The conversion price shall be equal to lower of (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 50% of either the lowest sale price for the Common Stock on the Principal Market during the twenty-five consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price, whichever is lower.

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

Shaun Donnelly, age 48, Chief Executive Officer, Director

Mr. Donnelly is an entertainment industry veteran who has created, produced and directed television series for such networks as Starz, AMI, ITV, Playboy TV, UKTV and YouToo. Mr. Donnelly served as LFC’s chief executive officer and sole director of LFC since its inception on July 21, 2014, and from April 2013 to July 2014, Mr. Donnelly operated a business similar to LFC's as a sole proprietorship, during which time he produced two events. Since 2005, Mr. Donnelly has served as the head of Canada’s Mind Engine Entertainment, where he has produced several feature films including the recently completed “Gone By Dawn.” Prior to getting into TV and film, Mr. Donnelly worked in the advertising industry where, in 1993, he founded Stormedia Communications, an Edmonton-based ad agency that specialized in oil and gas clients. He also published the literary digest Writer's Block Magazine for seven years and has worked as a writer and columnist for numerous magazines and newspapers. Mr. Donnelly attended Grant MacEwan University where he earned diplomas in Advertising & Public Relations and Audio Visual Communications. Mr. Donnelly does not believe that his duties with Mind Engine Entertainment will interfere with his duties as our chief executive officer.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2018 and 2017 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total

Shaun Donnelly, Chief Executive Officer,	2018	$-	$-	$-	$-
Chief Financial Officer and Director (1)	2017	$120,000	--	$--	$120,000

Charles Connaughton, Chief Financial Officer	2018	--	--	--	--
Officer (2)	2017	--	--	--	--

____________

1.

Mr. Donnelly accrued compensation at the rate of $10,000 per month during the fourth quarter fiscal 2016; however, we only paid $9,500 compensation to Mr. Donnelly during either fiscal 2016. Mr. Donnelly did not accrue compensation subsequent to the fourth quarter of fiscal 2016. On September 3, 2016, Mr. Donnelly was issued 51 Series A preferred shares valued at $42,669.

2.	Mr. Connaughton resigned from the position of Chief Financial Officer on May 4, 2017 and did not receive compensation for services rendered from January 1, 2017 through that date.

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

Effective September 30, 2017, the Company and Mr. Donnelly entered into an amendment to the Employment Agreement. Pursuant to the terms of the amendment, the employment contact term is for a twelve month term, which term shall automatically renew yearly for an additional twelve (12) month term unless agreement is terminated in writing by Company within thirty (30) days of expiration of term. In addition, the amendment also adds the responsibility and duty of Chief Financial Officer to Mr. Donnelly.

Compensation of Directors

Currently, members of our Board of Directors receive no compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 12, 2019, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

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

Name of Beneficial Owner (1)	Shares of Series A Preferred (3)	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Shaun Donnelly	51	100%	9,350,000	0.865%
Chief Executive Officer, Chief Financial Officer

All officers and directors as a group (1 person)	51	100%	9,350,000	0.865%

Name of beneficial owner (5%)

None

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. Based on 1,080,300,539share equivalents of common stock as of April 12, 2019.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of our officers, directors, proposed director nominees, beneficial owners of more than 10% of our shares of common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company, has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party other than described below.

During the year ended December 31, 2017, the Director of the Company advanced $780 to the Company. The amount is unsecured and non-interest bearing with no set terms of repayment. During the year ended December 31, 2018, the Company repaid $780 to the Director.

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

•	Based upon the above criteria, we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2018	2017
Audit Fees (1)	$33,500	$25,000
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

__________

(1)

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

(2)

Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non-year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

2.1	Share Exchange Agreement dated March 31, 2015, by and among Cala Energy Corp., Lingerie Fighting Championships, Inc., and the Shareholders of Lingerie Fighting Championships, Inc.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

2.2	Agreement and Plan of Merger dated April 1, 2015, by and among the Company and Lingerie Fighting Championships, Inc.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

2.3	Articles of Merger effective as of April 1, 2015 with the Nevada Secretary of State.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

3.1	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on November 16, 2017 2017 and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on February 14, 2017 and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on February 14, 2017 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on September 19, 2016 and incorporated herein by reference.

3.5	Certificate of Change of the Company pursuant to Nevada Revised Statutes Section 78.209, as filed with the Secretary of State of the State of Nevada on March 20, 2015.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

3.6	Amended and Restated Articles of Incorporation of the Company.	Form 10-K Filed with the Securities and Exchange Commission on May 5, 2014 and incorporated herein by this reference.

3.7	Amended Articles of Incorporation of the Company.	Form 10-K filed with the Securities and Exchange Commission on June 13, 2013 and incorporated herein by this reference.

3.8	Amended Articles of Incorporation of the Company.	Form 8-K filed with the Securities and Exchange Commission on March 31, 2010 and incorporated herein by this reference.

3.9	Amended and Restated Articles of Incorporation of Company	Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 incorporated herein by this reference.

3.10	Articles of Organization of the Company.	Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 and incorporated herein by this reference.

3.11	Amended and Restated Bylaws of the Company	Form 8-K filed with the Securities and Exchange Commission on July 22, 2015 and incorporated herein by this reference.

3.12	Bylaws of the Company	Form SB-2 filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by this reference.

10.1	Form of Founders Agreement, dated July 31, 2014, by and among Lingerie Fighting Championships, Inc., and Mohammed Ismail.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.2	Form of Founders Agreement, dated July 28, 2014, by and among Lingerie Fighting Championships, Inc., Michelle C. Blanchard and Stephen J. Ureczky.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.3	Form of Securities Purchase Agreement, by and among the Company and investors in the PPO financing.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.4	Form of Escrow Agreement, by and among the Company, CKR Law, LLP and investors in the PPO financing.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.5	2010 Long-Term Incentive Plan of the Company.	Form S-8 filed with the Securities and Exchange Commission on August 23, 2010 and incorporated herein by this reference.

10.6	Investment Agreement between Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.7	Registration Rights Agreement between Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.8	Commitment Fee Promissory Note between the Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.9	Employment Agreement between the Company and Shaun Donnelly (Form 8-K filed with the Securities and Exchange Commission on October 7, 2016 and incorporated herein by this reference)

10.10 *	Amendment to Employment Agreement between the Company and Shaun Donnelly

10.11*	Amendment to the Convertible Note between the Company and EMA Financial, LLC dated February 20, 2018.

10.12*	Amendment #2 to the Convertible Promissory Note issued on October 18, 2017 between the Company Auctus Fund, LLC, dated February 23, 2018

10.13*	Securities Purchase Agreement between the Company and EMA Financial, LLC dated, July 2, 2018

10.14*	12% Convertible Note issued to EMA Financial, LLC dated, July 2, 2018

10.15*	Common Stock Purchase Warrant issued to EMA Financial, LLC dated, July 2, 2018

10.16*	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, July 2, 2018

10.17*	Convertible Promissory Note issued to Auctus Fund, LLC dated, July 2, 2018

10.18*	Amendment #1 to the Convertible Promissory Note Issued on July 2, 2018 to Auctus Fund, LLC dated, July 2, 2018

10.19*	Common Stock Purchase Warrant issued to Auctus Fund, LLC dated, July 2, 2018

10.20*	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, March 22, 2019

10.21*	Convertible Promissory Note issued to Auctus Fund, LLC dated, March 22, 2019

10.22*	Common Stock Purchase Warrant issued to Auctus Fund, LLC dated, March 22, 2019

10.23*	Securities Purchase Agreement between the Company and EMA Financial, LLC dated, March 25, 2019

10.24*	12% Convertible Note issued to EMA Financial, LLC dated, March 25, 2019

10.25*	Common Stock Purchase Warrant issued to EMA Financial, LLC dated, March 25, 2019

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: April 16, 2019	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	April 16, 2019
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

