Form 10-Q
period 2019-03-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2019-05-15
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 10, 2019, there were 1,188,114,339 shares of common stock issued and outstanding.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

FORM 10-Q

March 31, 2019

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$102,099	$3,439
Prepaid expenses	-	1,134
Total Current Assets	102,099	4,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,574	$7,450
Accounts payable - related party	241,768	214,118
Accrued interest payable	213,326	182,962
Stock payable	30,000	30,000
Convertible notes, net of $136,246 and $43,339 debt discount, respectively	590,219	656,557
Derivative liability	1,353,040	1,241,550
Total Current Liabilities	2,443,927	2,332,637

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 1,080,300,539 and 770,401,939 shares issued and outstanding, respectively	1,080,301	770,402
Additional paid-in capital	166,756	391,555
Accumulated deficit	(3,588,885)	(3,490,021)
Total stockholders’ deficit	(2,341,828)	(2,328,064)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$102,099	$4,573

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$1,235	$1,718
Cost of Services	-	20,300
GROSS PROFIT (LOSS)	1,235	(18,582)

OPERATING EXPENSES
Selling, general and administrative expenses	55,483	77,776
Total Operating Expenses	55,483	77,776

OPERATING LOSS	(54,248)	(96,358)

OTHER INCOME (EXPENSE)
Interest expense	(70,610)	(64,242)
Loss on derivative liabilities	(74,006)	(1,270,284)
Convertible note written off	100,000	-
Total other income (expense)	$(44,616)	$(1,334,526)

NET LOSS	$(98,864)	$(1,430,884)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	916,182,097	590,885,046

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Common Stock		Preferred Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - December 31, 2018	770,401,939	$770,402	51	$-	$391,555	$(3,490,021)	$(2,328,064)
Shares of common stock issued for conversion of debt	309,898,600	309,899	-	-	(303,314)	-	6,585
Derivative reclass to APIC due to conversion	-		-	-	78,516	-	78,516
Net loss	-	-	-	-	-	(98,864)	(98,864)
Balance - March 31, 2019	1,080,300,539	$1,080,301	51	$-	$166,757	$(3,588,885)	$(2,341,828)

	Common Stock		Preferred Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2017	576,193,639	$576,194	51	$-	$525,366	$(3,556,784)	$(2,455,224)
Shares of common stock issued for conversion of debt	89,132,000	89,132	-	-	(59,818)	-	29,314
Derivative reclass to APIC due to conversion	-	-	-	-	1,338	-	1,338
Net loss	-	-	-	-	-	(1,430,884)	(1,430,884)
Balance - March 31, 2018	665,325,639	$665,326	51	$-	$466,886	$(4,987,668)	$(3,855,456)

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,864)	$(1,430,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock - based compensation	-	-
Loss on derivative liability	74,006	1,270,284
Amortization of debt discount	39,093	40,326
Convertible note written off	(100,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	1,134	-
Accounts payable - related party	27,650	22,500
Accounts payable and accrued liabilities	8,124	29,765
Accrued interest payable	31,517	-
Net cash used in operating activities	(17,340)	(68,009)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	-	-
Proceeds from convertible debt	116,000	50,000
Net cash provided by financing activities	116,000	50,000

Net increase (decrease) in cash and cash equivalents	98,660	(18,009)
Cash and cash equivalents - beginning of period	3,439	28,438
Cash and cash equivalents - end of period	$102,099	$10,429

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$132,000	$60,000
Derivative reclass to APIC due to conversion	$78,516	$1,338
Shares of common stock issued for conversion of debt and accrued interest	$6,585	$29,314

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $102,099 and $3,439 in cash and cash equivalents as at March 31, 2019 and December 31, 2018, respectively.

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

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming. For the three months ended March 31, 2019 and March 31, 2018, the Company recognized revenue of $1,235 and $1,718 and cost of sales of $0 and $20,300, resulting in gross profit of $1,235 and gross loss of $18,582, respectively.

Earnings (Loss) per Share

The Company computes basic and diluted net loss per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the loss of the Company.

For the three months ended March 31, 2019 and March 31, 2018, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	March 31,	March 31,
	2019	2018
	(Shares)	(Shares)
Convertible notes payable	13,776,000,333	10,682,117,872
Warrants	469,833,333	-
	14,245,833,666	10,682,117,872

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per shares of common stock:

	Three Months Ended
	March 31,
	2019	2018

NET LOSS	$(98,864)	$(1,430,884)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	916,182,097	590,885,046

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2018	$1,241,550
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	83,584
Reduction of derivative liabilities from conversion of convertible notes to shares of common stock	(78,516)
Reduction of derivative liabilities from written off of convertible note	(347,826)
Addition of new derivative liabilities upon issuance of warrants as debt discount	32,416
Addition of new derivatives liabilities recognized as day one loss	279,421
Loss (Gain) on change in fair value of the derivative	142,411
Balance - March 31, 2019	$1,353,040

The following table summarizes fair value measurement by level at March 31, 2019 and December 31, 2018, measured at fair value on a recurring basis:

March 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,353,040	1,353,040

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,241,550	1,241,550

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

There were 51 and 51 preferred shares issued and outstanding as at March 31, 2019 and December 31, 2018.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the three months ended March 31, 2019, the Company issued 309,898,600 shares of common stock for conversion of convertible note principal amount of $5,432 and accrued interest of $1,153.

During the year ended December 31, 2018, the Company issued 193,608,300 shares of common stock for conversion of convertible note principal amount of $905 and accrued interest of $2,494.

As of March 31, 2019 and December 31, 2018, the shares of common stock issued and outstanding was 1,080,300,539 and 770,401,939, respectively.

Shares of common stock issued for compensation

During the year ended December 31, 2016, the Company issued 2,250,000 shares of common stock with a fair value of $174,000 for services rendered. The shares were valued at market price when the shares were issued.

As of March 31, 2019, the Company recorded stock payable for 300,000 outstanding shares of common stock of $30,000 not yet issued to the consultant for service performed.

NOTE 5 – WARRANTS

During the three months ended March 31, 2019 and the year ended December 31, 2018, in conjunction with the issuance of convertible notes, the Company issued warrants to purchase 324,833,333 and 145,000,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share, respectively.

The below table summarizes the activity of warrants exercisable for shares of common stock during the three months ended March 31, 2019 and the year ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	-	$-
Granted	145,000,000	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2018	145,000,000	$0.0003
Granted	324,833,333	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of March 31, 2019	469,833,333	$0.0003

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the three months ended March 31, 2019:

Three months ended
March 31,
2019
Exercise price	$0.0003
Expected term	5 years
Expected average volatility	288% - 310%
Expected dividend yield	-
Risk-free interest rate	2.23% - 2.24%

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2019:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
469,833,333	4.78	$0.0003	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2019 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of March 31, 2019, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0001 on March 31, 2019.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note during the three months ended March 31, 2019. As of March 31, 2019 and December 31, 2018, the Company valued the fair value on the 469,833,333 units and 145,000,000 units of share purchase warrants granted at $46,901 and $14,468 based on Black-Scholes option valuation model, respectively. <see Note 7>

NOTE 6 – NOTES PAYABLE

The Company had the following unsecured notes payable as at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Convertible Promissory Notes to Auctus Fund	$307,730	$292,360
Convertible Promissory Notes to EMA Financial	227,073	208,781
Convertible Promissory Notes to Black Bridge Capital	-	100,000
Convertible Promissory Notes to Tangiers	23,801	23,801
Convertible Promissory Notes to Denali	31,615	31,615
Total Convertible Debt	$590,219	$656,557

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

During the year ended December 31, 2017, principal of $15,278 and accrued interest of $5,975 were converted into111,460,000 shares of common stock.

During the year ended December 31, 2018, accrued interest of $2,494 were converted into 133,258,300 shares of common stock.

During the three months ended March 31, 2019, principal of $2,606 and accrued interest of $1,153 were converted into 125,298,600 shares of common stock.

As of March 31, 2019, the note is presented net of a debt discount of $42,647.

This note is currently in default.

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

On July 7, 2017, note amendment was executed with $20,000 increase in principal of the note and the note principal increased to $76,750. The Company received $20,000 cash proceeds from the note amendment on the same date.

As of March 31, 2019, the notes are presented net of a debt discount of $76,750.

This note is currently in default.

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

During the year ended December 31, 2017, principal of $6,700 was converted into 30,455,486 shares of common stock.

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

As of March 31, 2019, the note is presented net of a debt discount of $50,745.

This note is currently in default.

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

As of March 31, 2019, the note is presented net of a debt discount of $58,636.

This note is currently in default.

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

As of March 31, 2019, the note is presented net of a debt discount of $30,000.

This note is currently in default.

Auctus #6

On July 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,000 original issue discount. On July 25, 2018, the convertible promissory note was further amended with principal increased to $48,500. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $48,500 is being amortized over the life of the note using the effective interest method resulting in $1,593 and $30,976 of interest expense for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of March 31, 2019, the note is presented net of a debt discount of $46,907.

Auctus #7

On March 22, 2019, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $62,500 with a $9,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $62,500 is being amortized over the life of the note using the effective interest method resulting in $2,045 of interest expense for the three months ended March 31, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 209,000,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of March 31, 2019, the note is presented net of a debt discount of $2,045.

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

During the year ended December 31, 2017, principal of $7,538 were converted into 123,242,000 shares of common stock.

During the year ended December 31, 2018, principal of $905 were converted into 60,350,000 shares of common stock.

As of March 31, 2019, the note is presented net of a debt discount of $47,521.

This note is currently in default.

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

During the year ended December 31, 2017, principal of $10,810 were converted into 65,000,000 shares of common stock.

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

As of March 31, 2019, the notes are presented net of a debt discount of $49,190.

This note is currently in default.

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

As of March 31, 2019, the note is presented net of a debt discount of $58,636.

This note is currently in default.

EMA#4

On March 5, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $5,260 and $24,740 of interest expense for the three months ended March 31, 2019 and year ended December 31, 2018, respectively.

During the three months ended March 31, 2019, principal of $2,826 were converted into 184,600,000 shares of common stock.

As of March 31, 2019, the note is presented net of a debt discount of $27,174.

This note is currently in default.

EMA#5

On August 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,653 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $43,500 is being amortized over the life of the note using the effective interest method resulting in$14,341 and $22,945 of interest expense for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of March 31, 2019, the note is presented net of a debt discount of $43,036.

EMA#6

On March 25, 2019, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $69,500 with a $7,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $69,500 is being amortized over the life of the note using the effective interest method resulting in$1,516 of interest expense for the three months ended March 31, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 115,833,333 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of March 31, 2019, the note is presented net of a debt discount of $1,516.

Promissory Note Payable to Blackbridge Capital Growth Fund, LLC

Commitment Note

On November 3, 2016, the Company entered into an investment agreement with Blackridge Capital Growth Fund, LLC. Per the investment agreement, the investor will invest up to $2,000,000 to purchase the Company’s common stock, par value of $.001 per share.

The Company issued a convertible promissory note for $100,000, as a commitment fee, which bears interest at 8% of the principal amount and matures on November 3, 2017. The commitment fee expense of $100,000 was recognized on November 3, 2016. The conversion price is equal to 57.5% of the lowest trading price during the 20 days prior to the conversion.

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

During the three months ended March 31, 2019, the note principal amount of $100,000 was written off, resulting in other income of convertible note written off of $100,000.

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

The Company issued a promissory note to the unrelated party for $100,000, as a commitment fee, which bears interest at 10% of the principal amount and matures seven months from April 4, 2016 with a possible extension to ten months based on whether the Company executes the related investment agreement within 180 days from April 4, 2016. If the registration statement is declared effective within 90 days of the execution of the investment agreement, the Company and the unrelated party agree the principal balance of the note will be immediately reduced by $40,000. The note payable will be available to be converted upon default. Per the agreement, default could occur based on: failure of payment on any outstanding amounts longer than five days after the due date, failure to issue shares after request, or failure to comply with all of the other material provisions included in the agreement. The conversion price is equal to the lower of: (a) 90% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note, or (b) 90% of the lowest trading price of the Company’s common stock during the 25 consecutive trading days prior to the effective date of April 4, 2016. At the election of the unrelated party, at each closing date (as defined in the investment agreement) after the date which is six months after April 4, 2016, the unrelated party shall retain (or the Company shall pay to the unrelated party) an amount equal to ten percent of each Put Amount (as defined in the agreement), and the amounts shall be applied by the unrelated party as follows: first against the amount of any unpaid interest or other fees, and second against any unpaid principal amounts, until all interest, fees, and principal have been paid.

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

During the year ended December 31, 2017, principal of $26,199 was converted for 49,905,893 shares of common stock.

As of March 31, 2019, the note is presented net of a debt discount of $23,801.

The note is currently in default.

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 shares of common stock.

As of March 31, 2019, the note principal balance was $31,615.

The note is currently in default.

Accrued interest on convertible notes

During the three months ended March 31, 2019 and March 31, 2018, interest expense of $31,517 and $23,916 was incurred on convertible notes, respectively. As of March 31, 2019 and December 31, 2018, accrued interest payable on convertible notes was $213,326 and $182,962, respectively.

Summary of Conversions

During the three months ended March 31, 2019, the Company issued 309,898,600 shares of common stock for conversion of convertible note principal amount of $5,432 and accrued interest of $1,153.

During the year ended December 31, 2018, the Company issued 193,608,300 shares of common stock for conversion of convertible note principal amount of $905 and accrued interest of $2,494.

NOTE 7 – DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2019:

Balance - December 31, 2018	$1,241,550
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	83,584
Reduction of derivative liabilities from conversion of convertible notes to shares of common stock	(78,516)
Reduction of derivative liabilities from written off of convertible note	(347,826)
Addition of new derivative liabilities upon issuance of warrants as debt discount	32,416
Addition of new derivatives liabilities recognized as day one loss	279,421
Loss (Gain) on change in fair value of the derivative	142,411
Balance - March 31, 2019	$1,353,040

The following table summarizes the loss on derivative liability included in the income statement for the three months ended March 31, 2019 and March 31, 2018, respectively.

	Three months ended
	March 31,	March 31,
	2019	2018
Day one loss due to derivative liabilities on convertible notes	$(279,421)	$(311,773)
Gain (Loss) on change in fair value of derivative liabilities on convertible notes and warrants	205,415	(958,511)
Loss on change in fair value of derivative liabilities	$(74,006)	$(1,270,284)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Three months ended
	March 31,	March 31,
	2019	2018
Expected term	0.02 - 0.74 years	0.34 - 0.93 years
Expected average volatility	288% - 1099%	272% - 333%
Expected dividend yield	-	-
Risk-free interest rate	2.43% - 2.47%	1.39% - 2.09%

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, the Company accrued $30,000 of salary payable to the Director of the Company, and paid $2,350 owing to him for the accrued salaries.

During the year ended December 31, 2018, the Company accrued $120,000 of salary payable to the Director of the Company, and paid $25,520 owing to him for the accrued salaries.

As of March 31, 2019 and December 31, 2018, amount due to related parties was 241,768 and $214,118, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

Principal of $4,312 from convertible notes were converted for 107,813,800 shares of common stock.

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

Overview

LFC is a media company focused on the development, production, promotion and distribution of original entertainment which we plan to make commercially available predominantly through live entertainment events, as well as through digital home video, broadcast television networks, video-on-demand and digital media channels. As a result, we have ceased to be a shell company. Effective as of April 1, 2015, we changed our name to “Lingerie Fighting Championships, Inc.,” (by virtue of the short form merger with our new LFC subsidiary) to reflect our new business focus.

Results of Operations

Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

Our operating results for the year ended December 31, 2018 and December 31, 2017, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March 31,
Statement of Operations Data:	2019	2018	Changes

Revenue	$1,235	$1,718	$(483)
Cost of Services	-	(20,300)	20,300
Total operating expenses	(55,483)	(77,776)	22,293
Other income	(44,616)	(1,334,526)	1,289,910
Net Income (loss)	$(98,864)	$(1,430,884)	$1,332,020

Revenues

We generated revenues of 1,235 and $1,718 for the three months ended March 31, 2019 and 2018, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $0 and $20,300 for the three months ended March 31, 2019 and 2018, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $55,483 and $77,776 for the three months ended March 31, 2019 and 2018, respectively. The decrease in operating expenses was primarily due to the decrease in professional fees and advertising expense.

Other Expense

We incurred other expense of $44,616 and $1,334,526 for the three months ended March 31, 2019 and 2018, respectively. The decrease in other expense was mainly attributed to other income from the written off of a convertible note of $100,000 during the three months ended March 31, 2019 and the decrease in loss on of derivative liabilities from the convertible notes of $74,006 during the three months ended March 31, 2019 from the comparative three months ended March 31, 2018 of $1,270,284.

Net Income (Loss)

We incurred net loss of $98,864 and $1,430,884 during the three months ended March 31, 2019 and 2018, respectively. The decrease in our net loss was mainly attributed to the decrease in gross loss, decrease in operating expenses and decrease in other expense.

Liquidity and Capital Resources

	March 31,	December 31,
Balance Sheet Data:	2019	2018

Cash and cash equivalents	$102,099	$3,439
Working capital deficiency	$(2,341,828)	$(2,328,064)
Total assets	$102,099	$4,573
Total liabilities	$2,443,927	$2,332,637
Total stockholders’ deficit	$(2,341,828)	$(2,328,064)

At March 31, 2019, we had a working capital deficiency of $2,341,828 and an accumulated deficit of $3,588,885. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

The following table sets forth certain information about our cash flow during the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
	March 31,
Cash Flow Data:	2019	2018

Cash Flows used in Operating Activities	$(17,340)	$(68,009)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	116,000	50,000
Net increase (decrease) in cash during period	$98,660	$(18,009)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the three months ended March 31, 2019, net cash flows used in operating activities was $17,340, consisting of a net loss of $98,864, increased by convertible note written of $100,000, and was reduced by loss on derivative liability of $74,006, amortization of debt discount of $39,093, a decrease in prepaid expenses of $1,134, an increase in accounts payable to related party of $27,650, an increase in accounts payable and accrued liabilities of $8,124 and an increase in accrued interest payable of $31,517.

For the three months ended March 31, 2018, net cash flows used in operating activities was $68,009, consisting of a net loss of $1,430,884 and was reduced by loss on derivative liability of $1,270,284, amortization of debt discount of $40,326, an increase in accounts payable to related party of $22,500 and an increase in accounts payable and accrued liabilities of $29,765.

Cash Flows from Investing Activities

There was no investing activities during the three months ended March 31, 2019 and March 31, 2018.

Cash Flows from Financing Activities

During the three months ended March 31, 2019 and 2018, net cash provided by financing activities was $116,000 and $50,000 for proceeds from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allo w timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, management identified material weaknesses related to (i) the lack of any accounting personnel (ii) the lack of internal audit functions, (iii) the lack of segregation of duties, and (iv) the lack of proper internal control procedures and documentation. As of March 31, 2019, we had one executive, our chief executive and financial officer. As a result there was no segregation of duties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Company issued 309,898,600 shares of common stock for conversion of convertible note principal amount of $5,432 and accrued interest of $1,153.

Item 3. Defaults upon Senior Securities

As of March 31, 2019, total note payable amount of $[●] in default as follows:

	Issuance date	Expire date	Amount at default
Auctus #1	5/20/2016	2/20/2017	$42,647
Auctus #2	9/20/2016	6/20/2017	$76,750
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#4	11/2/2017	8/2/2018	$58,636
Auctus#5	3/7/2018	12/7/2018	$30,000
EMA#1	9/6/2016	9/7/2017	$47,521
EMA#2	9/27/2017	11/3/2017	$49,190
EMA#3	10/31/2017	10/31/2018	$58,636
EMA#4	3/5/2018	3/5/2019	$27,174
Tangiers #1	4/4/2016	11/4/2016	$23,801
Denali	1/10/2017	11/4/2016	$31,615
			$496,714

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

May 15, 2019	By:	/s/ Shaun Donnelly
Shaun Donnelly,
Chief Executive Officer, Chief Financial Officer, (Principal Executive Officer and Principal Financial Officer)

