Form 10-Q
period 2019-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2019-11-29
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-55498

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6955 North Durango Drive, Suite 1115-129, Las Vegas, NV	89149
(Address of principal executive offices)	(Zip Code)

(702) 5277-2942
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,021,181,889 shares of common stock issued and outstanding as at November 21, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$27,942	$3,439
Prepaid expenses	-	1,134
Total Current Assets	27,942	4,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$12,551	$7,450
Accounts payable - related party	261,768	214,118
Accrued interest payable	251,039	182,962
Stock payable	30,000	30,000
Convertible notes, net of $84,759 and $43,339 debt discount, respectively	627,173	656,557
Derivative liability	1,396,179	1,241,550
Total Current Liabilities	2,578,710	2,332,637

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 1,443,610,139 and 770,401,939 shares issued and outstanding, respectively	1,443,611	770,402
Additional paid-in capital (deficiency)	(115,583)	391,555
Accumulated deficit	(3,878,796)	(3,490,021)
Total stockholders' deficit	(2,550,768)	(2,328,064)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,942	$4,573

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$2,449	$1,821	$3,684	$3,539
Cost of Services	11,250	1,420	11,250	21,720
GROSS PROFIT (LOSS)	(8,801)	401	(7,566)	(18,181)

OPERATING EXPENSES
Selling, general and administrative expenses	82,334	48,776	137,817	126,552
Total Operating Expenses	82,334	48,776	137,817	126,552

OPERATING LOSS	(91,135)	(48,375)	(145,383)	(144,733)

OTHER INCOME (EXPENSE)
Interest expense	(89,200)	(75,133)	(159,810)	(139,375)
Gain (Loss) on derivative liabilities	(109,576)	1,603,779	(183,582)	333,495
Convertible note written off	-	-	100,000	-
Total other income (expense)	$(198,776)	$1,528,646	$(243,392)	$194,120

NET INCOME (LOSS)	$(289,911)	$1,480,271	$(388,775)	$49,387

Basic and Diluted Loss per Common Share	$(0.00)		$(0.00)
Basic Earnings per Common Share		$0.00		$0.00
Diluted Earnings per Common Share		$0.00		$0.00
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	1,280,015,474		1,099,196,120
Basic Weighted Average Shares of Common Stock Outstanding		665,925,639		628,705,342
Diluted Weighted Average Common Shares Outstanding		6,006,984,575		5,969,764,279

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit
Balance - December 31, 2018	770,401,939	$770,402	51	$-	$391,555	$(3,490,021)	$(2,328,064)
Shares of common stock issued for conversion of debt	309,898,600	309,899	-	-	(303,314)	-	6,585
Derivative reclass to APIC due to conversion	-		-	-	78,516	-	78,516
Net loss	-	-	-	-	-	(98,864)	(98,864)
Balance - March 31, 2019	1,080,300,539	$1,080,301	51	$-	$166,757	$(3,588,885)	$(2,341,827)
Shares of common stock issued for conversion of debt	363,309,600	363,310	-	-	(348,777)	-	14,533
Derivative reclass to APIC due to conversion	-	-	-	-	66,437	-	66,437
Net loss	-	-	-	-	-	(289,911)	(289,911)
Balance - June 30, 2019	1,443,610,139	$1,443,611	51	$-	$(115,583)	$(3,878,796)	$(2,550,768)

	Common Stock		Preferred Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2017	576,193,639	$576,194	51	$-	$525,366	$(3,556,784)	$(2,455,224)
Shares of common stock issued for conversion of debt	89,132,000	89,132	-	-	(59,818)	-	29,314
Derivative reclass to APIC due to conversion	-	-	-	-	1,338	-	1,338
Net loss	-	-	-	-	-	(1,430,884)	(1,430,884)
Balance - March 31, 2018	665,325,639	$665,326	51	$-	$466,886	$(4,987,668)	$(3,855,456)
Prior year share issuance adjustment	600,000	600	-	-	(600)	-	-
Net loss	-	-	-	-	-	1,480,271	1,480,271
Balance - June 30, 2018	665,925,639	$665,926	51	$-	$466,286	$(3,507,397)	$(2,375,185)

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(388,775)	$49,387
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on derivative liability	183,582	(333,495)
Amortization of debt discount	90,580	88,613
Convertible note written off	(100,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	1,134	-
Accounts payable - related party	47,650	49,700
Accounts payable and accrued liabilities	5,102	17,918
Accrued interest payable	69,230	50,331
Net cash used in operating activities	(91,497)	(77,546)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	116,000	50,000
Net cash provided by financing activities	116,000	50,000

Net increase (decrease) in cash and cash equivalents	24,503	(27,546)
Cash and cash equivalents - beginning of period	3,439	28,438
Cash and cash equivalents - end of period	$27,942	$892

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$132,000	$60,000
Derivative reclass to APIC due to conversion	$144,953	$1,338
Shares of common stock issued for conversion of debt and accrued interest	$21,117	$29,314

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UAUDITED FINANCIAL STATEMENTS

JUNE 30, 2019

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $27,942 and $3,439 in cash and cash equivalents as at June 30, 2019 and December 31, 2018, respectively.

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

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming. For the six months ended June 30, 2019 and June 30, 2018, the Company recognized revenue of $3,684 and $3,539 and cost of sales of $11,250 and $21,720, resulting in gross loss of $7,566 and 18,181, respectively.

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

For the six months ended June 30, 2019, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

June 30,
2019
(Shares)
Convertible notes payable	13,485,352,533
Warrants	469,833,333
13,955,185,866

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per shares of common stock:

	Three months ended	Six months ended
	June 30 2019	June 30 2019
Net Loss	$(289,911)	$(388,775)

Basic and Diluted Weighted Average Common Shares Outstanding	1,280,015,474	1,099,196,120

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2018	$1,241,550
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	83,584
Reduction of derivative liabilities from conversion of convertible notes to shares of common stock	(144,953)
Reduction of derivative liabilities from written off of convertible note	(347,826)
Addition of new derivative liabilities upon issuance of warrants as debt discount	32,416
Addition of new derivatives liabilities recognized as day one loss	279,421
Loss (Gain) on change in fair value of the derivative	251,987
Balance - June 30, 2019	$1,396,179

The following table summarizes fair value measurement by level at June 30, 2019 and December 31, 2018, measured at fair value on a recurring basis:

June 30, 2019	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,396,179	1,396,179

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,241,550	1,241,550

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

There were 51 and 51 preferred shares issued and outstanding as at June 30, 2019 and December 31, 2018.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the six months ended June 30, 2019, the Company issued 673,208,200 shares of common stock for conversion of convertible note principal amount of $19,964 and accrued interest of $1,153.

During the year ended December 31, 2018, the Company issued 193,608,300 shares of common stock for conversion of convertible note principal amount of $905 and accrued interest of $2,494.

As of June 30, 2019 and December 31, 2018, the shares of common stock issued and outstanding was 1,443,610,139 and 770,401,939, respectively.

Shares of common stock issued for compensation

During the year ended December 31, 2016, the Company issued 2,250,000 shares of common stock with a fair value of $174,000 for services rendered. The shares were valued at market price when the shares were issued.

As of June 30, 2019, the Company recorded stock payable for 300,000 outstanding shares of common stock of $30,000 not yet issued to the consultant for service performed.

NOTE 5 – WARRANTS

During the six months ended June 30, 2019 and the year ended December 31, 2018, in conjunction with the issuance of convertible notes, the Company issued warrants to purchase 324,833,333 and 145,000,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share, respectively.

The below table summarizes the activity of warrants exercisable for shares of common stock during the six months ended June 30, 2019 and the year ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	-	$-
Granted	145,000,000	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2018	145,000,000	$0.0003
Granted	324,833,333	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of June 30, 2019	469,833,333	$0.0003

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended June 30, 2019:

Six months ended
June 30,
2019
Exercise price	$0.0003
Expected term	5 years
Expected average volatility	288% - 340%
Expected dividend yield	-
Risk-free interest rate	1.76% - 2.24%

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2019:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
469,833,333	4.53	$0.0003	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2019 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of June 30, 2019, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0001 on June 30, 2019.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note during the six months ended June 30, 2019. As of June 30, 2019 and December 31, 2018, the Company valued the fair value on the 469,833,333 units and 145,000,000 units of share purchase warrants granted at $46,946 and $14,468 based on Black-Scholes option valuation model, respectively. <see Note 7>

NOTE 6 – NOTES PAYABLE

The Company had the following unsecured notes payable as at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Convertible Promissory Notes to Auctus Fund	$315,472	$292,360
Convertible Promissory Notes to EMA Financial	256,285	208,781
Convertible Promissory Notes to Black Bridge Capital	-	100,000
Convertible Promissory Notes to Tangiers	23,801	23,801
Convertible Promissory Notes to Denali	31,615	31,615
Total Convertible Debt	$627,173	$656,557

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

During the six months ended June 30, 2019, principal of $17,138 and accrued interest of $1,153 were converted into 488,608,200 shares of common stock.

As of June 30, 2019, the note is presented net of a debt discount of $28,114.

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

As of June 30, 2019, the notes are presented net of a debt discount of $76,750.

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

As of June 30, 2019, the note is presented net of a debt discount of $50,745.

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

As of June 30, the note is presented net of a debt discount of $58,636.

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

As of June 30, 2019, the note is presented net of a debt discount of $30,000.

This note is currently in default.

Auctus #6

On July 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,000 original issue discount. On July 25, 2018, the convertible promissory note was further amended with principal increased to $48,500. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $48,500 is being amortized over the life of the note using the effective interest method resulting in $17,524 and $30,976 of interest expense for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of June 30, 2019, the note is presented net of a debt discount of $48,500.

This note is currently in default.

Auctus #7

On March 22, 2019, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $62,500 with a $9,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $62,500 is being amortized over the life of the note using the effective interest method resulting in $22,727 of interest expense for the six months ended June 30, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 209,000,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of June 30, 2019, the note is presented net of a debt discount of $22,727.

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

As of June 30, 2019, the note is presented net of a debt discount of $47,521.

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

As of June 30, 2019, the notes are presented net of a debt discount of $49,190.

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

As of June 30, 2019, the note is presented net of a debt discount of $58,636.

This note is currently in default.

EMA#4

On March 5, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $5,260 and $24,740 of interest expense for the six months ended June 30, 2019 and year ended December 31, 2018, respectively.

During the six months ended June 30, 2019, principal of $2,826 were converted into 184,600,000 shares of common stock.

As of June 30, 2019, the note is presented net of a debt discount of $27,174.

This note is currently in default.

EMA#5

On August 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,653 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $43,500 is being amortized over the life of the note using the effective interest method resulting in $20,555 and $22,945 of interest expense for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of June 30, 2019, the note is presented net of a debt discount of $49,250.

This note is currently in default.

EMA#6

On March 25, 2019, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $69,500 with a $7,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $69,500 is being amortized over the life of the note using the effective interest method resulting in $24,515 of interest expense for the six months ended June 30, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 115,833,333 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of June 30, 2019, the note is presented net of a debt discount of $24,515.

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

On February 8, 2019, an agreement was reached between the Company and Blackbridge Capital Growth Fund, LLC for the termination of a securities purchase agreement between the two companies dated November 3, 2016 granting Blackbridge the rights to purchase up to $2 million of the Company’s common stock and cancellation of an 8% convertible promissory note in the original amount of $100,000 issued by the Company to Blackbridge pursuant to the securities purchase agreement as a commitment fee.

During the six months ended June 30, 2019, the note principal amount of $100,000 was written off, resulting in other income of convertible note written off of $100,000.

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

As of June 30, 2019, the note is presented net of a debt discount of $23,801.

The note is currently in default.

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 shares of common stock.

As of June 30, 2019, the note principal balance was $31,615.

The note is currently in default.

Accrued interest on convertible notes

During the six months ended June 30, 2019 and June 30, 2018, interest expense of $69,230 and $50,331 was incurred on convertible notes, respectively. As of June 30, 2019 and December 31, 2018, accrued interest payable on convertible notes was $251,039 and $182,962, respectively.

Summary of Conversions

During the six months ended June 30, 2019, the Company issued 673,208,200 shares of common stock for conversion of convertible note principal amount of $19,964 and accrued interest of $1,153.

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

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2019:

Balance - December 31, 2018	$1,241,550
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	83,584
Reduction of derivative liabilities from conversion of convertible notes to shares of common stock	(144,953)
Reduction of derivative liabilities from written off of convertible note	(347,826)
Addition of new derivative liabilities upon issuance of warrants as debt discount	32,416
Addition of new derivatives liabilities recognized as day one loss	279,421
Loss (Gain) on change in fair value of the derivative	251,987
Balance - June 30, 2019	$1,396,179

The following table summarizes the loss on derivative liability included in the income statement for the six months ended June 30, 2019 and June 30, 2018, respectively.

	Six months ended
	June 30,	June 30,
	2019	2018
Day one loss due to derivative liabilities on convertible notes	$(279,421)	$(320,641)
Gain on change in fair value of derivative liabilities on convertible notes and warrants	95,839	654,136
Gain (Loss) on change in fair value of derivative liabilities	$(183,582)	$333,495

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Six months ended
	June 30,	June 30,
	2019	2018
Expected term	0.48- 0.49 years	0.34 - 0.68 years
Expected average volatility	288% - 1099%	272% - 440%
Expected dividend yield	-	-
Risk-free interest rate	2.09% - 2.47%	1.39% - 2.33%

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, the Company accrued $60,000 of salary payable to the Director of the Company, and paid $12,350 owing to him for the accrued salaries.

During the year ended December 31, 2018, the Company accrued $120,000 of salary payable to the Director of the Company, and paid $25,520 owing to him for the accrued salaries.

As of June 30, 2019 and December 31, 2018, amount due to related parties was $261,768 and $214,118, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

Principal of $23,103 from a convertible note was converted for 577,571,750 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Lingerie Fighting Championships, Inc., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on November 29, 2006 under the name “Sparking Events, Inc.”. Our name was changed to Xodtec Group USA, Inc. in June 2009, Xodtec LED, Inc. in May 2010, Cala Energy Corp. in September 2013 and Lingerie Fighting Championships, Inc. on April 1, 2015.

We are a media company focused on the development, production, promotion and distribution of original entertainment which we plan to make commercially available predominantly through live entertainment events, as well as through digital home video, broadcast television networks, video-on-demand and digital media channels.

Our business and corporate address is 6955 North Durango Drive, Suite 1115-129, Las Vegas NV 89149. Our corporate website is http://lingeriefc.com/.

We do not have any subsidiaries.

We have never declared bankruptcy nor have we ever been in receivership.

Our Current Business

We are a media company focused on the development, production, promotion and distribution of original entertainment for mature audiences which we plan to make commercially available predominantly through live entertainment events, as well as through digital home video, broadcast television networks, video-on-demand and digital media channels. Our business and brand is focused on building and establishing a sports entertainment league that utilizes wrestling and mixed martial arts (“MMA”) fighting techniques together with fictional character personas, parodies of public figures and professional sporting leagues and fictional story lines for purposes of providing sports entertainment.

Results of Operations

Three months ended June 30, 2019 as compared to the three months ended June 30, 2018

Our operating results for the three months ended June 30, 2019 and June 30, 2018, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,
Statement of Operations Data:	2019	2018	Changes

Revenue	$2,449	$1,821	$628
Cost of Services	(11,250)	(1,420)	(9,830)
Total operating expenses	(82,334)	(48,776)	(33,558)
Other income (expense)	(198,776)	1,528,646	(1,727,422)
Net Income (loss)	$(289,911)	$1,480,271	$(1,770,182)

Revenues

We generated revenues of 2,449 and $1,821 for the three months ended June 30, 2019 and 2018, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $11,250 and $1,420 for the three months ended June 30, 2019 and 2018, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $82,234 and $48,776 for the three months ended June 30, 2019 and 2018, respectively. The increase in operating expenses was primarily due to the increase in professional fees.

Other Income (Expense)

We incurred other expense of $198,776 and recognized other income of $1,528,646 for the three months ended June 30, 2019 and 2018, respectively. The decrease in other expense was mainly attributed to other income from the written off of a convertible note of $100,000 and the increase in loss on of derivative liabilities from the convertible notes.

Net Income (Loss)

We incurred net loss of $289,911 and recognized net income of $1,430,884 during the three months ended June 30, 2019 and 2018, respectively. The increase in our net loss was mainly attributed to the increase in gross loss, increase in operating expenses and increase in other expense.

Six months ended June 30, 2019 as compared to the three months ended June 30, 2018

Our operating results for the six months ended June 30, 2019 and June 30, 2018, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	June 30,
Statement of Operations Data:	2019	2018	Changes

Revenue	$3,684	$3,539	$145
Cost of Services	(11,250)	(21,720)	10,470
Total operating expenses	(137,817)	(126,552)	(11,265)
Other income (expense)	(243,392)	194,120	(437,512)
Net Income (loss)	$(388,775)	$49,387	$(438,162)

Revenues

We generated revenues of $3,684 and $3,539 for the six months ended June 30, 2019 and 2018, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $11,250 and $21,720 for the six months ended June 30, 2019 and 2018, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $137,817 and $126,552 for the six months ended June 30, 2019 and 2018, respectively. The increase in operating expenses was primarily due to the increase in professional fees.

Other Income (Expense)

We incurred other expense of $243,392 and recognized other income of $194,120 for the six months ended June 30, 2019 and 2018, respectively. The decrease in other expense was mainly attributed to other income from the written off of a convertible note of $100,000 and the increase in loss on of derivative liabilities from the convertible notes.

Net Income (Loss)

We incurred net loss of $388,775 and recognized net income of $49,387 during the six months ended June 30, 2019 and 2018, respectively. The decrease in our net loss was mainly attributed to increase in operating expenses and increase in other expense.

Liquidity and Capital Resources

	June 30,	December 31,
Balance Sheet Data:	2019	2018

Cash and cash equivalents	$27,942	$3,439
Working capital deficiency	$(2,550,768)	$(2,328,064)
Total assets	$27,942	$4,573
Total liabilities	$2,578,710	$2,332,637
Total stockholders' deficit	$(2,550,768)	$(2,328,064)

At June 30, 2019, we had a working capital deficiency of $2,550,768 and an accumulated deficit of $3,878,796. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

The following table sets forth certain information about our cash flow during the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended
	June 30,
Cash Flow Data:	2019	2018

Cash Flows used in Operating Activities	$(91,497)	$(77,546)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	116,000	50,000
Net increase (decrease) in cash during period	$24,503	$(27,546)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the six months ended June 30, 2019, net cash flows used in operating activities was $91,497, consisting of a net loss of $388,775, increased by convertible note written of $100,000, and was reduced by loss on derivative liability of $183,582, amortization of debt discount of $90,580, a decrease in prepaid expenses of $1,134, an increase in accounts payable to related party of $47,650, an increase in accounts payable and accrued liabilities of $5,102 and an increase in accrued interest payable of $69,230.

For the six months ended June 30, 2018, net cash flows used in operating activities was $77,546, consisting of a net income of $49,387, increased by amortization of debt discount of $88,613, an increase in accounts payable to related party of $49,700, an increase in accounts payable and accrued liabilities of $17,918 and an increase in accrued interest payable of $50,331, and was reduced by gain on derivative liability of $333,495.

Cash Flows from Investing Activities

There were no investing activities during the six months ended June 30, 2019 and June 30, 2018.

Cash Flows from Financing Activities

During the six months ended June 30, 2019 and 2018, net cash provided by financing activities was $116,000 and $50,000 for proceeds from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Stock-Based Compensation

Our company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Share-based payments”. Under fair value recognition provisions, our company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Our company accounts for share–based payments granted to non–employees in accordance with ASC 505, “Equity Based Payments to Non–Employees”. Our company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2019, management identified material weaknesses related to (i) the lack of any accounting personnel (ii) the lack of internal audit functions, (iii) the lack of segregation of duties, and (iv) the lack of proper internal control procedures and documentation. As of June 30, 2019, we had one executive, our chief executive and financial officer. As a result, there was no segregation of duties.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of June 30, 2019, total note payable amount of $579,932 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$28,114
Auctus#2	9/20/2016	6/20/2017	$76,750
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#4	11/2/2017	8/2/2018	$58,636
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
EMA#1	9/6/2016	9/7/2017	$47,521
EMA#2	9/27/2017	11/3/2017	$49,190
EMA#3	10/31/2017	10/31/2018	$58,636
EMA#4	3/5/2018	3/5/2019	$27,174
EMA#5	8/9/2018	5/9/2019	$49,250
Tangiers #1	4/4/2016	11/4/2016	$23,801
Denali	1/10/2017	11/4/2016	$31,615
			$579,932

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)
Dated: November 25, 2019	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

