Form 10-Q
period 2019-09-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2019-12-06
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

2,021,181,889 shares of common stock issued and outstanding as at December 4, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,605	$3,439
Prepaid expenses	-	1,134
Total Current Assets	1,605	4,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,673	$7,450
Accounts payable - related party	281,768	214,118
Accrued interest payable	288,075	182,962
Stock payable	30,000	30,000
Convertible notes, net of $40,599 and $43,339 debt discount, respectively	648,230	656,557
Derivative liability	1,294,357	1,241,550
Total Current Liabilities	2,557,103	2,332,637

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 2,021,181,889 and 770,401,939 shares issued and outstanding, respectively	2,021,182	770,402
Additional paid-in capital (deficiency)	(596,339)	391,555
Accumulated deficit	(3,980,341)	(3,490,021)
Total stockholders’ deficit	(2,555,498)	(2,328,064)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,605	$4,573

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$18,939	$8,615	$22,623	$12,154
Cost of Services	22,369	2,282	33,619	24,002
GROSS PROFIT (LOSS)	(3,430)	6,333	(10,996)	(11,848)

OPERATING EXPENSES
Selling, general and administrative expenses	45,027	57,364	182,844	183,916
Total Operating Expenses	45,027	57,364	182,844	183,916

OPERATING LOSS	(48,457)	(51,031)	(193,840)	(195,764)

OTHER INCOME (EXPENSE)
Interest expense	(81,196)	(89,946)	(241,006)	(229,321)
Gain (Loss) on derivative liabilities	28,108	(208,548)	(155,474)	124,947
Convertible note written off	-	-	100,000	-
Total other expense	$(53,088)	$(298,494)	$(296,480)	$(104,374)

NET LOSS	$(101,545)	$(349,525)	$(490,320)	$(300,138)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	1,758,243,812	672,312,736	1,321,630,505	643,370,551

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders’ Deficit
Balance - December 31, 2018	770,401,939	$770,402	51	$-	$391,555	$(3,490,021)	$(2,328,064)
Shares of common stock issued for conversion of debt	309,898,600	309,899	-	-	(303,314)	-	6,585
Derivative reclass to APIC due to conversion	-		-	-	78,516	-	78,516
Net loss	-	-	-	-	-	(98,864)	(98,864)
Balance - March 31, 2019	1,080,300,539	$1,080,301	51	$-	$166,757	$(3,588,885)	$(2,341,827)
Shares of common stock issued for conversion of debt	363,309,600	363,310	-	-	(348,777)	-	14,533
Derivative reclass to APIC due to conversion	-	-	-	-	66,437	-	66,437
Net loss	-	-	-	-	-	(289,911)	(289,911)
Balance - June 30, 2019	1,443,610,139	$1,443,611	51	$-	$(115,583)	$(3,878,796)	$(2,550,768)
Shares of common stock issued for conversion of debt	577,571,750	577,572	-	-	(554,469)	-	23,103
Derivative reclass to APIC due to conversion	-	-	-	-	73,713	-	73,713
Net loss	-	-	-	-	-	(101,545)	(101,545)
Balance - September 30, 2019	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(3,980,341)	$(2,555,497)

	Common Stock		Preferred Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2017	576,193,639	$576,194	51	$-	$525,366	$(3,556,784)	$(2,455,224)
Shares of common stock issued for conversion of debt	89,132,000	89,132	-	-	(59,818)	-	29,314
Derivative reclass to APIC due to conversion	-	-	-	-	1,338	-	1,338
Net loss	-	-	-	-	-	(1,430,884)	(1,430,884)
Balance - March 31, 2018	665,325,639	$665,326	51	$-	$466,886	$(4,987,668)	$(3,855,456)
Prior year share issuance adjustment	600,000	600	-	-	(600)	-	-
Net loss	-	-	-	-	-	1,480,271	1,480,271
Balance - June 30, 2018	665,925,639	$665,926	51	$-	$466,286	$(3,507,397)	$(2,375,185)
Shares of common stock issued for conversion of debt	33,000,000	33,000	-	-	(32,010)	-	990
Derivative reclass to APIC due to conversion	-	-	-	-	9,900	-	9,900
Net loss	-	-	-	-	-	(349,525)	(349,525)
Balance - September 30, 2018	698,925,639	$698,926	51	$-	$444,176	$(3,856,922)	$(2,713,820)

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(490,320)	$(300,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on derivative liability	155,473	(124,947)
Amortization of debt discount	134,740	148,954
Convertible note written off	(100,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	1,134	-
Accounts payable - related party	67,650	71,200
Accounts payable and accrued liabilities	7,223	259
Accrued interest payable	106,266	80,368
Net cash used in operating activities	(117,834)	(124,304)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	116,000	130,348
Net cash provided by financing activities	116,000	130,348

Net increase (decrease) in cash and cash equivalents	(1,834)	6,044
Cash and cash equivalents - beginning of period	3,439	28,438
Cash and cash equivalents - end of period	$1,605	$34,482

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liability	$132,000	$152,000
Derivative reclass to APIC due to conversion	$218,666	$39,215
Shares of common stock issued for conversion of debt and accrued interest	$44,220	$2,327

See notes to unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 16, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,605 and $3,439 in cash and cash equivalents as at September 30, 2019 and December 31, 2018, respectively.

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

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming. For the nine months ended September 30, 2019 and September 30, 2018, the Company recognized revenue of $22,623 and $12,154 and cost of sales of $33,619 and $24,002, resulting in gross loss of $10,996 and 11,848, respectively.

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

For the nine months ended September 30, 2019 and 2018, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	September 30,	September 30,
	2019	2018
	(Shares)	(Shares)
Convertible notes payable	13,023,295,133	6,261,058,936
Warrants	469,833,333	145,000,000.00
	13,493,128,466	6,406,058,936

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per shares of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

NET LOSS	$(101,545)	$(349,525)	$(490,320)	$(300,138)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	1,758,243,812	672,312,736	1,321,630,505	643,370,551

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

The change in the level 3 financial instrument is as follows:

Balance - December 31, 2018	$1,241,550
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	83,584
Reduction of derivative liabilities from conversion of convertible notes to shares of common stock	(218,666)
Reduction of derivative liabilities from written off of convertible note	(347,826)
Addition of new derivative liabilities upon issuance of warrants as debt discount	32,416
Addition of new derivatives liabilities recognized as day one loss	279,421
Loss (Gain) on change in fair value of the derivative	223,878
Balance - September 30, 2019	$1,294,357

The following table summarizes fair value measurement by level at September 30, 2019 and December 31, 2018, measured at fair value on a recurring basis:

September 30, 2019	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,294,357	1,294,357

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,241,550	1,241,550

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

There were 51 and 51 preferred shares issued and outstanding as at September 30, 2019 and December 31, 2018.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the nine months ended September 30, 2019, the Company issued 2,021,181,889 shares of common stock for conversion of convertible note principal amount of $43,067 and accrued interest of $1,153.

During the year ended December 31, 2018, the Company issued 193,608,300 shares of common stock for conversion of convertible note principal amount of $905 and accrued interest of $2,494.

As of September 30, 2019 and December 31, 2018, the shares of common stock issued and outstanding was 2,021,181,889 and 770,401,939, respectively.

Shares of common stock issued for compensation

During the year ended December 31, 2016, the Company issued 2,250,000 shares of common stock with a fair value of $174,000 for services rendered. The shares were valued at market price when the shares were issued.

As of September 30, 2019, the Company recorded stock payable for 300,000 outstanding shares of common stock of $30,000 not yet issued to the consultant for service performed.

NOTE 5 – WARRANTS

During the nine months ended September 30, 2019 and the year ended December 31, 2018, in conjunction with the issuance of convertible notes, the Company issued warrants to purchase 324,833,333 and 145,000,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share, respectively.

The below table summarizes the activity of warrants exercisable for shares of common stock during the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	-	$-
Granted	145,000,000	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2018	145,000,000	$0.0003
Granted	324,833,333	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of September 30, 2019	469,833,333	$0.0003

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2019 and 2018:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2019	2018
Exercise price	$0.0003	$0.0003
Expected term	5 years	5 years
Expected average volatility	288% - 386%	277% - 279%
Expected dividend yield	-	-
Risk-free interest rate	1.55% - 2.24%	2.80% - 2.94%

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2019:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
469,833,333	4..28	$0.0003	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2019 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of September 30, 2019, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0001 on September 30, 2019.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note during the nine months ended September 30, 2019. As of September 30, 2019 and December 31, 2018, the Company valued the fair value on the 469,833,333 units and 145,000,000 units of share purchase warrants granted at $46,975 and $14,468 based on Black-Scholes option valuation model, respectively. <see Note 7>

NOTE 6 – NOTES PAYABLE

The Company had the following unsecured notes payable as at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Convertible Promissory Notes to Auctus Fund	$313,277	$292,360
Convertible Promissory Notes to EMA Financial	279,536	208,781
Convertible Promissory Notes to Black Bridge Capital	-	100,000
Convertible Promissory Notes to Tangiers	23,801	23,801
Convertible Promissory Notes to Denali	31,615	31,615
Total Convertible Debt	$648,230	$656,557

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

During the nine months ended September 30, 2019, principal of $40,241 and accrued interest of $1,153 were converted into 1,066,179,950 shares of common stock.

As of September 30, 2019, the note is presented net of a debt discount of $5,011.

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

As of September 30, 2019, the notes are presented net of a debt discount of $76,750.

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

As of September 30, 2019, the note is presented net of a debt discount of $50,745.

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

As of September 30, the note is presented net of a debt discount of $58,636.

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

As of September 30, 2019, the note is presented net of a debt discount of $30,000.

This note is currently in default.

Auctus #6

On July 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,000 original issue discount. On July 25, 2018, the convertible promissory note was further amended with principal increased to $48,500. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $48,500 is being amortized over the life of the note using the effective interest method resulting in $17,524 and $30,976 of interest expense for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of September 30, 2019, the note is presented net of a debt discount of $48,500.

This note is currently in default.

Auctus #7

On March 22, 2019, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $62,500 with a $9,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $62,500 is being amortized over the life of the note using the effective interest method resulting in $43,636 of interest expense for the nine months ended September 30, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 209,000,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of September 30, 2019, the note is presented net of a debt discount of $43,636.

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

As of September 30, 2019, the note is presented net of a debt discount of $47,521.

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

As of September 30, 2019, the notes are presented net of a debt discount of $49,190.

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

As of September 30, 2019, the note is presented net of a debt discount of $58,636.

This note is currently in default.

EMA#4

On March 5, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $5,260 and $24,740 of interest expense for the nine months ended September 30, 2019 and year ended December 31, 2018, respectively.

During the nine months ended September 30, 2019, principal of $2,826 were converted into 184,600,000 shares of common stock.

As of September 30, 2019, the note is presented net of a debt discount of $27,174.

This note is currently in default.

EMA#5

On August 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,653 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $43,500 is being amortized over the life of the note using the effective interest method resulting in $20,555 and $22,945 of interest expense for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of September 30, 2019, the note is presented net of a debt discount of $49,250.

This note is currently in default.

 EMA#6

On March 25, 2019, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $69,500 with a $7,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $69,500 is being amortized over the life of the note using the effective interest method resulting in $47,765 of interest expense for the nine months ended September 30, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 115,833,333 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of September 30, 2019, the note is presented net of a debt discount of $47,765.

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

During the nine months ended September 30, 2019, the note principal amount of $100,000 was written off, resulting in other income of convertible note written off of $100,000.

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

As of September 30, 2019, the note is presented net of a debt discount of $23,801.

The note is currently in default.

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 shares of common stock.

As of September 30, 2019, the note principal balance was $31,615.

The note is currently in default.

Accrued interest on convertible notes

During the nine months ended September 30, 2019 and 2018, interest expense of $106,266 and $80,367 was incurred on convertible notes, respectively. As of September30, 2019 and December 31, 2018, accrued interest payable on convertible notes was $288,075 and $182,962, respectively.

Summary of Conversions

During the nine months ended September 30, 2019, the Company issued 2,021,181,889 shares of common stock for conversion of convertible note principal amount of $43,067 and accrued interest of $1,153.

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

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2019:

Balance - December 31, 2018	$1,241,550
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	83,584
Reduction of derivative liabilities from conversion of convertible notes to shares of common stock	(218,666)
Reduction of derivative liabilities from written off of convertible note	(347,826)
Addition of new derivative liabilities upon issuance of warrants as debt discount	32,416
Addition of new derivatives liabilities recognized as day one loss	279,421
Loss (Gain) on change in fair value of the derivative	223,878
Balance - September 30, 2019	$1,294,357

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended September 30, 2019 and 2018, respectively.

	Nine months ended
	September 30,	September 30,
	2019	2018
Day one loss due to derivative liabilities on convertible notes	$(279,421)	$(458,733)
Gain on change in fair value of derivative liabilities on convertible notes and warrants	123,948	583,680
Gain (Loss) on change in fair value of derivative liabilities	$(155,473)	$124,947

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Nine months ended
	September 30,	September 30,
	2019	2018
Expected term	0.23- 0.24 years	0.08 - 0.61 years
Expected average volatility	288% - 1099%	147% - 440%
Expected dividend yield	-	-
Risk-free interest rate	1.91% - 2.47%	1.39% - 2.59%

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, the Company accrued $90,000 of salary payable to the Director of the Company and paid $22,350 owing to him for the accrued salaries.

During the year ended December 31, 2018, the Company accrued $120,000 of salary payable to the Director of the Company and paid $25,520 owing to him for the accrued salaries.

As of September 30, 2019 and December 31, 2018, amount due to related parties was $281,768 and $214,118, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

On October 23, 2019, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on July 23, 2020. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. In conjunction with the convertible note, the Company issued warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share.

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

Results of Operations

Three months ended September 30, 2019 as compared to the three months ended September 30, 2018

Our operating results for the three months ended September 30, 2019 and September 30, 2018, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30,
Statement of Operations Data:	2019	2018	Changes

Revenue	$18,939	$8,615	$10,324
Cost of Services	(22,369)	(2,282)	(20,087)
Total operating expenses	(45,027)	(57,364)	12,337
Other expense	(53,088)	(298,494)	245,406
Net loss	$(101,545)	$(349,525)	$247,980

Revenues

We generated revenues of 18,939 and $8,615 for the three months ended September 30, 2019 and 2018, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $22,369 and $2,282 for the three months ended September 30, 2019 and 2018, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $45,027 and $57,364 for the three months ended September 30, 2019 and 2018, respectively. The decrease in operating expenses was primarily due to the decrease in professional fees.

Other Expense

We incurred other expense of $53,088 and $298,494 for the three months ended September 30, 2019 and 2018, respectively. The decrease in other expense was mainly attributed to increase in gain on of derivative liabilities from the convertible notes.

Net Loss

We incurred net loss of $101,545 and $349,525 during the three months ended September 30, 2019 and 2018, respectively. The decrease in our net loss was mainly attributed to the decrease in operating expenses and decrease in other expense.

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

Our operating results for the nine months ended September 30, 2019 and September 30, 2018, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	September 30,
Statement of Operations Data:	2019	2018	Changes

Revenue	$22,623	$12,154	$10,469
Cost of Services	(33,619)	(24,002)	(9,617)
Total operating expenses	(182,844)	(183,916)	1,072
Other expense	(296,480)	(104,374)	(192,106)
Net loss	$(490,320)	$(300,138)	$(190,182)

Revenues

We generated revenues of $22,623 and $12,154 for the nine months ended September 30, 2019 and 2018, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $33,619 and $24,002 for the nine months ended September 30, 2019 and 2018, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $182,844 and $183,916 for the nine months ended September 30, 2019 and 2018, respectively.

Other Expense

We incurred other expense of $296,480 and $104,374 for the nine months ended September 30, 2019 and 2018, respectively. The increase in other expense was mainly attributed to the increase in loss on derivative liabilities from the convertible notes.

Net Loss

We incurred net loss of $490,320 and $300,138 during the nine months ended September 30, 2019 and 2018, respectively. The increase in our net loss was mainly attributed to increase in other expense.

Liquidity and Capital Resources

	September 30,	December 31,
Balance Sheet Data:	2019	2018

Cash and cash equivalents	$1,605	$3,439
Working capital deficiency	$(2,555,498)	$(2,328,064)
Total assets	$1,605	$4,573
Total liabilities	$2,557,103	$2,332,637
Total stockholders’ deficit	$(2,555,498)	$(2,328,064)

At September 30, 2019, we had a working capital deficiency of $2,555,498 and an accumulated deficit of $3,980,341. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

The following table sets forth certain information about our cash flow during the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended
	September 30,
Cash Flow Data:	2019	2018

Cash Flows used in Operating Activities	$(117,834)	$(124,304)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	116,000	130,348
Net increase (decrease) in cash during period	$(1,834)	$6,044

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the nine months ended September 30, 2019, net cash flows used in operating activities was $117,834, consisting of a net loss of $490,320, increased by convertible note written of $100,000, and was reduced by loss on derivative liability of $155,473, amortization of debt discount of $134,740, a decrease in prepaid expenses of $1,134, an increase in accounts payable to related party of $67,650, an increase in accounts payable and accrued liabilities of $7,223 and an increase in accrued interest payable of $106,266.

For the nine months ended September 30, 2018, net cash flows used in operating activities was $124,304, consisting of a net loss of $300,138, increased by gain on derivative liability of $124,947, decreased by amortization of debt discount of $148,954, an increase in accounts payable to related party of $71,200, an increase in accounts payable and accrued liabilities of $259 and an increase in accrued interest payable of $80,368.

Cash Flows from Investing Activities

There were no investing activities during the nine months ended September 30, 2019 and September 30, 2018.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019 and 2018, net cash provided by financing activities was $116,000 and $130,348 for proceeds from the issuance of convertible notes, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2019, management identified material weaknesses related to (i) the lack of any accounting personnel (ii) the lack of internal audit functions, (iii) the lack of segregation of duties, and (iv) the lack of proper internal control procedures and documentation. As of September 30, 2019, we had one executive, our chief executive and financial officer. As a result, there was no segregation of duties.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of September 30, 2019, total note payable amount of $556,829 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus #1	5/20/2016	2/20/2017	$5,011
Auctus #2	9/20/2016	6/20/2017	$76,750
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#4	11/2/2017	8/2/2018	$58,636
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
EMA#1	9/6/2016	9/7/2017	$47,521
EMA#2	9/27/2017	11/3/2017	$49,190
EMA#3	10/31/2017	10/31/2018	$58,636
EMA#4	3/5/2018	3/5/2019	$27,174
EMA#5	8/9/2018	5/9/2019	$49,250
Tangiers #1	4/4/2016	11/4/2016	$23,801
Denali	1/10/2017	11/4/2016	$31,615
			$556,829

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: December 5, 2019	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

