Form 10-K
period 2019-12-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2021-04-08
CIK 1407704

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2019, was $143,426.

The number of shares of registrant's common stock outstanding as of March 24, 2021 was 2,643,832,045.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

2019 ANNUAL REPORT ON FORM 10-K

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

Our Business

Our LFC business and brand is focused on building and establishing a sports entertainment league that utilizes wrestling and mixed martial arts (“MMA”) fighting techniques for purposes of providing entertainment. We seek to promote and market our brand, our programming, our events and our products.

Our mission is to establish the popularity of our LFC league and brand based on holding live events and to promote our athletes via a reality series and merchandise such a t-shirts and calendars. Our uniqueness is derived from our predominantly all female league structure, where a vast array of beautiful, attractive and unique women engage in wrestling and MMA fighting techniques against one another for purposes of delivering high quality entertainment to mature audiences.

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

To date, we have hosted 13 live events across the U.S. and Europe as well as more than 80 episodes of a reality series which are normally 30 minutes each. Our brand is growing on social media where our content has been viewed by more than 50 million people.

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

(b) Holders

As of March 24, 2021, we had approximately 248 shareholders of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Island Stock Transfer. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

At December 31, 2019, we did not have any equity compensation plans that were not approved by stockholders.

Transfer Agent

Our transfer agent is Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701. Their telephone number is (727) 289-0010.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the Company issued 1,250,779,950 shares of common stock for conversion of convertible note principal amount of $43,067 and accrued interest of $1,153.

During the year ended December 31, 2018, the Company issued 193,608,300 shares of common stock for conversion of convertible note principal amount of $905 and accrued interest of $2,494.

Rule 10B-18 Transactions

During the year ended December 31, 2019, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Year ended December 31, 2019 as compared to the Year ended December 31, 2018

Our operating results for the year ended December 31, 2019 and December 31, 2018, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,		Changes
Statement of Operations Data:	2019	2018	Amount	%

Revenue	$27,376	$12,739	$14,637	115%
Cost of Services	(38,819)	(24,602)	(14,217)	58%
Total operating expenses	(210,437)	(238,612)	28,175	(12)%
Other income (expense)	(2,079,663)	317,238	(2,396,901)	(756)%
Net Income (loss)	$(2,301,543)	$66,763	$(2,368,306)	(3547)%

Revenues

We generated revenues of 27,376 and $12,739 for the year ended December 31, 2019 and 2018, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $38,819 and $24,602 for the year ended December 31, 2019 and 2018, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $210,437 and $238,612 for the year ended December 31, 2019 and 2018, respectively. The decrease in operating expenses was primarily due to the decrease in professional fees and travel expense.

Other Income (Expenses)

We incurred total other expense of $2,079,663 and recognized other income of $317,238 for the year ended December 31, 2019 and 2018, respectively. The increase in other expense was mainly attributed to $1,842,035 loss on change in fair value of derivative liabilities from the convertible notes during the year ended December 31, 2019 as compared to gain on change in fair value of derivative liabilities of $654,562 during the year ended December 31, 2018.

Net Income (Loss)

We incurred net loss of $2,301,543 and recognized net income of $66,763 during the year ended December 31, 2019 and 2018, respectively. The increase in our net loss was mainly attributed to the increase in other expense due to the increase in loss on change in fair value of derivative liabilities during the year ended December 31, 2019.

Liquidity and Capital Resources

	December 31,	December 31,	Changes
Working Capital Data:	2019	2018	Amount	%

Current Assets	$43,707	$4,573	$39,134	856%
Current Liabilities	$4,410,428	$2,332,637	2,077,791	89%
Working Capital Deficiency	$(4,366,721)	$(2,328,064)	(2,038,657)	88%

At December 31, 2019, we had a working capital deficiency of $4,366,721 and an accumulated deficit of $5,791,564. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2019.

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

The following table sets forth certain information about our cash flow during the year ended December 31, 2019 and December 31, 2018:

	Year Ended
	December 31,		Changes
Cash Flows Data:	2019	2018	Amount	%

Cash Flows used in Operating Activities	$(164,732)	$(156,085)	$(8,647)	6%
Cash Flows provided by Financing Activities	205,000	131,086	73,914	56%
Net increase (decrease) in cash during period	$40,268	$(24,999)	$65,267	(261)%

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the year ended December 31, 2019, net cash flows used in operating activities was $167,732, consisting of a net loss of $2,301,543, increased by convertible note written off of $100,000 and accounts payable written off of $7,821, and decreased by loss on change in fair value of derivative liabilities of $1,842,035 and amortization of debt discount of $200,521 and net changes in operating assets and liabilities of $202,076.

During the year ended December 31, 2018, net cash flows used in operating activities was $156,085, consisting of a net income of $66,763, increased by amortization of debt discount of $199,380 and net changes in operating assets and liabilities of $232,334 and decreased by gain on change in fair value of derivative liabilities of $654,562.

Cash Flows from Investing Activities

There was no investing activities during the year ended December 31, 2019 and December 31, 2018.

Cash Flows from Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $205,000 consists of proceeds from the issuance of convertible notes of $203,250 and advancement from related party of $1,750.

During the year ended December 31, 2018, net cash provided by financing activities was $131,086 consists of proceeds from the issuance of convertible notes of $130,348 and advancement from related party of $738.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

Significant Accounting Estimates and Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Lingerie Fighting Championships, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lingerie Fighting Championships, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 6, 2021

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$43,707	$3,439
Prepaid expenses	-	1,134
Total Current Assets	43,707	4,573

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$494	$7,450
Accounts payable - related party	301,018	214,118
Accrued interest payable	326,737	182,962
Stock payable	-	30,000
Convertible notes, net of $74,818 and $43,339 debt discount, respectively	714,011	656,557
Derivative liabilities	3,068,168	1,241,550
Total Current Liabilities	4,410,428	2,332,637

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 and 51 shares issued and outstanding, respectively	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 2,021,181,889 and 770,401,939 shares issued and outstanding, respectively	2,021,182	770,402
Additional paid-in capital (deficiency)	(596,339)	391,555
Accumulated deficit	(5,791,564)	(3,490,021)
Total stockholders' deficit	(4,366,721)	(2,328,064)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,707	$4,573

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2019	2018

Revenue	$27,376	$12,739
Cost of Services	38,819	24,602
GROSS PROFIT (LOSS)	(11,443)	(11,863)

OPERATING EXPENSES
Selling, general and administrative expenses	210,437	238,612
Total Operating Expenses	210,437	238,612

OPERATING LOSS	(221,880)	(250,475)

OTHER INCOME (EXPENSE)
Interest expense	(345,449)	(337,324)
Gain (Loss) on change in fair value of derivative liabilities	(1,842,035)	654,562
Convertible note written off	100,000	-
Accounts payable written off	7,821	-
Total other income (expense)	$(2,079,663)	$317,238

NET INCOME (LOSS)	$(2,301,543)	$66,763

Basic and Diluted Income (Loss) per Common Share	$(0.00)	$0.00
Diluted Earnings per Common Share	-	$0.00
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	1,497,474,022	667,982,001
Diluted Weighted Average Shares of Common Stock Outstanding	-	13,796,746,769

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit
Balance - December 31, 2017	576,193,639	$576,194	51	$-	$525,366	$(3,556,784)	$(2,455,224)
Shares of common stock issued for conversion of debt	193,608,300	193,608	-	-	(190,209)	-	3,399
Derivative liabilities reclass to Additional paid-in capital due to conversion	-	-	-	-	56,998	-	56,998
Prior year share issuance adjustment	600,000	600	-	-	(600)	-	-
Net income	-	-	-	-	-	66,763	66,763
Balance - December 31, 2018	770,401,939	$770,402	51	$-	$391,555	$(3,490,021)	$(2,328,064)
Shares of common stock issued for conversion of debt	1,250,779,950	1,250,780	-	-	(1,206,560)	-	44,220
Derivatives liabilities reclass to Additional paid-in capital due to conversion	-		-	-	218,666	-	218,666
Net loss	-	-	-	-	-	(2,301,543)	(2,301,543)
Balance - December 31, 2019	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(5,791,564)	$(4,366,721)

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,301,543)	$66,763
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	1,842,035	(654,562)
Amortization of debt discount	200,521	199,380
Convertible note written off	(100,000)	-
Accounts payable written off	(7,821)	-
Changes in operating assets and liabilities:
Prepaid expenses	1,134	(1,134)
Accounts payable - related party	85,150	93,700
Accounts payable and accrued liabilities	864	1,824
Accrued interest payable	144,928	137,944
Stock payable	(30,000)	-
Net cash used in operating activities	(164,732)	(156,085)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	1,750	738
Proceeds from convertible debt	203,250	130,348
Net cash provided by financing activities	205,000	131,086

Net increase (decrease) in cash and cash equivalents	40,268	(24,999)
Cash and cash equivalents - beginning of period	3,439	28,438
Cash and cash equivalents - end of period	$43,707	$3,439

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$203,250	$152,000
Derivative liabilities reclass to Additional paid-in capital due to conversion	$218,666	$56,998
Shares of common stock issued for conversion of debt and accrued interest	$44,220	$3,399

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Company focuses on developing, producing, promoting, and distributing entertainment through live entertainment events, digital home videos, broadcast television networks, video on demand, and digital media channels in the United States. It offers wrestling and mixed martial arts fights featuring women under the LFC brand name.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $43,707 and $3,439 in cash and cash equivalents as at December 31, 2019 and December 31, 2018, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming. For the year ended December 31, 2019 and 2018, the Company recognized revenue of $27,376 and $12,739 and cost of sales of $38,819 and $24,602, resulting in gross loss of $11,443 and 11,863, respectively.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2019, there were no unrecognized tax benefits.

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

Year Ended December 31, 2019

For the year ended December 31, 2019, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

December 31,
2019
(Shares)
Convertible notes payable	30,046,590,267
Warrants	969,833,333
31,016,423,600

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per shares of common stock:

Basic earnings per common share

Year ended
December 31, 2019
Net Loss	$(2,301,543)

Basic Weighted Average Common Shares Outstanding	1,497,474,022

Basic Earnings per Common Share	$0.00

Year Ended December 31, 2018

For the year ended December 31, 2018, 13,128,764,768 shares of common stock from the convertible notes and warrants were included in the calculation of diluted earnings per shares.

December 31,
2018
(Shares)
Convertible notes payable	12,983,764,768
Warrants	145,000,000.00
13,128,764,768

Basic earnings per common share

Year ended
December 31, 2018
Net Income	$66,763

Basic Weighted Average Common Shares Outstanding	667,982,001

Basic Earnings per Common Share	$0.00

Diluted earnings per common share

Year ended
December 31, 2018
Net Income	$66,763

Diluted Weighted Average Common Shares Outstanding	13,796,746,769

Diluted Earnings per Common Share	$0.00

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 8)

Beneficial Conversion Feature of Convertible Debt

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

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis. (See Note 7)

The following table summarizes fair value measurement by level at December 31, 2019 and December 31, 2018, measured at fair value on a recurring basis:

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	3,068,168	3,068,168

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,241,550	1,241,550

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

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

There were 51 and 51 preferred shares issued and outstanding as at December 31, 2019 and December 31, 2018.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the year ended December 31, 2019, the Company issued 1,250,779,950 shares of common stock for conversion of convertible note principal amount of $43,067 and accrued interest of $1,153.

During the year ended December 31, 2018, the Company issued 193,608,300 shares of common stock for conversion of convertible note principal amount of $905 and accrued interest of $2,494.

As of December 31, 2019 and December 31, 2018, the shares of common stock issued and outstanding was 2,021,181,889 and 770,401,939, respectively.

Stock payable for compensation

During year ended December 31, 2017, the Company recorded stock payable for 300,000 outstanding common shares of $30,000 not yet issued to the consultant for service performed. The shares were not issued to the consultant due to stock reserve.

On April 12, 2019, the Company has settled a lawsuit in relation to the stock payable at $5,000. The stock payable of $30,000 was reversed during the year ended December 31, 2019.

NOTE 5 – WARRANTS

During the year ended December 31, 2019 and December 31, 2018, in conjunction with the issuance of convertible notes, the Company issued warrants to purchase 824,833,333 and 145,000,000 shares of common stock, exercisable for five years from issuance at weighted average exercise price of $0.0002 per share and $0.0003 per share, respectively.

The below table summarizes the activity of warrants exercisable for shares of common stock during the year ended December 31, 2019 and the year ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	-	$-
Granted	145,000,000	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2018	145,000,000	$0.0003
Granted	824,833,333	0.0002
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2019	969,833,333	$0.0002

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2019 and 2018:

	Year ended	Year ended
	December 31,	December 31,
	2019	2018
Exercise price	$0.0003	$0.0003
Expected term	5 years	5 years
Expected average volatility	288% - 386%	277% - 279%
Expected dividend yield	-	-
Risk-free interest rate	1.55% - 2.24%	2.80% - 2.94%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2019:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
969,833,333	4.43	$0.0002	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2019 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of December 31, 2019, the aggregate intrinsic value of warrants outstanding was approximately $nil based on the closing market price of $0.0001 on December 31, 2019.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note during the year ended December 31, 2019. As of December 31, 2019 and December 31, 2018, the Company valued the fair value on the 969,833,333 units and 145,000,000 units of common stock purchase warrants granted at $96,956 and $14,468 based on Black-Scholes option valuation model, respectively. <see Note 7>

NOTE 6 – CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

Convertible Promissory Notes to Auctus Fund	$357,324	$292,360
Convertible Promissory Notes to EMA Financial	301,271	208,781
Convertible Promissory Notes to Black Bridge Capital	-	100,000
Convertible Promissory Notes to Tangiers	23,801	23,801
Convertible Promissory Notes to Denali	31,615	31,615
Total Convertible Promissory Notes	$714,011	$656,557

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

During the year ended December 31, 2019, principal of $40,241 and accrued interest of $1,153 were converted into 1,066,179,950 shares of common stock.

As of December 31, 2019, the note is presented net of a debt discount of $5,011.

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

As of December 31, 2019, the notes are presented net of a debt discount of $76,750.

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

As of December 31, 2019, the note is presented net of a debt discount of $50,745.

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

As of December 31, 2019, the note is presented net of a debt discount of $58,636.

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

As of December 31, 2019, the note is presented net of a debt discount of $30,000.

This note is currently in default.

Auctus #6

On July 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,000 original issue discount. On July 25, 2018, the convertible promissory note was further amended with principal increased to $48,500. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $48,500 is being amortized over the life of the note using the effective interest method resulting in $17,524 and $30,976 of interest expense for the year ended December 31, 2019 and the year ended December 31, 2018, respectively. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of December 31, 2019, the note is presented net of a debt discount of $48,500.

This note is currently in default.

Auctus #7

On March 22, 2019, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $62,500 with a $9,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $62,500 is being amortized over the life of the note using the effective interest method resulting in $62,500 of interest expense for the year ended December 31, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 209,000,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of December 31, 2019, the note is presented net of a debt discount of $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method resulting in $25,182 of interest expense for the year ended December 31, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share.

As of December 31,2019, the note is presented net of a debt discount of $25,182.

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

As of December 31, 2019, the note is presented net of a debt discount of $47,521.

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

As of December 31, 2019, the notes are presented net of a debt discount of $49,190.

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

As of December 31, 2019, the note is presented net of a debt discount of $58,636.

This note is currently in default.

EMA#4

On March 5, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures twelve months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method resulting in $5,260 and $24,740 of interest expense for the year ended December 31, 2019 and year ended December 31, 2018, respectively.

During the year ended December 31, 2019, principal of $2,826 were converted into 184,600,000 shares of common stock.

As of December 31, 2019, the note is presented net of a debt discount of $27,174.

This note is currently in default.

EMA#5

On August 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,653 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $43,500 is being amortized over the life of the note using the effective interest method resulting in $20,555 and $22,945 of interest expense for the year ended December 31, 2019 and the year ended December 31, 2018, respectively. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of December 31, 2019, the note is presented net of a debt discount of $49,250.

This note is currently in default.

 EMA#6

On March 25, 2019, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $69,500 with a $7,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $69,500 is being amortized over the life of the note using the effective interest method resulting in $69,500 of interest expense for the year ended December 31, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 115,833,333 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of December 31, 2019, the note is presented net of a debt discount of $69,500.

The note is currently in default.

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

During the year ended December 31, 2019, the note principal amount of $100,000 was written off, resulting in other income of convertible note written off of $100,000.

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

As of December 31, 2019, the note is presented net of a debt discount of $23,801.

The note is currently in default.

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 shares of common stock.

As of December 31, 2019, the note principal balance was $31,615.

The note is currently in default.

Accrued interest on convertible notes

During the year ended December 31, 2019 and 2018, interest expense of $144,928 and $137,944 was incurred on convertible notes, respectively. As of December 31, 2019 and December 31, 2018, accrued interest payable on convertible notes was $326,736 and $182,962, respectively.

Summary of Conversions

During the year ended December 31, 2019, the Company issued 1,250,779,950 shares of common stock for conversion of convertible note principal amount of $43,067 and accrued interest of $1,153.

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

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2019:

Balance - December 31, 2018	$1,241,550
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	120,844
Reduction of derivative liabilities from conversion of convertible notes to shares of common stock	(218,666)
Reduction of derivative liabilities from written off of convertible note	(347,826)
Addition of new derivative liabilities upon issuance of warrants as debt discount	82,406
Addition of new derivatives liabilities recognized as day one loss	441,048
Loss (Gain) on change in fair value of the derivative	1,748,812
Balance - December 31, 2019	$3,068,168

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2019 and 2018, respectively.

	Years ended
	December 31,	December 31,
	2019	2018
Day one loss due to derivative liabilities on convertible notes	$(441,048)	$(458,733)
Gain on change in fair value of derivative liabilities on convertible notes and warrants	(1,400,987)	1,113,295
Gain (Loss) on change in fair value of derivative liabilities	$(1,842,035)	$654,562

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Years ended
	December 31,	December 31,
	2019	2018
Expected term	0.56 years	0.18 - 0.35 years
Expected average volatility	355% - 1099%	147% - 440%
Expected dividend yield	-	-
Risk-free interest rate	1.60% - 2.47%	1.39% - 2.59%

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company accrued $120,000 of salary payable to the Director of the Company and paid $34,850 owing to him for the accrued salaries.

During the year ended December 31, 2018, the Company accrued $120,000 of salary payable to the Director of the Company and paid $25,520 owing to him for the accrued salaries.

During the year ended December 31, 2019 and 2018, the Director of the Company advance $1,750 and $nil for paying operating expenses on behalf of the Company, respectively.

As of December 31, 2019 and December 31, 2018, amount due to the related party was $301,018 and $214,118, respectively.

NOTE 9 – INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2019 and 2018, are as follows:

	December 31, 2019	December 31, 2018
Net operating loss carryforward	$2,415,163	$1,955,655
Statutory tax Rate	21%	21%
Deferred tax asset	507,184	410,688
Less: Valuation allowance	(507,184)	(410,688)
Net deferred assets	$-	$-

As of December 31, 2019, the Company had approximately $2.4 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2019 are subject to review by the tax authorities.

NOTE 10 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at December 31, 2019. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

Conversion of convertible notes and accrued interest to common stock

The Company issued 557,166,286 shares of common stock for conversion of convertible note principal amount of $3,746 and accrued interest of $18,541.

Exercise of warrants to common stock

The Company issued 65,483,870 shares of common stock form the exercise of 72,500,000 units of common stock purchase warrants.

Issuance of convertible notes

On August 4, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $31,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on August 4, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price during the previous five trading date period ending on the latest completed trading Day prior to the date of this Note and (ii) Variable Conversion Price, that is Market Price being the volume weighted average price (VWAP) for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date.

On November 2, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $225,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on November 2, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter.  The conversion price shall be equal to the lesser of (i) the lowest Trading Price and (ii) Variable Conversion Price, that is Market Price being the lowest trading price for the common stock during the one trading day period ending on the latest complete trading day prior to the conversion date. In conjunction with the convertible note, the Company issued warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share and returnable warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years form issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. The proceeds of the note were used for the repayment of promissory notes issued to EMA Financials, LLC of $175,000.

Issuance of senior secured promissory note

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no reportable events under this item for the year ended December 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or COSO (2013).

Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting”. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified material weaknesses related to (i) the lack of any accounting personnel (ii) the lack of internal audit functions, (iii) the lack of segregation of duties, and (iv) the lack of proper internal control procedures and documentation. As of December 31, 2019, we had one executive, our chief executive and financial officer. As a result there was no segregation of duties.

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

Because of the material weaknesses described above, management believes that, as of December 31, 2019, we did not maintain effective internal control over financial reporting based on the COSO (2013) criteria.

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

ITEM 9B. OTHER INFORMATION.

On March 22, 2019, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note to an unrelated party for an amount of $62,500 with a $9,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. In conjunction with the convertible note, the Company issued warrants to purchase 209,000,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

On March 25, 2019, the Company entered into an agreement with EMA Financials to issue a convertible promissory note to an unrelated party for an amount of $69,500 with a $7,000 original issue discount. The convertible promissory note bears interest at 12% per annum and matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. In conjunction with the convertible note, the Company issued warrants to purchase 115,833,333 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

On October 23, 2019, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. In conjunction with the convertible note, the Company issued warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share.

On August 4, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $31,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on August 4, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price during the previous five trading date period ending on the latest completed trading Day prior to the date of this Note and (ii) Variable Conversion Price, that is Market Price being the volume weighted average price (VWAP) for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date.

On November 2, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $225,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on November 2, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter.  The conversion price shall be equal to the lesser of (i) the lowest Trading Price and (ii) Variable Conversion Price, that is Market Price being the lowest trading price for the common stock during the one trading day period ending on the latest complete trading day prior to the conversion date. In conjunction with the convertible note, the Company issued warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share and returnable warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years form issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

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

Name	Age	Position
Shaun Donnelly	49	Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our sole officer and director.

Shaun Donnelly, age 49, Chief Executive Officer, Director

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2019, were timely.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2019 and 2018 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total

Shaun Donnelly, Chief Executive Officer,	2019	$120,000	$-	$-	$120,000
Chief Financial Officer and Director (1)	2018	$120,000	--	$--	$120,000

____________

1.	Mr. Donnelly accrued compensation at the rate of $10,000 per month. On September 3, 2016, Mr. Donnelly was issued 51 Series A preferred shares valued at $42,669.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 24, 2021, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

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

Name of Beneficial Owner (1)	Shares of Series A Preferred (3)	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Shaun Donnelly	51	100%	9,350,000	0.354%
Chief Executive Officer, Chief Financial Officer

All officers and directors as a group (1 person)	51	100%	9,350,000	0.354%

Name of beneficial owner (5%)

None

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. Based on 1,080,300,539share equivalents of common stock as of March 24, 2021.

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

During the year ended December 31, 2019, the Company accrued $120,000 of salary payable to the Director of the Company and paid $34,850 owing to him for the accrued salaries.

During the year ended December 31, 2018, the Company accrued $120,000 of salary payable to the Director of the Company and paid $25,520 owing to him for the accrued salaries.

During the year ended December 31, 2019 and 2018, the Director of the Company advance $1,750 and $nil for paying operating expenses on behalf of the Company, respectively.

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

	Year Ended December 31,
Category	2019	2018
Audit Fees (1)	$22,500	$33,500
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

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

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Item 15. Exhibits, Financial Statement Schedules. To Update

Exhibits

2.1	Share Exchange Agreement dated March 31, 2015, by and among Cala Energy Corp., Lingerie Fighting Championships, Inc., and the Shareholders of Lingerie Fighting Championships, Inc.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

2.2	Agreement and Plan of Merger dated April 1, 2015, by and among the Company and Lingerie Fighting Championships, Inc.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

2.3	Articles of Merger effective as of April 1, 2015 with the Nevada Secretary of State.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

3.1	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on November 16, 2017 2017 and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on February 14, 2017 and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on February 14, 2017 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on September 19, 2016 and incorporated herein by reference.

3.5	Certificate of Change of the Company pursuant to Nevada Revised Statutes Section 78.209, as filed with the Secretary of State of the State of Nevada on March 20, 2015.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

3.6	Amended and Restated Articles of Incorporation of the Company.	Form 10-K Filed with the Securities and Exchange Commission on May 5, 2014 and incorporated herein by this reference.

3.7	Amended Articles of Incorporation of the Company.	Form 10-K filed with the Securities and Exchange Commission on June 13, 2013 and incorporated herein by this reference.

3.8	Amended Articles of Incorporation of the Company.	Form 8-K filed with the Securities and Exchange Commission on March 31, 2010 and incorporated herein by this reference.

3.9	Amended and Restated Articles of Incorporation of Company	Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 incorporated herein by this reference.

3.10	Articles of Organization of the Company.	Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 and incorporated herein by this reference.

3.11	Amended and Restated Bylaws of the Company	Form 8-K filed with the Securities and Exchange Commission on July 22, 2015 and incorporated herein by this reference.

3.12	Bylaws of the Company	Form SB-2 filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by this reference.

10.1	Form of Founders Agreement, dated July 31, 2014, by and among Lingerie Fighting Championships, Inc., and Mohammed Ismail.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.2	Form of Founders Agreement, dated July 28, 2014, by and among Lingerie Fighting Championships, Inc., Michelle C. Blanchard and Stephen J. Ureczky.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.3	Form of Securities Purchase Agreement, by and among the Company and investors in the PPO financing.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.4	Form of Escrow Agreement, by and among the Company, CKR Law, LLP and investors in the PPO financing.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.5	2010 Long-Term Incentive Plan of the Company.	Form S-8 filed with the Securities and Exchange Commission on August 23, 2010 and incorporated herein by this reference.

10.6	Investment Agreement between Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.7	Registration Rights Agreement between Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.8	Commitment Fee Promissory Note between the Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.9	Employment Agreement between the Company and Shaun Donnelly (Form 8-K filed with the Securities and Exchange Commission on October 7, 2016 and incorporated herein by this reference)

10.10	Amendment to Employment Agreement between the Company and Shaun Donnelly

10.11	Amendment to the Convertible Note between the Company and EMA Financial, LLC dated February 20, 2018.

10.12	Amendment #2 to the Convertible Promissory Note issued on October 18, 2017 between the Company Auctus Fund, LLC, dated February 23, 2018

10.13	Securities Purchase Agreement between the Company and EMA Financial, LLC dated, July 2, 2018

10.14	12% Convertible Note issued to EMA Financial, LLC dated, July 2, 2018

10.15	Common Stock Purchase Warrant issued to EMA Financial, LLC dated, July 2, 2018

10.16	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, July 2, 2018

10.17	Convertible Promissory Note issued to Auctus Fund, LLC dated, July 2, 2018

10.18	Amendment #1 to the Convertible Promissory Note Issued on July 2, 2018 to Auctus Fund, LLC dated, July 2, 2018

10.19	Common Stock Purchase Warrant issued to Auctus Fund, LLC dated, July 2, 2018

10.20	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, March 22, 2019

10.21	Convertible Promissory Note issued to Auctus Fund, LLC dated, March 22, 2019

10.22	Common Stock Purchase Warrant issued to Auctus Fund, LLC dated, March 22, 2019

10.23	Securities Purchase Agreement between the Company and EMA Financial, LLC dated, March 25, 2019

10.24	12% Convertible Note issued to EMA Financial, LLC dated, March 25, 2019

10.25	Common Stock Purchase Warrant issued to EMA Financial, LLC dated, March 25, 2019

10.26*	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, October 23, 2019

10.27*	Convertible Promissory Note issued to Auctus Fund, LLC dated, October 23, 2019

10.28*	Common Stock Purchase Warrant issued to Auctus Fund, LLC dated, October 23, 2019

10.29*	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, August 4, 2020

10.30*	Convertible Promissory Note issued to Auctus Fund, LLC dated, August 4, 2020

10.31*	Common Stock Purchase Warrant A issued to Auctus Fund, LLC dated, August 4, 2020

10.32*	Common Stock Purchase Warrant B issued to Auctus Fund, LLC dated, August 4, 2020

10.33*	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, November 2, 2020

10.34*	Convertible Promissory Note issued to Auctus Fund, LLC dated, November 2, 2020

10.35*	Common Stock Purchase Warrant A issued to Auctus Fund, LLC dated, November 2, 2020

10.36*	Common Stock Purchase Warrant B issued to Auctus Fund, LLC dated, November 2, 2020

10.37*	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, March 4, 2021

10.38*	Convertible Promissory Note issued to Auctus Fund, LLC dated, March 4, 2021

10.39*	Common Stock Purchase Warrant (First Warrant) issued to Auctus Fund, LLC dated, March 4, 2021

10.40*	Common Stock Purchase Warrant (Second Warrant) issued to Auctus Fund, LLC dated, March 4, 2021

31.1*	Section 302 Certification

32.1*	Section 906 Certification

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: April 8, 2021	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	April 8, 2021
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

