Form 10-Q
period 2020-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2021-04-26
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

2,773,832,045 shares of common stock issued and outstanding as of April 24, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$25,414	$43,707
Total Current Assets	25,414	43,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$25,011	$494
Accounts payable - related party	348,518	301,018
Accrued interest payable	413,606	326,737
Convertible notes, net of $8,394 and $74,818 debt discount, respectively	780,435	714,011
Derivative liabilities	1,587,738	3,068,168
Total Current Liabilities	3,155,308	4,410,428

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 2,021,181,889 shares issued and outstanding	2,021,182	2,021,182
Additional paid-in capital (deficiency)	(596,339)	(596,339)
Accumulated deficit	(4,554,737)	(5,791,564)
Total stockholders’ deficit	(3,129,894)	(4,366,721)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,414	$43,707

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$4,260	$2,449	$7,360	$3,684
Cost of Services	-	11,250	2,300	11,250
GROSS PROFIT (LOSS)	4,260	(8,801)	5,060	(7,566)

OPERATING EXPENSES
Selling, general and administrative expenses	29,066	52,334	35,369	77,817
Management Salaries	30,000	30,000	60,000	60,000
Total Operating Expenses	59,066	82,334	95,369	137,817

OPERATING LOSS	(54,806)	(91,135)	(90,309)	(145,383)

OTHER INCOME (EXPENSE)
Interest expense	(76,647)	(89,200)	(153,294)	(159,810)
Gain (Loss) on change in fair value of derivative liabilities	34	(109,576)	1,480,430	(183,582)
Convertible note written off	-	-	-	100,000
Total other income (expense)	$(76,613)	$(198,776)	$1,327,136	$(243,392)

NET INCOME (LOSS)	$(131,419)	$(289,911)	$1,236,827	$(388,775)

Basic and Diluted Income (Loss) per Common Share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted Earnings (Loss) per Common Share	-	-	$0.00	$-
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	2,021,181,889	1,280,015,474	2,021,181,889	1,099,196,120
Diluted Weighted Average Shares of Common Stock Outstanding	-	-	15,993,128,466	-

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

					Additional		Total
	Common Stock		Preferred Shares		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Deficit	Deficit

Balance - December 31, 2019	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(5,791,564)	$(4,366,721)
Net income	-	-	-	-	-	1,368,246	1,368,246
Balance - March 31, 2020	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(4,423,318)	$(2,998,475)
Net loss	-	-	-	-	-	(131,419)	(131,419)
Balance - June 30, 2020	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(4,554,737)	$(3,129,894)

					Additional		Total
	Common Stock		Preferred Shares		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Deficit	Deficit

Balance - December 31, 2018	770,401,939	$770,402	51	$-	$391,555	$(3,490,021)	$(2,328,064)
Shares of common stock issued for conversion of debt	309,898,600	309,899	-	-	(303,314)	-	6,585
Derivative reclass to Additional paid-in capital due to conversion	-		-	-	78,516	-	78,516
Net loss	-	-	-	-	-	(98,864)	(98,864)
Balance - March 31, 2019	1,080,300,539	$1,080,301	51	$-	$166,757	$(3,588,885)	$(2,341,827)
Shares of common stock issued for conversion of debt	363,309,600	363,310	-	-	(348,777)	-	14,533
Derivative reclass to Additional paid-in capital due to conversion	-	-	-	-	66,437	-	66,437
Net loss	-	-	-	-	-	(289,911)	(289,911)
Balance - June 30, 2019	1,443,610,139	$1,443,611	51	$-	$(115,583)	$(3,878,796)	$(2,550,768)

The accompanying notes are an integral part of these financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,236,827	$(388,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	(1,480,430)	183,582
Amortization of debt discount	66,424	90,580
Convertible note written off	-	(100,000)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,134
Accounts payable - related party	47,500	47,650
Accounts payable and accrued liabilities	24,517	5,102
Accrued interest payable	86,869	69,230
Net cash used in operating activities	(18,293)	(91,497)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	116,000
Net cash provided by financing activities	-	116,000

Net increase (decrease) in cash and cash equivalents	(18,293)	24,503
Cash and cash equivalents - beginning of period	43,707	3,439
Cash and cash equivalents - end of period	$25,414	$27,942

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$-	$132,000
Derivative liabilities reclass to Additional paid-in capital due to conversion	$-	$144,953
Shares of common stock issued for conversion of debt and accrued interest	$-	$21,117

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $25,414 and $43,707 in cash and cash equivalents as at June 30, 2020 and December 31, 2019, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming. For the six months ended June 30, 2020 and 2019, the Company recognized revenue of $7,360 and $3,684 and cost of sales of $2,300 and $11,250, resulting in gross profit of $5,060 and gross loss of 7,566, respectively.

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

Six months ended June 30, 2020

For the six months ended June 30, 2020, 15,993,128,466 shares of common stock from the convertible notes and warrants were included in the calculation of diluted earnings per shares.

June 30, 2020
(Shares)
Convertible notes payable	15,023,295,133
Warrants	969,833,333
15,993,128,466

Basic earnings per common share

Six months ended
June 30, 2020
Net Income	$1,236,827

Basic Weighted Average Common Shares Outstanding	2,021,181,889

Basic Earnings per Common Share	$0.00

Diluted earnings per common share

Six months ended
June 30, 2020
Net Income	$1,236,827

Diluted Weighted Average Common Shares Outstanding	15,993,128,466

Diluted Earnings per Common Share	$0.00

Three Months Ended June 30, 2020

For the three months ended June 30, 2020, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

June 30, 2020
(Shares)
Convertible notes payable	15,023,295,133
Warrants	969,833,333
15,993,128,466

Six Months and Three Months Ended June 30, 2019

For the six months ended June 30, 2019, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

June 30, 2019
(Shares)
Convertible notes payable	13,485,352,533
Warrants	469,833,333
13,955,185,866

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per shares of common stock:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Net Loss	$(289,911)	$(388,775)

Basic and Diluted Weighted Average Common Shares Outstanding	1,280,015,474	1,099,196,120

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

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

The following table summarizes fair value measurement by level at June 30, 2020 and December 31, 2019, measured at fair value on a recurring basis:

June 30, 2020	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,587,738	1,587,738

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	3,068,168	3,068,168

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

There were 51 and 51 preferred shares issued and outstanding as at June 30, 2020 and December 31, 2019.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the year ended December 31, 2019, the Company issued 1,250,779,950 shares of common stock for conversion of convertible note principal amount of $43,067 and accrued interest of $1,153.

As of June 30, 2020 and December 31, 2019, the shares of common stock issued and outstanding was 2,021,181,889.

NOTE 5 – WARRANTS

During the six months ended June 30, 2020 and year ended December 31, 2019, in conjunction with the issuance of convertible notes, the Company issued warrants to purchase 0 and 824,833,333 shares of common stock, exercisable for five years from issuance at weighted average exercise price of $0.0002 per share.

The below table summarizes the activity of warrants exercisable for shares of common stock during the six months ended June 30, 2020 and the year ended December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2018	145,000,000	$0.0003
Granted	824,833,333	0.0002
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2019	969,833,333	$0.0002
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balances as of June 30, 2020	969,833,333	$0.0002

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended June 30, 2020 and 2019:

	Six Months ended
	June 30,
	2020	2019
Exercise price	$0.0002	$0.0003
Expected term	3.93 years	5 years
Expected average volatility	355% - 384%	288% - 310%
Expected dividend yield	-	-
Risk-free interest rate	0.18% - 0.34%	2.23% - 2.24%

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2020:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
969,833,333	3.93	$0.0002	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of June 30, 2020, the aggregate intrinsic value of warrants outstanding was approximately $nil based on the closing market price of $0.0001 on June 30, 2020.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note during the six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, the Company valued the fair value on the 969,833,333 units of common stock purchase warrants granted at $96,942 and $96,956 based on Black-Scholes option valuation model, respectively.

NOTE 6 – CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Convertible Promissory Notes to Auctus Fund	$423,748	$357,324
Convertible Promissory Notes to EMA Financial	301,271	301,271
Convertible Promissory Notes to Tangiers	23,801	23,801
Convertible Promissory Notes to Denali	31,615	31,615
Total Convertible Debts	$780,435	$714,011

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

As of June 30, 2020, the note is presented net of a debt discount of $5,011.

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

As of June 30, 2020, the notes are presented net of a debt discount of $76,750.

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

As of June 30, 2020, the note is presented net of a debt discount of $50,745.

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

As of June 30, 2020, the note is presented net of a debt discount of $58,636.

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

As of June 30, 2020, the note is presented net of a debt discount of $30,000.

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

As of June 30, 2020, the note is presented net of a debt discount of $48,500.

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

As of June 30, 2020, the note is presented net of a debt discount of $62,500.

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

As of June 30, 2020, the note is presented net of a debt discount of $91,605.

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

As of June 30, 2020, the note is presented net of a debt discount of $47,521.

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

As of June 30, 2020, the notes are presented net of a debt discount of $49,190.

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

As of June 30, 2020, the note is presented net of a debt discount of $58,636.

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

As of June 30, 2020, the note is presented net of a debt discount of $27,174.

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

As of June 30, 2020, the note is presented net of a debt discount of $49,250.

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

As of June 30, 2020, the note is presented net of a debt discount of $69,500.

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

As of June 30, 2020, the note is presented net of a debt discount of $23,801.

The note is currently in default.

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 shares of common stock.

As of June 30, 2020, the note principal balance was $31,615.

The note is currently in default.

Accrued interest on convertible notes

During the six months ended June 30, 2020 and 2019, interest expense of $86,870 and $69,230 was incurred on convertible notes, respectively. As of June 30, 2020 and December 31, 2019, accrued interest payable on convertible notes was $413,606 and $326,737, respectively.

Summary of Conversions

During the six months ended June 30, 2020, there were no note conversion to common stock.

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

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2020:

Balance - December 31, 2019	$3,068,168
Gain on change in fair value of the derivative	(1,480,430)
Balance - June 30, 2020	$1,587,738

The following table summarizes the loss on derivative liability included in the income statement for the six months ended June 30, 2020 and 2019, respectively.

	Six Months Ended
	June 30,	June 30,
	2020	2019
Day one loss due to derivative liabilities on convertible notes	$-	$(279,421)
Gain on change in fair value of derivative liabilities on convertible notes and warrants	1,480,430	95,839
Gain (Loss) on change in fair value of derivative liabilities	$1,480,430	$(183,582)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Six Months Ended
	June 30,	June 30,
	2020	2019
Expected term	0.06 years	0.48 - 0.49 years
Expected average volatility	-	288% - 1099%
Expected dividend yield	-	-
Risk-free interest rate	-	2.09% - 2.47%

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020, the Company accrued $60,000 of salary payable to the Director of the Company and paid $12,500 owing to him for the accrued salaries.

During the six ended June 30, 2019, the Company accrued $60,000 of salary payable to the Director of the Company and paid $12,350 owing to him for the accrued salaries.

As of June 30, 2020 and December 31, 2019, amount due to the related party was $348,518 and $301,018, respectively.

NOTE 9 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020 and through the date that these financials were made available, the Company had the following subsequent events:

Conversion of convertible notes and accrued interest to common stock

The Company issued 557,166,286 shares of common stock for conversion of convertible note principal amount of $3,746 and accrued interest of $18,541.

Exercise of warrants to common stock

The Company issued 195,483,870 shares of common stock from the exercise of 207,034,884 units of common stock purchase warrants.

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

Results of Operations

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

Our operating results for the three months ended June 30, 2020 and June 30, 2019, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,		Changes
Statement of Operations Data:	2020	2019	Amount	%

Revenue	$4,260	$2,449	$1,811	74%
Cost of Services	-	(11,250)	11,250	-
Total operating expenses	(59,066)	(82,334)	23,268	(28%)
Other income (expense)	(76,613)	(198,776)	122,163	(61%)
Net Income (loss)	$(131,419)	$(289,911)	$158,492	(55%)

Revenues

We generated revenues of 4,260 and $2,449 for the three months ended June 30, 2020 and 2019, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $0 and $11,250 for the three months ended June 30, 2020 and 2019, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $59,066 and $82,334 for the three months ended June 30, 2020 and 2019, respectively. The decrease in operating expenses was primarily due to the decrease in professional fees.

Other Income (Expenses)

We recognized total other expense of $76,613 and incurred other expense of $198,776 for the three months ended June 30, 2020 and 2019, respectively. The decrease in other expense was mainly attributed to $34 gain on change in fair value of derivative liabilities from the convertible notes during the three months ended June 30, 2020 as compared to loss on change in fair value of derivative liabilities of $109,576 incurred during the three months ended June 30, 2019.

Net Income (Loss)

We incurred net loss of $131,419 and $289,911 during the three months ended June 30, 2020 and 2019, respectively. The decrease in our net loss was mainly attributed to the decrease in other expense due to the increase in loss on change in fair value of derivative liabilities during the three months ended June 30, 2020.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

Our operating results for the six months ended June 30, 2020 and June 30, 2019, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	June 30,		Changes
Statement of Operations Data:	2020	2019	Amount	%

Revenue	$7,360	$3,684	$3,676	100%
Cost of Services	(2,300)	(11,250)	8,950	-
Total operating expenses	(95,369)	(137,817)	42,448	(31%)
Other income (expense)	1,327,136	(243,392)	1,570,528	(645%)
Net Income (loss)	$1,236,827	$(388,775)	$1,625,602	(418%)

Revenues

We generated revenues of $7,360 and $3,684 for the six months ended June 30, 2020 and 2019, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $2,300 and $11,250 for the six months ended June 30, 2020 and 2019, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $95,369 and $137,817 for the six months ended June 30, 2020 and 2019, respectively. The decrease in operating expenses was primarily due to the decrease in professional fees.

Other Income (Expenses)

We recognized total other income of $1,327,136 and incurred other expense of $243,392 for the six months ended June 30, 2020 and 2019, respectively. The increase in other expense was mainly attributed to $1,480,430 gain on change in fair value of derivative liabilities from the convertible notes during the six months ended June 30, 2020 as compared to loss on change in fair value of derivative liabilities of $183,582 incurred during the six months ended June 30, 2019.

Net Income (Loss)

We recognized net income of $1,236,827 and incurred net loss of $388,775 during the six months ended June 30, 2020 and 2019, respectively. The increase in our net income was mainly attributed to the increase in other income due to the increase in gain on change in fair value of derivative liabilities during the six months ended June 30, 2020.

Liquidity and Capital Resources

	June 30,	December 31,	Changes
Working Capital Data:	2020	2019	Amount%

Current Assets	$25,414	$43,707	$(18,293	)(42%)
Current Liabilities	$3,155,308	$4,410,428	(1,255,120	)(28%)
Working Capital Deficiency	$(3,129,894)	$(4,366,721)	1,236,827	(28%)

At June 30, 2020 we had a working capital deficiency of $3,129,894 and an accumulated deficit of $4,554,737. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020.

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

The following table sets forth certain information about our cash flow during the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,		Changes
Cash Flows Data:	2020	2019	Amount%

Cash Flows used in Operating Activities	$(18,293)	$(91,497)	$73,204	(80%)
Cash Flows provided by Financing Activities	-	116,000	(116,000	)(100%)
Net increase (decrease) in cash during period	$(18,293)	$24,503	$(42,796	)(175%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the six months ended June 30, 2020, net cash flows used in operating activities was $18,293, consisting of a net income of $1,236,827, increased by amortization of debt discount of $66,424 and net changes in operating assets and liabilities of $158,886, and decreased by gain on change in fair value of derivative liabilities of $1,480,430.

During the six months ended June 30, 2019, net cash flows used in operating activities was $91,497, consisting of a net loss of $338,775, increased by convertible note written off of $100,000, and decreased by loss on change in fair value of derivative liabilities of $183,582, amortization of debt discount of $90,580 and net changes in operating assets and liabilities of $123,116.

Cash Flows from Investing Activities

There were no investing activities during the six months ended June 30, 2020 and 2019.

Cash Flows from Financing Activities

There were no financing activities during the six months ended June 30, 2020.

During the six months ended June 30, 2019, net cash provided by financing activities was $116,000 consists of proceeds from the issuance of convertible notes of $116,000.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

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

As of June 30, 2020, total note payable amount of $688,829 in default as follows:

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

______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: April 26, 2021	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	April 26, 2021
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

