Form 10-Q
period 2020-09-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2021-05-05
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

2,773,832,045 shares of common stock issued and outstanding as of May 3, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$788	$43,707
Total Current Assets	788	43,707

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$39,748	$494
Accounts payable - related party	367,018	301,018
Accrued interest payable	458,028	326,737
Convertible notes, net of $26,753 and $74,818 debt discount, respectively	793,076	714,011
Derivative liabilities	1,637,237	3,068,168
Total Current Liabilities	3,295,107	4,410,428

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 2,021,181,889 shares issued and outstanding	2,021,182	2,021,182
Additional paid-in capital (deficiency)	(596,339)	(596,339)
Accumulated deficit	(4,719,162)	(5,791,564)
Total stockholders' deficit	(3,294,319)	(4,366,721)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$788	$43,707

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$14,661	$18,939	$22,021	$22,623
Cost of Services	23,552	22,369	25,852	33,619
GROSS PROFIT (LOSS)	(8,891)	(3,430)	(3,831)	(10,996)

OPERATING EXPENSES
Selling, general and administrative expenses	43,972	15,027	79,341	92,844
Management Salaries	30,000	30,000	90,000	90,000
Total Operating Expenses	73,972	45,027	169,341	182,844

OPERATING LOSS	(82,863)	(48,457)	(173,172)	(193,840)

OTHER INCOME (EXPENSE)
Interest expense	(57,063)	(81,196)	(210,357)	(241,006)
Gain (Loss) on change in fair value of derivative liabilities	(24,499)	28,108	1,455,931	(155,474)
Convertible note written off	-	-	-	100,000
Total other income (expense)	$(81,562)	$(53,088)	$1,245,574	$(296,480)

NET INCOME (LOSS)	$(164,425)	$(101,545)	$1,072,402	$(490,320)

Basic and Diluted Income (Loss) per Common Share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted Earnings (Loss) per Common Share	-	-	$0.00	$-
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	2,021,181,889	1,758,243,812	2,021,181,889	1,321,630,505
Diluted Weighted Average Shares of Common Stock Outstanding	-	-	16,509,795,132	-

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit
Balance - December 31, 2019	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(5,791,564)	$(4,366,721)
Net income	-	-	-	-	-	1,368,246	1,368,246
Balance - March 31, 2020	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(4,423,318)	$(2,998,475)
Net loss	-	-	-	-	-	(131,419)	(131,419)
Balance - June 30, 2020	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(4,554,737)	$(3,129,894)
Net loss	-	-	-	-	-	(164,425)	(164,425)
Balance - September 30, 2020	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(4,719,162)	$(3,294,319)

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit
Balance - December 31, 2018	770,401,939	$770,402	51	$-	$391,555	$(3,490,021)	$(2,328,064)
Shares of common stock issued for conversion of debt	309,898,600	309,899	-	-	(303,314)	-	6,585
Derivative reclass to Additional paid-in capital due to conversion	-		-	-	78,516	-	78,516
Net loss	-	-	-	-	-	(98,864)	(98,864)
Balance - March 31, 2019	1,080,300,539	$1,080,301	51	$-	$166,757	$(3,588,885)	$(2,341,827)
Shares of common stock issued for conversion of debt	363,309,600	363,310	-	-	(348,777)	-	14,533
Derivative reclass to Additional paid-in capital due to conversion	-	-	-	-	66,437	-	66,437
Net loss	-	-	-	-	-	(289,911)	(289,911)
Balance - June 30, 2019	1,443,610,139	$1,443,611	51	$-	$(115,583)	$(3,878,796)	$(2,550,768)
Shares of common stock issued for conversion of debt	577,571,750	577,572	-	-	(554,469)	-	23,103
Derivative reclass to Additional paid-in capital due to conversion	-	-	-	-	73,713	-	73,713
Net loss	-	-	-	-	-	(101,545)	(101,545)
Balance - September 30, 2019	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(3,980,341)	$(2,555,497)

The accompanying notes are an integral part of these financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,072,402	$(490,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	(1,455,931)	155,473
Amortization of debt discount	79,065	134,740
Convertible note written off	-	(100,000)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,134
Accounts payable - related party	66,000	67,650
Accounts payable and accrued liabilities	39,254	7,223
Accrued interest payable	131,291	106,266
Net cash used in operating activities	(67,919)	(117,834)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	25,000	116,000
Net cash provided by financing activities	25,000	116,000

Net decrease in cash and cash equivalents	(42,919)	(1,834)
Cash and cash equivalents - beginning of period	43,707	3,439
Cash and cash equivalents - end of period	$788	$1,605

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$31,000	$132,000
Derivative liabilities reclass to Additional paid-in capital due to conversion	$-	$218,666
Shares of common stock issued for conversion of debt and accrued interest	$-	$44,220

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $788 and $43,707 in cash and cash equivalents as at September 30, 2020 and December 31, 2019, respectively.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,“Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming. For the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $22,021 and $22,623 and cost of sales of $25,852 and $33,619, resulting in gross loss of $3,831 and $10,996, respectively.

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

Nine months ended September 30, 2020

For the nine months ended September 30, 2020, 16,509,795,132 shares of common stock from the convertible notes and warrants were included in the calculation of diluted earnings per shares.

September 30,
2020
(Shares)
Convertible notes payable	15,333,295,133
Warrants	1,176,499,999
16,509,795,132

Basic earnings per common share

Nine months ended
September 30, 2020
Net Income	$1,245,574

Basic Weighted Average Common Shares Outstanding	2,021,181,889

Basic Earnings per Common Share	$0.00

Diluted earnings per common share

Nine months ended
September 30, 2020
Net Income	$1,245,574

Diluted Weighted Average Common Shares Outstanding	16,509,795,132

Diluted Earnings per Common Share	$0.00

Three Months Ended September 30, 2020

For the three months ended September 30, 2020, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

September 30,
2020
(Shares)
Convertible notes payable	15,333,295,133
Warrants	1,176,499,999
16,509,795,132

Nine Months and Three Months Ended September 30, 2020

For the three months and nine months ended September 30, 2019, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

September 30,
2019
(Shares)
Convertible notes payable	13,023,295,133
Warrants	469,833,333
13,493,128,466

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted loss per shares of common stock:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Net Loss	$(101,545)	$(490,320)

Basic and Diluted Weighted Average Common Shares Outstanding	1,758,243,812	1,321,630,505

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

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

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis. (See Note 7)

The following table summarizes fair value measurement by level at September 30, 2020 and December 31, 2019, measured at fair value on a recurring basis:

September 30, 2020	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	1,637,237	1,637,237

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	3,068,168	3,068,168

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

There were 51 and 51 preferred shares issued and outstanding as at September 30, 2020 and December 31, 2019.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the year ended December 31, 2019, the Company issued 1,250,779,950 shares of common stock for conversion of convertible note principal amount of $43,067 and accrued interest of $1,153.

As of September 30, 2020 and December 31, 2019, the shares of common stock issued and outstanding was 2,021,181,889.

NOTE 5 – WARRANTS

During the nine months ended September 30, 2020 and year ended December 31, 2019, in conjunction with the issuance of convertible notes, the Company issued warrants to purchase 206,666,666 and 824,833,333 shares of common stock, exercisable for five years from issuance at weighted average exercise price of $0.0002 per share.

The below table summarizes the activity of warrants exercisable for shares of common stock during the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2018	145,000,000	$0.0003
Granted	824,833,333	0.0002
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2019	969,833,333	$0.0002
Granted	206,666,666	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of September 30, 2020	1,176,499,999	$0.0002

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2020 and 2019:

	Nine Months ended
	September 30,
	2020	2019
Exercise price	$0.0002	$0.0003
Expected term	3.89 years	5 years
Expected average volatility	343% - 367%	288% - 310%
Expected dividend yield	-	-
Risk-free interest rate	0.16% - 0.34%	2.23% - 2.24%

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2020:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
1,176,499,999	3.89	$0.0002	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of September 30, 2020, the aggregate intrinsic value of warrants outstanding was approximately $nil based on the closing market price of $0.0001 on September 30, 2020.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note during the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company valued the fair value on the 1,176,499,999 units of common stock purchase warrants granted at $117,556 and $96,956 based on Black-Scholes option valuation model, respectively.

NOTE 6 – CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Convertible Promissory Notes to Auctus Fund	$436,389	$357,324
Convertible Promissory Notes to EMA Financial	301,271	301,271
Convertible Promissory Notes to Tangiers	23,801	23,801
Convertible Promissory Notes to Denali	31,615	31,615
Total Convertible Debts	$793,076	$714,011

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

As of September 30, 2020, the note is presented net of a debt discount of $5,011.

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

As of September 30, 2020, the notes are presented net of a debt discount of $76,750.

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

As of September 30, 2020, the note is presented net of a debt discount of $50,745.

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

As of September 30, 2020, the note is presented net of a debt discount of $58,636.

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

As of September 30, 2020, the note is presented net of a debt discount of $30,000.

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

As of September 30, 2020, the note is presented net of a debt discount of $48,500.

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

As of September 30, 2020, the note is presented net of a debt discount of $62,500.

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

As of September 30, 2020, the note is presented net of a debt discount of $100,000.

This note is currently in default.

Auctus#9

On August 4, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $31,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on August 4, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price during the previous five trading date period ending on the latest completed trading Day prior to the date of this Note and (ii) Variable Conversion Price, that is Market Price being the volume weighted average price (VWAP) for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $31,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 206,666,666 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of September 30, 2020, the note is presented net of a debt discount of $4,247.

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

As of September 30, 2020, the note is presented net of a debt discount of $47,521.

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

As of September 30, 2020, the notes are presented net of a debt discount of $49,190.

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

As of September 30, 2020, the note is presented net of a debt discount of $58,636.

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

As of September 30, 2020, the note is presented net of a debt discount of $27,174.

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

As of September 30, 2020, the note is presented net of a debt discount of $49,250.

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

As of September 30, 2020, the note is presented net of a debt discount of $69,500.

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

As of September 30, 2020, the note is presented net of a debt discount of $23,801.

The note is currently in default.

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 shares of common stock.

As of September 30, 2020, the note principal balance was $31,615.

The note is currently in default.

Accrued interest on convertible notes

During the nine months ended September 30, 2020 and 2019, interest expense of $131,292 and $106,266 was incurred on convertible notes, respectively. As of September 30, 2020 and December 31, 2019, accrued interest payable on convertible notes was $458,028 and $326,737, respectively.

Summary of Conversions

During the nine months ended September 30, 2020, there were no note conversion to common stock.

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

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2020:

Balance - December 31, 2019	$3,068,168
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	4,338
Addition of new derivative liabilities upon issuance of warrants as debt discount	20,662
Addition of new derivatives liabilities recognized as day one loss	21,654
Gain on change in fair value of the derivative	(1,477,586)
Balance - September 30, 2020	$1,637,236

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Day one loss due to derivative liabilities on convertible notes	$(21,654)	$(279,421)
Gain on change in fair value of derivative liabilities on convertible notes and warrants	1,477,586	123,948
Gain (Loss) on change in fair value of derivative liabilities	$1,455,932	$(155,473)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Expected term	0.86 years	0.423 - 0.24 years
Expected average volatility	280% - 391%	288% - 1099%
Expected dividend yield	-	-
Risk-free interest rate	0.12%	1.91% - 2.47%

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020, the Company accrued $90,000 of salary payable to the Director of the Company and paid $24,000 owing to him for the accrued salaries.

During the nine months ended September 30, 2019, the Company accrued $90,000 of salary payable to the Director of the Company and paid $22,350 owing to him for the accrued salaries.

As of September 30, 2020 and December 31, 2019, amount due to the related party was $367,018 and $301,018, respectively.

NOTE 9 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020 and through the date that these financials were made available, the Company had the following subsequent events:

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

Results of Operations

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

Our operating results for the three months ended September 30, 2020 and September 30, 2019, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30,		Changes
Statement of Operations Data:	2020	2019	Amount	%

Revenue	$14,661	$18,939	$(4,278)	(23%)
Cost of Services	(23,552)	(22,369)	(1,183)	-
Total operating expenses	(73,972)	(45,027)	(28,945)	64%
Other expense	(81,562)	(53,088)	(28,474)	54%
Net loss	$(164,425)	$(101,545)	$(62,880)	62%

Revenues

We generated revenues of $14,661 and $18,939 for the three months ended September 30, 2020 and 2019, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $23,552 and $22,369 for the three months ended September 30, 2020 and 2019, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $73,972 and $45,027 for the three months ended September 30, 2020 and 2019, respectively. The increase in operating expenses was primarily due to the increase in professional fees.

Other Income (Expenses)

We recognized total other expense of $81,562 and incurred other expense of $53,088 for the three months ended September 30, 2020 and 2019, respectively. The increase in other expense was mainly attributed to $24,499 loss on change in fair value of derivative liabilities from the convertible notes during the three months ended September 30, 2020 as compared to gain on change in fair value of derivative liabilities of $28,108 incurred during the three months ended September 30, 2019.

Net Income (Loss)

We incurred net loss of $164,425 and $101,545 during the three months ended September 30, 2020 and 2019, respectively. The increase in our net loss was mainly attributed to the increase in operating expenses and other expense the three months ended September 30, 2020.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

Our operating results for the nine months ended September 30, 2020 and September 30, 2019, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	September 30,		Changes
Statement of Operations Data:	2020	2019	Amount	%

Revenue	$22,021	$22,623	$(602)	(3%)
Cost of Services	(25,852)	(33,619)	7,767	-
Total operating expenses	(169,341)	(182,844)	13,503	(7%)
Other income (expense)	1,245,574	(296,480)	1,542,054	(520%)
Net Income (loss)	$1,072,402	$(490,320)	$1,562,722	(319%)

Revenues

We generated revenues of $22,021 and $22,623 for the nine months ended September 30, 2020 and 2019, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $25,852 and $33,619 for the nine months ended September 30, 2020 and 2019, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $169,341 and $182,844 for the nine months ended September 30, 2020 and 2019, respectively. The decrease in operating expenses was primarily due to the decrease in legal fees and transfer agent fees.

Other Income (Expenses)

We recognized total other income of $1,245,574 and incurred other expense of $296,480 for the nine months ended September 30, 2020 and 2019, respectively. The increase in other income was mainly attributed to $1,455,931 gain on change in fair value of derivative liabilities from the convertible notes during the nine months ended September 30, 2020 as compared to loss on change in fair value of derivative liabilities of $155,474 incurred during the nine months ended September 30, 2019.

Net Income (Loss)

We recognized net income of $1,072,402 and incurred net loss of $490,320 during the nine months ended September 30, 2020 and 2019, respectively. The increase in our net income was mainly attributed to the increase in other income and decrease in operating expenses during the nine months ended September 30, 2020.

Liquidity and Capital Resources

	September 30,	December 31,	Changes
Working Capital Data:	2020	2019	Amount	%

Current Assets	$788	$43,707	$(42,919)	(98%)
Current Liabilities	$3,295,107	$4,410,428	(1,115,321)	(25%)
Working Capital Deficiency	$(3,294,319)	$(4,366,721)	1,072,402	(25%)

At September 30, 2020 we had a working capital deficiency of $3,294,319 and an accumulated deficit of $4,719,162. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020.

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

The following table sets forth certain information about our cash flow during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,		Changes
Cash Flows Data:	2020	2019	Amount	%

Cash Flows used in Operating Activities	$(67,919)	$(117,834)	$49,915	(42%)
Cash Flows provided by Financing Activities	25,000	116,000	(91,000)	(78%)
Net decrease in cash during period	$(42,919)	$(1,834)	$(41,085)	2240%

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the nine months ended September 30, 2020, net cash flows used in operating activities was $67,919, consisting of a net income of $1,072,402, increased by amortization of debt discount of $79,065 and net changes in operating assets and liabilities of $236,545, and decreased by gain on change in fair value of derivative liabilities of $1,455,931.

During the nine months ended September 30, 2019, net cash flows used in operating activities was $117,834, consisting of a net loss of $490,320, increased by convertible note written off of $100,000, and decreased by loss on change in fair value of derivative liabilities of $155,473, amortization of debt discount of $134,740 and net changes in operating assets and liabilities of $182,273.

Cash Flows from Investing Activities

There were no investing activities during the nine months ended September 30, 2020 and 2019.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020 and September 30, 2019, net cash provided by financing activities was $25,000 and $116,000 for proceeds from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,“Revenue Recognition” following the five steps procedure:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of September 30, 2020, total note payable amount of $688,829 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus #1	5/20/2016	2/20/2017	$5,011
Auctus #2	9/20/2016	6/20/2017	$76,750
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#4	11/2/2017	8/2/2018	$58,636
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
EMA#1	9/6/2016	9/7/2017	$47,521
EMA#2	9/27/2017	11/3/2017	$49,190
EMA#3	10/31/2017	10/31/2018	$58,636
EMA#4	3/5/2018	3/5/2019	$27,174
EMA#5	8/9/2018	5/9/2019	$49,250
EMA#6	3/25/2019	12/25/2019	$69,500
Tangiers #1	4/4/2016	11/4/2016	$23,801
Denali	1/10/2017	11/4/2016	$31,615
			$788,829

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: May 5, 2021	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	May 5, 2021
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

