Form 10-K
period 2020-12-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2021-06-07
CIK 1407704

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(702) 505-0743

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2020, was $201,183.

The number of shares of registrant's common stock outstanding as of May 28, 2021 was 2,773,832,045.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

(b) Holders

As of May 28, 2021, we had approximately 248 shareholders of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Island Stock Transfer. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

At December 31, 2020, we did not have any equity compensation plans that were not approved by stockholders.

Transfer Agent

Our transfer agent is VStock Transfer, LLC., 18 Lafayette Place Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company issued 317,919,774 shares of common stock for conversion of convertible note accrued interest of $12,717.

During the year ended December 31, 2019, the Company issued 1,250,779,950 shares of common stock for conversion of convertible note principal amount of $43,067 and accrued interest of $1,153.

Rule 10B-18 Transactions

During the year ended December 31, 2020, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Year ended December 31, 2020 as compared to the Year ended December 31, 2019

Our operating results for the year ended December 31, 2020 and December 31, 2019, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,		Changes
Statement of Operations Data:	2020	2019	Amount	%

Revenue	$27,776	$27,376	$400	1%
Cost of Services	(27,652)	(38,819)	11,167	-
Total operating expenses	(233,052)	(210,437)	(22,615)	11%
Other expense	(2,173,096)	(2,079,663)	(93,433)	4%
Net loss	$(2,406,024)	$(2,301,543)	$(104,481)	5%

Revenues

We generated revenues of 27,776 and $27,376 for the year ended December 31, 2020 and 2019, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $27,652 and $38,819 for the year ended December 31, 2020 and 2019, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $233,052 and $210,437 for the year ended December 31, 2020 and 2019, respectively. The increase in operating expenses was primarily due to the increase in professional fees and travel expense.

Other Income (Expenses)

We incurred total other expense of $2,173,096 and $2,079,663 for the year ended December 31, 2020 and 2019, respectively. The increase in other expense was mainly attributed to $1,922,876 loss on change in fair value of derivative liabilities from the convertible notes and warrants during the year ended December 31, 2020 as compared to loss on change in fair value of derivative liabilities of $1,842,035 during the year ended December 31, 2019.

Net Income (Loss)

We incurred net loss of $2,406,024 and $2,301,543 during the year ended December 31, 2020 and 2019, respectively. The increase in our net loss was mainly attributed to the increase in operating expenses and other expense during the year ended December 31, 2020.

Liquidity and Capital Resources

	December 31,	December 31,	Changes
Working Capital Data:	2020	2019	Amount	%

Current Assets	$4,142	$43,707	$(39,565)	(91)%
Current Liabilities	$5,883,009	$4,410,428	1,472,581	33%
Working Capital Deficiency	$(5,878,867)	$(4,366,721)	(1,512,146)	35%

At December 31, 2020, we had a working capital deficiency of $5,878,867 and an accumulated deficit of $8,197,588. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2020.

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

The following table sets forth certain information about our cash flow during the year ended December 31, 2020 and December 31, 2019:

	Year Ended
	December 31,		Changes
Cash Flows Data:	2020	2019	Amount	%

Cash Flows used in Operating Activities	$(78,915)	$(164,732)	$85,817	(52)%
Cash Flows provided by Financing Activities	39,350	205,000	(165,650)	(81)%
Net increase (decrease) in cash during period	$(39,565)	$40,268	$(79,833)	(198)%

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the year ended December 31, 2020, net cash flows used in operating activities was $78,915, consisting of a net loss of $2,406,024, increased by accrued interest written off of $21,860, and decreased by loss on change in fair value of derivative liabilities of $1,922,876 and amortization of debt discount of $118,934 and net changes in operating assets and liabilities of $307,159.

During the year ended December 31, 2019, net cash flows used in operating activities was $164,732, consisting of a net loss of $2,301,543, increased by convertible note written off of $100,000 and accounts payable written off of $7,821, and decreased by loss on change in fair value of derivative liabilities of $1,842,035 and amortization of debt discount of $200,521 and net changes in operating assets and liabilities of $202,076.

Cash Flows from Investing Activities

There was no investing activities during the year ended December 31, 2020 and December 31, 2019.

Cash Flows from Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $39,350 consists of proceeds from the issuance of convertible notes of $216,100, offset by repayment to related party of $1,750 and repayment of convertible notes and redemption of warrants of $175,000.

During the year ended December 31, 2019, net cash provided by financing activities was $205,000 consists of proceeds from the issuance of convertible notes of $203,250 and advancement from related party of $1,750.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

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

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. For the Company, the new standard was effective on January 1, 2021 and we do not expect the adoption of this guidance to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Lingerie Fighting Championships, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lingerie Fighting Championships, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

June 3, 2021

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$4,142	$43,707
Total Current Assets	4,142	43,707

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$65,108	$494
Accounts payable - related party	388,668	301,018
Accrued interest payable	287,429	326,737
Convertible notes, net of $211,884 and $74,818 debt discount, respectively	531,674	714,011
Derivative liabilities	4,610,130	3,068,168
Total Current Liabilities	5,883,009	4,410,428

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 2,339,101,663 and 2,021,181,889 shares issued and outstanding, respectively	2,339,102	2,021,182
Additional paid-in capital (deficiency)	(20,381)	(596,339)
Accumulated deficit	(8,197,588)	(5,791,564)
Total stockholders' deficit	(5,878,867)	(4,366,721)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,142	$43,707

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2020	2019

Revenue	$27,776	$27,376
Cost of services	27,652	38,819
GROSS PROFIT (LOSS)	124	(11,443)

OPERATING EXPENSES
Selling, general and administrative expenses	52,302	15,040
Professional fees	60,750	75,397
Management Salaries	120,000	120,000
Total Operating Expenses	233,052	210,437

OPERATING LOSS	(232,928)	(221,880)

OTHER INCOME (EXPENSE)
Interest expense	(272,080)	(345,449)
Loss on change in fair value of derivative liabilities	(1,922,876)	(1,842,035)
Accrued interest written off	21,860	-
Convertible note written off	-	100,000
Accounts payable written off	-	7,821
Total Other Expense	$(2,173,096)	$(2,079,663)

NET LOSS	$(2,406,024)	$(2,301,543)

Basic and Diluted Income (Loss) per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	2,539,232,818	1,497,474,022

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENED DECEMBER 31, 2020 AND DECEMBER 31, 2019

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2018	770,401,939	$770,402	51	$-	$391,555	$(3,490,021)	$(2,328,064)
Shares of common stock issued for conversion of debts	1,250,779,950	1,250,780	-	-	(1,206,560)	-	44,220
Derivative liabilities reclass to additional paid-in capital due to conversion	-		-	-	218,666	-	218,666
Net loss	-	-	-	-	-	(2,301,543)	(2,301,543)
Balance - December 31, 2019	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(5,791,564)	$(4,366,721)
Repayment of convertible notes and redemption of warrants	-	-	-	-	881,161	-	881,161
Shares of common stock issued for conversion of debts	317,919,774	317,920	-	-	(222,544)	-	95,376
Derivative liabilities reclass to additional paid-in capital due to conversion	-	-	-	-	(82,659)	-	(82,659)
Net loss	-	-	-	-	-	(2,406,024)	(2,406,024)
Balance - December 31, 2020	2,339,101,663	$2,339,102	51	$-	$(20,381)	$(8,197,588)	$(5,878,867)

The accompanying notes are an integral part of these financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,406,024)	$(2,301,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liabilities	1,922,876	1,842,035
Amortization of debt discount	118,934	200,521
Accrued interest written off	(21,860)	-
Convertible note written off	-	(100,000)
Accounts payable written off	-	(7,821)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,134
Accounts payable - related party	89,400	85,150
Accounts payable and accrued liabilities	64,614	864
Accrued interest payable	153,145	144,928
Stock payable	-	(30,000)
Net cash used in operating activities	(78,915)	(164,732)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from (Repayment to) related party	(1,750)	1,750
Proceeds from convertible debts	216,100	203,250
Repayment of convertible notes and redemption of warrants	(175,000)	-
Net cash provided by financing activities	39,350	205,000

Net increase (decrease) in cash and cash equivalents	(39,565)	40,268
Cash and cash equivalents - beginning of period	43,707	3,439
Cash and cash equivalents - end of period	$4,142	$43,707

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$256,000	$203,250
Derivative liabilities reclass to additional paid-in capital due to conversion	$82,659	$218,666
Shares of common stock issued for conversion of debt and accrued interest	$95,376	$44,220

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,142 and $43,707 in cash and cash equivalents as at December 31, 2020 and December 31, 2019, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming. For the year ended December 31, 2020 and 2019, the Company recognized revenue of $27,776 and $27,376 and cost of sales of $27,652 and $38,819, resulting in gross profit of $124 and gross loss of $11,443, respectively.

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

For the year ended December 31, 2020 and 2019, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	December 31,	December 31,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	10,031,194,872	30,046,590,267
Warrants	5,438,166,666	969,833,333
	15,469,361,538	31,016,423,600

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

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis. (See Note 7)

The following table summarizes fair value measurement by level at December 31, 2020 and December 31, 2019, measured at fair value on a recurring basis:

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	4,610,130	4,610,130

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	3,068,168	3,068,168

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

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. For the Company, the new standard was effective on January 1, 2021 and we do not expect the adoption of this guidance to have a material impact on our financial statements.

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

There were 51 and 51 preferred shares issued and outstanding as at December 31, 2020 and 2019.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the year ended December 31, 2020, the Company issued 317,919,774 shares of common stock for conversion of convertible note accrued interest of $12,717.

During the year ended December 31, 2019, the Company issued 1,250,779,950 shares of common stock for conversion of convertible note principal amount of $43,067 and accrued interest of $1,153.

As of December 31, 2020 and December 31, 2019, the shares of common stock issued and outstanding was 2,339,101,663 and 2,021,181,889, respectively.

NOTE 5 – WARRANTS

During the year ended December 31, 2020 and 2019, in conjunction with the issuance of convertible notes, the Company issued warrants to purchase 4,656,666,666 and 824,833,333 shares of common stock, exercisable for five years from issuance at weighted average exercise price of $0.0001 per share.

The below table summarizes the activity of warrants exercisable for shares of common stock during the year ended December 31, 2020 and 2019:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2018	145,000,000	$0.0003
Granted	824,833,333	0.0002
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2019	969,833,333	$0.0002
Granted	4,656,666,666	0.0001
Redeemed	(188,333,333)	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2020	5,438,166,666	$0.0001

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Exercise price	$0.0001 -$ 0.0003	$0.0003
Expected term	4.61 - 4.81 years	5 years
Expected average volatility	343%-402%	288%-386%
Expected dividend yield	-	-
Risk-free interest rate	0.16%-0.44%	1.55%-2.24%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2020:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,438,166,666	4.66	$0.0001	4,950,000,000	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of December 31, 2020, the aggregate intrinsic value of warrants outstanding was approximately $990,000 based on the closing market price of $0.0003 on December 31, 2020.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible note during the nine months ended December 31, 2020. As of December 31, 2020 and 2019, the Company valued the fair value on the 5,438,166,666 units and 969,833,333 units of common stock purchase warrants granted at $1,641,589 and $96,956 based on Black-Scholes option valuation model, respectively.

NOTE 6 – CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019

Convertible Promissory Notes to Auctus Fund	$476,258	$357,324
Convertible Promissory Notes to EMA Financial	-	301,271
Convertible Promissory Notes to Tangiers	23,801	23,801
Convertible Promissory Notes to Denali	31,615	31,615
Total Convertible Debts	$531,674	$714,011

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

During the year ended December 31, 2020, accrued interest of $12,717 were converted into 317,919,774 shares of common stock.

As of December 31, 2020, the note is presented net of a debt discount of $5,011.

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

As of December 31, 2020, the notes are presented net of a debt discount of $76,750.

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

As of December 31, the note is presented net of a debt discount of $50,745.

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

As of December 31, 2020, the note is presented net of a debt discount of $58,636.

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

As of December 31, 2020, the note is presented net of a debt discount of $30,000.

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

As of December 31, 2020, the note is presented net of a debt discount of $48,500.

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

As of December 31, 2020, the note is presented net of a debt discount of $62,500.

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

As of December 31, 2020, the note is presented net of a debt discount of $100,000.

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

As of December 31, 2020, the note is presented net of a debt discount of $12,060.

Auctus#10

On November 2, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $225,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on November 2, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price and (ii) Variable Conversion Price, that is Market Price being the lowest trading price for the common stock during the one trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $225,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share and returnable warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years form issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2020, the note is presented net of a debt discount of $32,055.

Promissory Note Payable to EMA Financial, LLC

During the year ended December 31, 2020, outstanding principal amount of $301,271 and accrued interest of $157,876 from all convertible notes issued to EMA Financial, LLC were fully repaid through $175,000. All the outstanding 188,333,333 units of common stock purchase warrants were fully redeemed.

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

During the year ended December 31, 2020, outstanding principal amount of $47,521 and accrued interest of $40,967 were fully repaid through $175,000.

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

During the year ended December 31, 2020, outstanding principal amount of $49,190 and accrued interest of $25,460 were fully repaid through $175,000.

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

During the year ended December 31, 2020, outstanding principal amount of $58,636 and accrued interest of $35,778 were fully repaid through $175,000.

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

During the year ended December 31, 2020, outstanding principal amount of $27,174 and accrued interest of $14,379 were fully repaid through $175,000.

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

During the year ended December 31, 2020, outstanding principal amount of $49,250 and accrued interest of $21,163 were fully repaid through $175,000. Outstanding 72,500,000 units of common stock purchase warrants were fully redeemed.

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

During the year ended December 31, 2020, outstanding principal amount of $69,500 and accrued interest of $20,130 were fully repaid through $175,000. Outstanding 115,833,333 units of common stock purchase warrants were fully redeemed.

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

As of December 31, 2020, the note is presented net of a debt discount of $23,801.

The note is currently in default.

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 shares of common stock.

As of December 31, 2020, the note principal balance was $31,615.

The note is currently in default.

Accrued interest on convertible notes

During the year ended December 31, 2020 and 2019, interest expense of $153,146 and $144,928 was incurred on convertible notes, respectively. During the year ended December 31, 2020, accrued interest of $157,876 was repaid. accrued interest of $21,860 was settled and accrued interest of $12,717 was converted to common shares. During the year ended December 31, 2019, accrued interest of $1,153 was converted to common shares. As of December 31, 2020 and December 31, 2019, accrued interest payable on convertible notes was $287,430 and $326,737, respectively.

Summary of Conversions

During the year ended December 31, 2020, the Company issued 317,919,774 shares of common stock for conversion of convertible note accrued interest of $12,717.

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

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2020:

Balance - December 31, 2019	$3,068,168
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	4,338
Reduction of derivative liabilities from repayment of convertible notes	(578,210)
Reduction of derivative liabilities from redemption of warrants	(18,804)
Addition of new derivative liabilities upon issuance of warrants as debt discount	211,762
Addition of new derivatives liabilities recognized as day one loss	413,129
Loss on change in fair value of the derivative	1,509,747
Balance - December 31, 2020	$4,610,130

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2020 and 2019, respectively.

	Years Ended
	December 31,	December 31,
	2020	2019
Day one loss due to derivative liabilities on convertible notes	$(159,280)	$(441,048)
Day one loss due to derivative liabilities on warrants	(253,849)	-
Loss on change in fair value of derivative liabilities on convertible notes and warrants	(1,509,747)	(1,400,987)
Loss on change in fair value of derivative liabilities	$(1,922,876)	$(1,842,035)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Years Ended
	December 31,	December 31,
	2020	2019
Expected term	0.61 - 0.86 years	0.56 years
Expected average volatility	172% - 391%	355% - 1099%
Expected dividend yield	-	-
Risk-free interest rate	0.10% - 0.12%	1.60% - 2.47%

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company accrued $12,000 of salary payable to the Director of the Company and paid $30,600 owing to him for the accrued salaries.

During the year ended December 31, 2019, the Company accrued $120,000 of salary payable to the Director of the Company and paid $34,850 owing to him for the accrued salaries.

During the year ended December 31, 2020 and 2019, the Director of the Company advanced $0 and $1,750 for paying operating expenses on behalf of the Company, respectively.

As of December 31, 2020 and December 31, 2019, amount due to the related party was $388,668 and $301,018, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2020 and 2019, are as follows:

	December 31, 2020	December 31, 2019
Net operating loss carryforward	$2,700,062	$2,415,163
Statutory tax Rate	21%	21%
Deferred tax asset	567,013	507,184
Less: Valuation allowance	(567,013)	(507,184)
Net deferred assets	$-	$-

As of December 31, 2020, the Company had approximately $2.7 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2037. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2020 are subject to review by the tax authorities.

NOTE 10 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020 and through the date that these financials were made available, the Company had the following subsequent events:

Conversion of convertible notes and accrued interest to common stock

The Company issued 239,246,512 shares of common stock for conversion of convertible note principal amount of $3,746 and accrued interest of $5,824.

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

There are no reportable events under this item for the year ended December 31, 2020.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in the report Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), or COSO (2013).

Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting”. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified material weaknesses related to (i) the lack of any accounting personnel (ii) the lack of internal audit functions, (iii) the lack of segregation of duties, and (iv) the lack of proper internal control procedures and documentation. As of December 31, 2020, we had one executive, our chief executive and financial officer. As a result there was no segregation of duties.

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

Because of the material weaknesses described above, management believes that, as of December 31, 2020, we did not maintain effective internal control over financial reporting based on the COSO (2013) criteria.

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

None

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

Name	Age	Position
Shaun Donnelly	53	Chief Executive Officer, Chief Financial Officer and Director

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2020, were timely.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2020 and 2019 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total

Shaun Donnelly, Chief Executive Officer,	2020	$120,000	$-	$-	$120,000
Chief Financial Officer and Director (1)	2019	$120,000	--	$--	$120,000

____________

1.	Mr. Donnelly accrued compensation at the rate of $10,000 per month. On September 3, 2016, Mr. Donnelly was issued 51 Series A preferred shares valued at $42,669.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 28, 2021, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

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

(2)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. Based on 2,773,832,045 share equivalents of common stock as of May 28, 2021.

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

During the year ended December 31, 2020, the Company accrued $12,000 of salary payable to the Director of the Company and paid $30,600 owing to him for the accrued salaries.

During the year ended December 31, 2019, the Company accrued $120,000 of salary payable to the Director of the Company and paid $34,850 owing to him for the accrued salaries.

During the year ended December 31, 2020 and 2019, the Director of the Company advanced $nil and $1,750 for paying operating expenses on behalf of the Company, respectively.

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

	Year Ended December 31,
Category	2020	2019
Audit Fees (1)	$34,500	$22,500
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: June 7, 2021	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	June 7, 2021
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

