Form 10-Q
period 2021-03-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2021-07-02
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

2,987,792,795 shares of common stock issued and outstanding as of June 30, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$163,238	$4,142
Total Current Assets	163,238	4,142

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$10,439	$65,108
Accounts payable - related party	411,168	388,668
Accrued interest payable	259,378	287,429
Promissory note, net of $277,747 and $0 debt discount, respectively	22,253	-
Convertible notes, net of $148,761 and $211,884 debt discount, respectively	535,635	531,674
Derivative liabilities	11,883,985	4,610,130
Total Current Liabilities	13,122,858	5,883,009

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 2,643,832,045 and 2,339,101,663 shares issued and outstanding, respectively	2,643,833	2,339,102
Additional paid-in capital (deficiency)	141,175	(20,381)
Accumulated deficit	(15,744,628)	(8,197,588)
Total stockholders' deficit	(12,959,620)	(5,878,867)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$163,238	$4,142

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$7,076	$3,100
Cost of services	21,005	2,300
GROSS PROFIT (LOSS)	(13,929)	800

OPERATING EXPENSES
Selling, general and administrative expenses	24,557	6,303
Professional fees	5,250	-
Management salaries	30,000	30,000
Total Operating Expenses	59,807	36,303

OPERATING LOSS	(73,736)	(35,503)

OTHER INCOME (EXPENSE)
Interest expense	(117,810)	(76,647)
Gain (Loss) on change in fair value of derivative liabilities	(7,355,494)	1,480,396
Total Other Income (Expense)	$(7,473,304)	$1,403,749

NET INCOME (LOSS)	$(7,547,040)	$1,368,246

Basic and Diluted Income (Loss) per Common Share	$(0.00)	$0.00
Diluted Earnings (Loss) per Common Share	$-	$0.00
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	2,612,776,754	2,021,181,889
Diluted Weighted Average Shares of Common Stock Outstanding	-	31,016,423,600

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENED MARCH 31, 2021 AND MARCH 31, 2020

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2020	2,339,101,663	$2,339,102	51	$-	$(20,381)	$(8,197,588)	$(5,878,867)
Shares of common stock issued for conversion of debts and accrued interest	239,246,512	239,247	-	-	(229,676)	-	9,571
Shares of common stock issued for exercise of warrants	65,483,870	65,484			(65,484)	-	(0)
Write off of convertible notes and accrued interest	-	-	-	-	110,076	-	110,076
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	346,640	-	346,640
Net loss	-	-	-	-	-	(7,547,040)	(7,547,040)
Balance - March 31, 2021	2,643,832,045	$2,643,833	51	$-	$141,175	$(15,744,628)	$(12,959,620)

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2019	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(5,791,564)	$(4,366,721)
Net income	-	-	-	-	-	1,368,246	1,368,246
Balance - March 31, 2020	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(4,423,318)	$(2,998,475)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,547,040)	$1,368,246
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	7,355,494	(1,480,396)
Amortization of debt discount	85,376	33,212
Changes in operating assets and liabilities:
Accounts payable - related party	30,000	30,000
Accounts payable and accrued liabilities	(54,669)	(45)
Accrued interest payable	32,435	43,434
Net cash used in operating activities	(98,404)	(5,549)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(7,500)	(2500)
Proceeds from promissory notes	265,000	-
Net cash provided by (used in) financing activities	257,500	(2,500)

Net increase (decrease) in cash and cash equivalents	159,096	(10,549)
Cash and cash equivalents - beginning of period	4,142	43,707
Cash and cash equivalents - end of period	$163,238	$33,158

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$265,000	$-
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	$346,640	$-
Shares of common stock issued for conversion of debt and accrued interest	$9,571	$-
Shares of common stock issued for exercise of warrants	$65,484	$-
Write off of convertible notes and accrued interest	$110,076	$-

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 7, 2021.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $163,238 and $4,142 in cash and cash equivalents as at March 31, 2021 and December 31, 2020, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming. For the three months ended March 31, 2021 and 2020, the Company recognized revenue of $7,076 and $3,100 and cost of sales of $21,005 and $2,300, resulting in gross loss of $13,929 and gross profit of $800, respectively.

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

Three months ended March 31, 2021

For the three months ended March 31, 2021, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

March 31,
2021
(Shares)
Convertible notes payable	610,863,219
Warrants	5,665,666,666
6,276,529,885

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

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 9)

Beneficial Conversion Feature of Convertible Debt

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

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis. (See Note 8)

The following table summarizes fair value measurement by level at March 31, 2021 and December 31, 2020, measured at fair value on a recurring basis:

March 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	11,883,985	11,883,985

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	4,610,130	4,610,130

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

There were 51 and 51 preferred shares issued and outstanding as at March 31, 2021 and December 31, 2020.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the three months ended March 31, 2021, the Company issued 239,246,512 shares of common stock for the conversion of convertible note of $3,746 and accrued interest of $5,824.

During the three months ended March 31, 2021, the Company issued 65,483,870 shares of common stock for the exercise of 72,500,000 units of share purchase warrants.

As of March 31, 2021 and December 31, 2020, the shares of common stock issued and outstanding was 2,643,832,045 and 2,339,101,663, respectively.

NOTE 5 – WARRANTS

During the three months ended March 31, 2021, in conjunction with the issuance of a promissory note, the Company issued 300,000,000 units of common stock purchase warrants, exercisable for five years from issuance at weighted average exercise price of $0.0002 per share.

The below table summarizes the activity of warrants exercisable for shares of common stock during the three months ended March 31, 2021 and year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2019	969,833,333	$0.0002
Granted	4,656,666,666	0.0001
Redeemed	(188,333,333)	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2020	5,438,166,666	$0.0001
Granted	300,000,000	0.0002
Redeemed	-	-
Exercised	(72,500,000)	0.0003
Forfeited	-	-
Balances as of March 31, 2021	5,665,666,666	$0.0001

During the three months ended March 31, 2021, the Company issued 65,483,870 shares of common stock for the exercise of 72,500,000 units of share purchase warrants.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Exercise price	$0.0002	-
Expected term	5 years	-
Expected average volatility	337%	-
Expected dividend yield	-	-
Risk-free interest rate	0.77%	-

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2021:

Warrants Outstanding			Warrants Exercisable
Weighted Average
	Remaining Contractual	Weighted Average	Number	Weighted Average
Number of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,665,666,666	4.50	$0.0001	5,665,666,666	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2021 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of March 31, 2021, the aggregate intrinsic value of warrants outstanding was approximately $9,575,067 based on the closing market price of $0.0001 on March 31, 2020.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of March 31, 2021 and December 31, 2020, the Company valued the fair value on the 5,665,666,666 units and 5,438,166,666 units of common stock purchase warrants granted at $10,764,485 and $1,641,589 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTE

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. ( See Note 5)

The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method resulting in $22,253 of debt discount amortization for the three months ended March 31, 2021.

As of March 31, 2021, the note is presented at $22,253, net of debt discount of $277,747.

During the three months ended March 31, 2021, interest expense of $2,663 was incurred on the promissory note. As of March 31, 2021, accrued interest payable on the promissory note was $2,663.

NOTE 7 – CONVERTIBLE NOTES

 The Company had the following unsecured convertible notes payable as at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Convertible Promissory Notes to Auctus Fund	$535,635	$476,258
Convertible Promissory Notes to Tangiers	-	23,801
Convertible Promissory Notes to Denali	-	31,615
Total Convertible Debts	$535,635	$531,674

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

During the three months ended March 31, 2021, principal of $3,746 and accrued interest of $5,834 were converted into 239,246,512 shares of common stock.

As of March 31, 2021, the note is presented net of a debt discount of $5,011.

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

As of March 31, 2021, the notes are presented net of a debt discount of $76,750.

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

As of March 31, 2021, the note is presented net of a debt discount of $50,745.

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

As of December 31, 2021, the note is presented net of a debt discount of $58,636.

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

As of March 31, 2021, the note is presented net of a debt discount of $30,000.

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

As of March 31, 2021, the note is presented net of a debt discount of $48,500.

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

As of March 31, 2021, the note is presented net of a debt discount of $62,500.

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

As of March 31, 2021, the note is presented net of a debt discount of $100,000.

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

As of March 31, 2021, the note is presented net of a debt discount of $19,704.

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

As of March 31, 2021, the note is presented net of a debt discount of $87,534..

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

During the three months ended March 31, 2021, principal amount of $23,801 and accrued interest of $29,403 were written off.

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 shares of common stock.

As of December 31, 2020, the note principal balance was $31,615.

During the three months ended March 31, 2021, principal amount of $31,615 and accrued interest of $25,257 were written off.

Accrued interest on convertible notes

During the three months ended March 31, 2021 and 2020, interest expense of $29,771 and $43,435 was incurred on convertible notes, respectively. During the three months ended March 31, 2021, accrued interest of $54,660 was written off and accrued interest of $5,824 was converted to common shares. As of March 31, 2021 and December 31, 2020, accrued interest payable on convertible notes was $256,715 and $287,430, respectively.

Summary of Conversions

During the three months ended March 31, 2021, the Company issued 239,246,512 shares of common stock for the conversion of convertible note of $3,746 and accrued interest of $5,824.

NOTE 8 – DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2021:

Balance - December 31, 2020	$4,610,130
Reduction of derivative liabilities from conversion of convertible notes	(2,497)
Reduction of derivative liabilities from exercise of warrants	(159,421)
Reduction of derivative liabilities from written off of convertible notes	(184,721)
Addition of new derivative liabilities upon issuance of warrants as debt discount	265,000
Addition of new derivatives liabilities recognized as day one loss on warrants	346,970
Loss (Gain) on change in fair value of the derivative	7,008,524
Balance - March 31, 2021	$11,883,985

The following table summarizes the loss on derivative liability included in the income statement for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended
	March 31,	March 31,
	2021	2020
Day one loss due to derivative liabilities on warrants	$(346,970)	$-
Gain (Loss) on change in fair value of derivative liabilities on convertible notes and warrants	(7,008,524)	1,480,396
Gain (Loss) on change in fair value of derivative liabilities	$(7,355,494)	$1,480,396

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Three Months Ended
	March 31,	March 31,
	2021	2020
Expected term	0.49 years	0.31 years
Expected average volatility	337% - 472%	-
Expected dividend yield	-	-
Risk-free interest rate	0.03% - 0.05%	-

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021, the Company accrued $30,000 of salary payable to the Director of the Company and paid $7,500 owing to him for the accrued salaries.

During the three months ended March 31, 2020, the Company accrued $30,000 of salary payable to the Director of the Company and paid $5,000 owing to him for the accrued salaries.

As of March 31, 2021 and December 31, 2020, amount due to the related party was $411,168 and $388,668, respectively.

NOTE 10 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2021 and through the date that these financials were made available, the Company had the following subsequent events:

Conversion of convertible notes and accrued interest to common stock

The Company issued 142,005,770 shares of common stock for conversion of convertible note principal amount of $20,179 and accrued interest of $81,565.

Exercise of warrants to common stock

The Company issued 201,955,050 shares of common stock from the exercise of 208,999,994 units of common stock purchase warrants.

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

Recent Business Development

On May 5, 2021, we have been booked to perform three events at the Sturgis Buffalo Chip during the closing weekend of the 2021 Sturgis Motorcycle Rally in Sturgis, SD.

On May 17, 2021, we have inked a deal with Johnny Cafarella who will oversee the creation of a brand new television series about the controversial MMA league. Cafarella is best known as the co-founder and producer of GLOW which saw a resurgence in popularity recently with the success of the GLOW series on Netflix.

On June 15, 2021, we have added Christopher Crotte (aka The SuperBeast) to their ranks as a trainer and coach for the upcoming events at the Sturgis Motorcycle Rally.

On June 21, 2021, we have partnered with Agape Impetus Dunamis Ministries (AIDM) as one of the league’s principal sponsors at their 3 upcoming events at the Sturgis Motorcycle Rally. The California-based ministry created an inspirational design which will adorn the LFC ring during the league’s events on the closing weekend of the Rally which is expected to draw as many as 750,000 bike enthusiasts.

Results of Operations

Three months ended March 31, 2021 as compared to the three months ended March 31, 2020

Our operating results for the three months ended March 31, 2021 and March 31, 2020, and the changes between those periods for the respective items are summarized as follows:

	Three Months
	March 31,		Changes
Statement of Operations Data:	2021	2020	Amount	%

Revenue	$7,076	$3,100	$3,976	128%
Cost of Services	(21,005)	(2,300)	(18,705)	813%
Total operating expenses	(59,807)	(36,303)	(23,504)	65%
Other income (expense)	(7,473,304)	1,403,749	(8,877,053)	(632)%
Net Income (loss)	$(7,547,040)	$1,368,246	$(8,915,286)	(652)%

Revenues

We generated revenues of $7,076 and $3,100 for the three months ended March 31, 2021 and 2020, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $21,005 and $2,300 for the three months ended March 31, 2021 and 2020, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $59,807 and $36,303 for the three months ended March 31, 2021 and 2020, respectively. The increase in operating expenses was primarily due to the increase in general and administrative expenses and professional fees.

Other Income (Expenses)

We recognized total other expense of $7,473,304 and incurred other income of $1,403,749 for the three months ended March 31, 2021 and 2020, respectively. The increase in other expense was mainly attributed to $7,355,494 loss on change in fair value of derivative liabilities from the convertible notes and warrants during the three months ended March 31, 2021 as compared to gain on change in fair value of derivative liabilities of $1,480,396 incurred during the three months ended March 31, 2020.

Net Income (Loss)

We incurred net loss of $7,547,040 and recognized net income of $1,368,246 during the three months ended March 31, 2021 and 2020, respectively. The increase in our net loss was mainly attributed to the increase in operating expenses and other expense the three months ended March 31, 2021.

Liquidity and Capital Resources

	March 31,	December 31,	Changes
Working Capital Data:	2021	2020	Amount	%

Current Assets	$163,238	$4,142	$159,096	3841%
Current Liabilities	$13,122,858	$5,883,009	7,239,849	123%
Working Capital Deficiency	$(12,959,620)	$(5,878,867)	(7,080,753)	120%

At March 31, 2021 we had a working capital deficiency of $12,959,620 and an accumulated deficit of $15,744,628. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

The following table sets forth certain information about our cash flow during the three months ended March 31, 2021 and 2020:

	Three Months
	March 31,		Changes
Cash Flows Data:	2021	2020	Amount	%

Cash Flows used in Operating Activities	$(98,404)	$(5,549)	$(92,855)	1673%
Cash Flows provided by Financing Activities	257,500	(5,000)	262,500	(5250)%
Net increase (decrease) in cash during period	$159,096	$(10,549)	$169,645	(1608)%

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the three months ended March 31, 2021, net cash flows used in operating activities was $98,404, consisting of a net loss of $7,547,040, decreased by loss on change in fair value of derivative liabilities of $7,355,494, amortization of debt discount of $85,376 and net changes in operating assets and liabilities of $7,766.

During the three months ended March 31, 2020, net cash flows used in operating activities was $5,549, consisting of a net income of $1,368,246, decreased by loss on change in fair value of derivative liabilities of $1,480,396, and increased by amortization of debt discount of $33,212 and net changes in operating assets and liabilities of $73,389.

Cash Flows from Investing Activities

There were no investing activities during the three months ended March 31, 2021 and 2020.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $257,500 compared to net cash used in financing activities was $5,000.

During the three months ended March 31, 2021, we received proceeds from a promissory note of $265,000 and made repayment to the Director of the Company of $7,500.

During the three months ended March 31, 2020, we made repayment to the Director of the Company of $5,000.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of March 31, 2021, total note payable amount of $428,396 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#2	9/20/2016	6/20/2017	$76,750
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#4	11/2/2017	8/2/2018	$58,636
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
			$428,396

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: July 2, 2021	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	July 2, 2021
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

