Form 10-Q
period 2021-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2021-07-26
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

2,987,812,795 shares of common stock issued and outstanding as of July 23, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$129,549	$4,142
Total Current Assets	129,549	4,142

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$11,748	$65,108
Accounts payable - related party	426,168	388,668
Accrued interest payable	216,836	287,429
Promissory note, net of $202,747 and $0 debt discount, respectively	97,253	-
Convertible notes, net of $84,937 and $211,884 debt discount, respectively	579,281	531,674
Derivative liabilities	10,526,504	4,610,130
Total Current Liabilities	11,857,790	5,883,009

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 2,987,812,795 and 2,339,101,663 shares issued and outstanding, respectively	2,987,813	2,339,102
Additional paid-in capital (deficiency)	374,020	(20,381)
Accumulated deficit	(15,090,074)	(8,197,588)
Total stockholders' deficit	(11,728,241)	(5,878,867)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$129,549	$4,142

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$27,426	$4,260	$34,502	$7,360
Cost of services	5,027	-	26,032	2,300
GROSS PROFIT	22,399	4,260	8,470	5,060

OPERATING EXPENSES
Selling, general and administrative expenses	31,097	10,066	55,654	11,119
Professional fees	11,800	19,000	17,050	24,250
Management salaries	30,000	30,000	60,000	60,000
Total Operating Expenses	72,897	59,066	132,704	95,369

OPERATING LOSS	(50,498)	(54,806)	(124,234)	(90,309)

OTHER INCOME (EXPENSE)
Interest expense	(177,847)	(76,647)	(295,657)	(153,294)
Gain (Loss) on change in fair value of derivative liabilities	882,899	34	(6,472,595)	1,480,430
Total Other Income (Expense)	$705,052	$(76,613)	$(6,768,252)	$1,327,136

NET INCOME (LOSS)	$654,554	$(131,419)	$(6,892,486)	$1,236,827

Basic and Diluted Income (Loss) per Common Share	$0.00	$(0.00)	$(0.00)	$0.00
Diluted Earnings (Loss) per Common Share	$0.00	-	$-	$0.00
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	2,829,327,630	2,021,181,889	2,693,377,804	2,021,181,889
Diluted Weighted Average Shares of Common Stock Outstanding	8,548,113,616	-	-	18,014,310,355

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND SIX MONTHS ENED JUNE 30, 2021 AND JUNE 30, 2020

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2020	2,339,101,663	$2,339,102	51	$-	$(20,381)	$(8,197,588)	$(5,878,867)
Shares of common stock issued for conversion of debts and accrued interest	239,246,512	239,247	-	-	(229,676)	-	9,571
Shares of common stock issued for exercise of warrants	65,483,870	65,484	-	-	(65,484)	-	-
Write off of convertible notes and accrued interest	-	-	-	-	110,076	-	110,076
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	346,640	-	346,640
Net loss	-	-	-	-	-	(7,547,040)	(7,547,040)
Balance - March 31, 2021	2,643,832,045	$2,643,833	51	$-	$141,175	$(15,744,628)	$(12,959,620)
Shares of common stock issued for conversion of debts and accrued interest	142,025,700	142,026	-	-	(39,781)	-	102,245
Shares of common stock issued for exercise of warrants	201,955,050	201,955	-	-	(201,955)	-	-
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	474,581	-	474,581
Net income	-	-	-	-	-	654,554	654,554
Balance - June 30, 2021	2,987,812,795	$2,987,813	51	$-	$374,020	$(15,090,074)	$(11,728,241)

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2019	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(5,791,564)	$(4,366,721)
Net income	-	-	-	-	-	1,368,246	1,368,246
Balance - March 31, 2020	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(4,423,318)	$(2,998,475)
Net loss	-	-	-	-	-	(131,419)	(131,419)
Balance - June 30, 2020	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(4,554,737)	$(3,129,894)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,892,486)	$1,236,827
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	6,472,595	(1,480,430)
Amortization of debt discount	224,201	66,424
Note conversion fee	500	-
Changes in operating assets and liabilities:
Accounts payable - related party	60,000	60,000
Accounts payable and accrued liabilities	(53,359)	24,517
Accrued interest payable	71,456	86,869
Net cash used in operating activities	(117,093)	(5,793)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(22,500)	(12,500)
Proceeds from promissory notes	265,000	-
Net cash provided by (used in) financing activities	24,500	(12,500)

Net increase (decrease) in cash and cash equivalents	125,407	(18,293)
Cash and cash equivalents - beginning of period	4,142	43,707
Cash and cash equivalents - end of period	$129,549	$25,414

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$265,000	$-
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	$821,221	$-
Shares of common stock issued for conversion of debt and accrued interest	$111,815	$-
Shares of common stock issued for exercise of warrants	$267,439	$-
Write off of convertible notes and accrued interest	$110,076	$-

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 7, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $129,549 and $4,142 in cash and cash equivalents as at June 30, 2021 and December 31, 2020, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming. For the six months ended June 30, 2021 and 2020, the Company recognized revenue of $34,502 and $7,360 and cost of sales of $26,032 and $2,300, resulting in gross profit of $8,470 and $5,060, respectively.

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

Three months ended June 30, 2021

For the three months ended June 30, 2021, 5,718,785,986 shares of common stock from the convertible notes and warrants were included in the calculation of diluted earnings per shares.

June 30,
2021
(Shares)
Convertible notes payable	614,690,748
Warrants	5,104,095,238
5,718,785,986

Three months ended June 30, 2020

For the three months ended June 30, 2020, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

June 30,
2020
(Shares)
Convertible notes payable	15,023,295,133
Warrants	969,833,333
15,993,128,466

Six months ended June 30, 2021

For the six months ended June 30, 2021, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

June 30,
2021
(Shares)
Convertible notes payable	614,690,748
Warrants	5,104,095,238
5,718,785,986

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

The following table summarizes fair value measurement by level at June 30, 2021 and December 31, 2020, measured at fair value on a recurring basis:

June 30, 2021	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	10,526,504	10,526,504

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	4,610,130	4,610,130

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

There were 51 and 51 preferred shares issued and outstanding as at June 30, 2021 and December 31, 2020.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the six months ended June 30, 2021, the Company issued 381,272,212 shares of common stock for the conversion of convertible note of $23,925 and accrued interest of $87,390.

During the six months ended June 30, 2021, the Company issued 267,438,920 shares of common stock for the exercise of 281,500,000 units of share purchase warrants.

As of June 30, 2021 and December 31, 2020, the shares of common stock issued and outstanding was 2,987,812,795 and 2,339,101,663, respectively.

NOTE 5 – WARRANTS

During the six months ended June 30, 2021, in conjunction with the issuance of a promissory note, the Company issued 300,000,000 units of common stock purchase warrants, exercisable for five years from issuance at weighted average exercise price of $0.0002 per share.

The below table summarizes the activity of warrants exercisable for shares of common stock during the three months ended June 30, 2021 and year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2019	969,833,333	$0.0002
Granted	4,656,666,666	0.0001
Redeemed	(188,333,333)	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2020	5,438,166,666	$0.0001
Granted	300,000,000	0.0002
Redeemed	-	-
Exercised	(281,500,000)	0.0003
Forfeited	-	-
Balances as of June 30, 2021	5,456,666,666	$0.0001

During the six months ended June 30, 2021, the Company issued 267,438,920 shares of common stock for the exercise of 281,500,000 units of share purchase warrants.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
Exercise price	$0.0001	$0.0002
Expected term	4.28 years	3.95 years
Expected average volatility	359% - 417%	355% - 384%
Expected dividend yield	-	-
Risk-free interest rate	0.18%-0.92%	0.18% - 0.34%

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2021:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,456,666,666	4.28	$0.0001	5,456,666,666	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2021 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of June 30, 2021, the aggregate intrinsic value of warrants outstanding was approximately $8,770,217 based on the closing market price of $0.0018 on June 30, 2021.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of June 30, 2021 and December 31, 2020, the Company valued the fair value on the 5,438,166,666 units and 5,438,166,666 units of common stock purchase warrants granted at $9,548,644 and $1,641,589 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTE

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. ( See Note 5)

The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method resulting in $97,253 of debt discount amortization for the six months ended June 30, 2021.

As of June 30, 2021, the note is presented at $97,253, net of debt discount of $202,747.

During the six months ended June 30, 2021, interest expense of $11,638 was incurred on the promissory note. As of June 30, 2021, accrued interest payable on the promissory note was $11,638.

NOTE 7 – CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Convertible Promissory Notes to Auctus Fund	$579,281	$476,258
Convertible Promissory Notes to Tangiers	-	23,801
Convertible Promissory Notes to Denali	-	31,615
Total Convertible Debts	$579,281	$531,674

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

During the year ended December 31, 2017, principal of $15,278 and accrued interest of $5,975 were converted into 111,460,000 shares of common stock.

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

During the six months ended June 30, 2021, principal of $3,746 and accrued interest of $5,834 were converted into 239,266,512 shares of common stock.

As of June 30, 2021, the note is presented net of a debt discount of $1,265.

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

During the six months ended June 30, 2021, principal of $20,179 and accrued interest of $81,565 were converted into 142,005,700 shares of common stock.

As of June 30, 2021, the notes are presented net of a debt discount of $76,750.

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

As of June 30, 2021, the note is presented net of a debt discount of $50,745.

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

As of June 30, 2021, the note is presented net of a debt discount of $30,000.

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

As of June 30, 2021, the note is presented net of a debt discount of $48,500.

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

As of June 30, 2021, the note is presented net of a debt discount of $62,500.

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

As of June 30, 2021, the note is presented net of a debt discount of $100,000.

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

As of June 30, 2021, the note is presented net of a debt discount of $27,433.

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

As of June 30, 2021, the note is presented net of a debt discount of $143,630.

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

During the six months ended June 30, 2021, principal amount of $23,801 and accrued interest of $29,403 were written off.

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 shares of common stock.

As of December 31, 2020, the note principal balance was $31,615.

During the six months ended June 30, 2021, principal amount of $31,615 and accrued interest of $25,257 were written off.

Accrued interest on convertible notes

During the six months ended June 30, 2021 and 2020, interest expense of $59,819 and $86,870 was incurred on convertible notes, respectively. During the six months ended June 30, 2021, accrued interest of $54,660 was written off and accrued interest of $87,390 was converted to common shares. As of June 30, 2021 and December 31, 2020, accrued interest payable on convertible notes was $205,198 and $287,430, respectively.

Summary of Conversions

During the six months ended June 30, 2021, the Company issued 381,272,212 shares of common stock for the conversion of convertible note of $23,925 and accrued interest of $87,390.

NOTE 8 – DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2021:

Balance - December 31, 2020	$4,610,130
Reduction of derivative liabilities from conversion of convertible notes	(42,855)
Reduction of derivative liabilities from exercise of warrants	(593,645)
Reduction of derivative liabilities from written off of convertible notes	(184,721)
Addition of new derivative liabilities upon issuance of warrants as debt discount	265,000
Addition of new derivatives liabilities recognized as day one loss on warrants	346,970
Loss on change in fair value of the derivative	6,125,625
Balance - June 30, 2021	$10,526,504

The following table summarizes the loss on derivative liability included in the income statement for the six months ended June 30, 2021 and 2020, respectively.

	Six Months Ended
	June 30,	June 30,
	2021	2020
Day one loss due to derivative liabilities on warrants	$(346,970)	$-
Gain (Loss) on change in fair value of derivative liabilities on convertible notes and warrants	(6,125,325)	1,480,430
Gain (Loss) on change in fair value of derivative liabilities	$(6,472,295)	$1,480,430

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Six Months Ended
	June 30,	June 30,
	2021	2020
Expected term	0.24 years	0.06 years
Expected average volatility	95% - 472%	-
Expected dividend yield	-	-
Risk-free interest rate	0.03% - 0.16%	-

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021, the Company accrued $60,000 of salary payable to the Director of the Company and paid $22,500 owing to him for the accrued salaries.

During the six months ended June 30, 2020, the Company accrued $60,000 of salary payable to the Director of the Company and paid $12,500 owing to him for the accrued salaries.

As of June 30, 2021 and December 31, 2020, amount due to the related party was $426,168 and $388,668, respectively.

NOTE 10 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the June 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

In July 2021, we were approached by a company called Scuffle LLC who specialize in launching Roku channels. We have partnered with them to launch our own channel we'll be calling "LFC Network". The channel will carry our past events, our reality series and several new series we plan to create. It will be similar in scope to WWE Network. It will be funded by a combination of subscription fees, advertisers and sponsors, both self generated and placed by Roku itself.

Results of Operations

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Our operating results for the three months ended June 30, 2021 and June 30, 2020, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,		Changes
Statement of Operations Data:	2021	2020	Amount	%

Revenue	$27,426	$4,260	$23,166	544%
Cost of Services	(5,027)	-	(5,027)	-
Total operating expenses	(72,897)	(59,066)	(13,831)	23%
Other income (expense)	705,052	(76,613)	781,665	(1020%)
Net Income (loss)	$654,554	$(131,419)	$785,973	(598%)

Revenues

We generated revenues of $27,426 and $4,260 for the three months ended June 30, 2021 and 2020, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $5,027 and $nil for the three months ended June 30, 2021 and 2020, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $72,897 and $59,066 for the three months ended June 30, 2021 and 2020, respectively. The increase in operating expenses was primarily due to the increase in general and administrative expenses.

Other Income (Expenses)

We recognized total other income of $705,052 and incurred other expenses of $76,613 for the three months ended June 30, 2021 and 2020, respectively. The increase in other income was mainly attributed to 882,899 gain on change in fair value of derivative liabilities from the convertible notes and warrants during the three months ended June 30, 2021 as compared to gain on change in fair value of derivative liabilities of $34 incurred during the three months ended June 30, 2020.

Net Income (Loss)

We recognized net income of $654,554 and incurred net loss of $131,419 during the three months ended June 30, 2021 and 2020, respectively. The increase in our net income was mainly attributed to the increase in revenue and gain on change in fair value of derivative liability during the three months ended June 30, 2021.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Our operating results for the six months ended June 30, 2021 and June 30, 2020, and the changes between those periods for the respective items are summarized as follows:

	Six Months
	June 30,		Changes
Statement of Operations Data:	2021	2020	Amount	%

Revenue	$34,502	$7,360	$27,142	369%
Cost of Services	(26,032)	(2,300)	(23,732)	1032%
Total operating expenses	(132,704)	(95,369)	(37,335)	39%
Other income (expense)	(6,768,252)	1,327,136	(8,095,388)	(610%)
Net Income (loss)	$(6,892,486)	$1,236,827	$(8,129,313)	(657%)

Revenues

We generated revenues of $34,502 and $7,360 for the six months ended June 30, 2021 and 2020, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming.

Cost of Services

We incurred total cost of services of $26,032 and $2,300 for the six months ended June 30, 2021 and 2020, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $132,704 and $95,369 for the six months ended June 30, 2021 and 2020, respectively. The increase in operating expenses was primarily due to the increase in general and administrative expenses.

Other Income (Expenses)

We incurred total other expense of $6,768,252 and recognized other income of $1,327,136 for the six months ended June 30, 2021 and 2020, respectively. The increase in other expense was mainly attributed to $6,472,595 loss on change in fair value of derivative liabilities from the convertible notes and warrants during the six months ended June 30, 2021 as compared to gain on change in fair value of derivative liabilities of $1,480,430 incurred during the six months ended June 30, 2020.

Net Income (Loss)

We incurred net loss of $6,892,486 and recognized net income of $1,236,827 during the six months ended June 30, 2021 and 2020, respectively. The increase in our net loss was mainly attributed to the increase in operating expenses and other expense the six months ended June 30, 2021.

Liquidity and Capital Resources

	June 30,	December 31,	Changes
Working Capital Data:	2021	2020	Amount	%

Current Assets	$129,549	$4,142	$125,407	3028%
Current Liabilities	$11,857,790	$5,883,009	5,974,781	102%
Working Capital Deficiency	$(11,728,241)	$(5,878,867)	(5,849,374)	99%

At June 30, 2021 we had a working capital deficiency of $11,728,241 and an accumulated deficit of $15,090,074. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

The following table sets forth certain information about our cash flow during the six months ended June 30, 2021 and 2020:

	Six Months
	June 30,		Changes
Cash Flows Data:	2021	2020	Amount	%

Cash Flows used in Operating Activities	$(117,093)	$(5,793)	$(111,300)	1921%
Cash Flows provided by (used in) Financing Activities	242,500	(12,500)	255,000	(2040%)
Net increase (decrease) in cash during period	$125,407	$(18,293)	$143,700	(786%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the six months ended June 30, 2021, net cash flows used in operating activities was $117,093, consisting of a net loss of $6,892,486, decreased by loss on change in fair value of derivative liabilities of $6,472,595, amortization of debt discount of $224,201, note conversion fee of $500 and net changes in operating assets and liabilities of $78,097.

During the six months ended June 30, 2020, net cash flows used in operating activities was $5,793, consisting of a net income of $1,236,827, increased by amortization of debt discount of $66,424 and net changes in operating assets and liabilities of $171,386 ,and decreased by gain on change in fair value of derivative liabilities of $1,480,430.

Cash Flows from Investing Activities

There were no investing activities during the six months ended June 30, 2021 and 2020.

Cash Flows from Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $242,500 compared to net cash used in financing activities of $12,500 during the six months ended June 30, 2020.

During the six months ended June 30, 2021, we received proceeds from a promissory note of $265,000 and made repayment to the Director of the Company of $22,500.

During the six months ended June 30, 2020, we made repayment to the Director of the Company of $12,500.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of June 30, 2021, total note payable amount of $408,217 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#2	9/20/2016	6/20/2017	$56,571
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#4	11/2/2017	8/2/2018	$58,636
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
			$408,217

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: July 26, 2021	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	July 26, 2021
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

