Form 10-Q
period 2021-09-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2021-10-27
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

3,290,803,570 shares of common stock issued and outstanding as of October 23, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$66,129	$4,142
Total Current Assets	66,129	4,142

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,900	$65,108
Accounts payable - related party	446,168	388,668
Accrued interest payable	202,564	287,429
Promissory note, net of $127,747 and $0 debt discount, respectively	172,253	-
Convertible notes, net of $24,657 and $211,884 debt discount, respectively	529,548	531,674
Derivative liabilities	13,992,627	4,610,130
Total Current Liabilities	15,353,060	5,883,009

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 3,290,803,570 and 2,339,101,663 shares issued and outstanding, respectively	3,290,804	2,339,102
Additional paid-in capital (deficiency)	1,118,547	(20,381)
Accumulated deficit	(19,696,282)	(8,197,588)
Total stockholders' deficit	(15,286,931)	(5,878,867)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,129	$4,142

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$41,837	$14,661	$76,339	$22,021
Cost of services	40,628	23,552	66,660	25,852
GROSS PROFIT (LOSS)	1,209	(8,891)	9,679	(3,831)

OPERATING EXPENSES
Selling, general and administrative expenses	43,882	29,472	99,536	40,591
Professional fees	9,900	14,500	26,950	38,750
Management salaries	30,000	30,000	90,000	90,000
Total Operating Expenses	83,782	73,972	216,486	169,341

OPERATING LOSS	(82,573)	(82,863)	(206,807)	(173,172)

OTHER INCOME (EXPENSE)
Interest expense	(174,984)	(57,063)	(470,641)	(210,357)
Gain (Loss) on change in fair value of derivative liabilities	(4,348,651)	(24,499)	(10,821,246)	1,455,931
Total Other Income (Expense)	$(4,523,635)	$(81,562)	$(11,291,887)	$1,245,574

NET INCOME (LOSS)	$(4,606,208)	$(164,425)	$(11,498,694)	$1,072,402

Basic and Diluted Income (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted Earnings (Loss) per Common Share	$-	$-	$-	$0.00
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	3,318,713,236	2,021,181,889	2,844,080,980	2,021,181,889
Diluted Weighted Average Shares of Common Stock Outstanding	-	-	-	18,530,977,021

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND NINE MONTHS ENED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

(UNAUDITED)

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2020	2,339,101,663	$2,339,102	51	$-	$(20,381)	$(8,197,588)	$(5,878,867)
Shares of common stock issued for conversion of debts and accrued interest	239,246,512	239,247	-	-	(229,676)	-	9,571
Shares of common stock issued for exercise of warrants	65,483,870	65,484	-	-	(65,484)	-	-
Write off of convertible notes and accrued interest	-	-	-	-	110,076	-	110,076
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	346,640	-	346,640
Net loss	-	-	-	-	-	(7,547,040)	(7,547,040)
Balance - March 31, 2021	2,643,832,045	$2,643,833	51	$-	$141,175	$(15,744,628)	$(12,959,620)
Shares of common stock issued for conversion of debts and accrued interest	142,025,700	142,026	-	-	(39,781)	-	102,245
Shares of common stock issued for exercise of warrants	201,955,050	201,955	-	-	(201,955)	-	-
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	474,581	-	474,581
Net income	-	-	-	-	-	654,554	654,554
Balance - June 30, 2021	2,987,812,795	$2,987,813	51	$-	$374,020	$(15,090,074)	$(11,728,241)
Shares of common stock issued for conversion of debts and accrued interest	302,990,775	302,991	-	-	(138,000)	-	164,991
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	882,527	-	882,527
Net loss	-	-	-	-	-	(4,606,208)	(4,606,208)
Balance - September 30, 2021	3,290,803,570	$3,290,804	51	$-	$1,118,547	$(19,696,282)	$(15,286,931)

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2019	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(5,791,564)	$(4,366,721)
Net income	-	-	-	-	-	1,368,246	1,368,246
Balance - March 31, 2020	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(4,423,318)	$(2,998,475)
Net loss	-	-	-	-	-	(131,419)	(131,419)
Balance - June 30, 2020	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(4,554,737)	$(3,129,894)
Net loss	-	-	-	-	-	(164,425)	(164,425)
Balance - September 30, 2020	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(4,719,162)	$(3,294,319)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,498,694)	$1,072,402
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	10,821,246	(1,455,931)
Amortization of debt discount	359,479	79,065
Note conversion fee	1,500	-
Changes in operating assets and liabilities:
Accounts payable - related party	90,000	90,000
Accounts payable and accrued liabilities	(55,207)	39,254
Accrued interest payable	111,163	131,291
Net cash used in operating activities	(170,513)	(43,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(32,500)	(24,000)
Proceeds from promissory notes	265,000	25,000
Net cash provided by financing activities	232,500	1,000

Net increase (decrease) in cash and cash equivalents	61,987	(42,919)
Cash and cash equivalents - beginning of period	4,142	43,707
Cash and cash equivalents - end of period	$66,129	$788

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$265,000	$31,000
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	$1,703,748	$-
Shares of common stock issued for conversion of debt and accrued interest	$276,806	$-
Shares of common stock issued for exercise of warrants	$267,439	$-
Write off of convertible notes and accrued interest	$110,076	$-

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 7, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $66,129 and $4,142 in cash and cash equivalents as at September 30, 2021 and December 31, 2020, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming and sponsorship revenue. For the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $76,339 and $22,021 and incurred cost of sales of $66,660 and $25,852, resulting in gross profit of $9,679 and gross loss of $3,831, respectively.

	Nine Months Ended
	September 30,
Revenue	2021	2020

Live events and Broadcasting	$49,377	$22,021
Sponsorship	26,962	-
Total Revenue	$76,339	$22,021

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

Three months ended September 30, 2021

For the three months ended September 30, 2021, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

September 30,
2021
(Shares)
Convertible notes payable	449,841,893
Warrants	5,199,583,333
5,649,425,225

Three months ended September 30, 2020

For the three months ended September 30, 2020, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

September 30,
2020
(Shares)
Convertible notes payable	15,333,295,133
Warrants	1,176,499,999
16,509,795,132

Nine months ended September 30, 2021

For the nine months ended September 30, 2021, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

September 30,
2021
(Shares)
Convertible notes payable	449,841,893
Warrants	5,199,583,333
5,649,425,225

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

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis. (See Note 8)

The following table summarizes fair value measurement by level at September 30, 2021 and December 31, 2020, measured at fair value on a recurring basis:

September 30, 2021	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	13,992,627	13,992,627

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	4,610,130	4,610,130

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

There were 51 and 51 preferred shares issued and outstanding as at September 30, 2021 and December 31, 2020.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the nine months ended September 30, 2021, the Company issued 684,262,987 shares of common stock for the conversion of convertible note of $133,937 and accrued interest of $141,368.

During the nine months ended September 30, 2021, the Company issued 267,438,920 shares of common stock for the exercise of 281,500,000 units of share purchase warrants.

As of September 30, 2021 and December 31, 2020, the shares of common stock issued and outstanding was 3,290,803,570 and 2,339,101,663, respectively.

NOTE 5 – WARRANTS

During the nine months ended September 30, 2021, in conjunction with the issuance of a promissory note, the Company issued 300,000,000 units of common stock purchase warrants, exercisable for five years from issuance at weighted average exercise price of $0.0002 per share.

The below table summarizes the activity of warrants exercisable for shares of common stock during the nine months ended September 30, 2021 and year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2019	969,833,333	$0.0002
Granted	4,656,666,666	0.0001
Redeemed	(188,333,333)	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2020	5,438,166,666	$0.0001
Granted	300,000,000	0.0002
Redeemed	-	-
Exercised	(281,500,000)	0.0003
Forfeited	-	-
Balances as of September 30, 2021	5,456,666,666	$0.0001

During the nine months ended September 30, 2021, the Company issued 267,438,920 shares of common stock for the exercise of 281,500,000 units of share purchase warrants.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
Exercise price	$0.0001	$0.0002
Expected term	4.02 years	3.89 years
Expected average volatility	337% - 417%	343% - 367%
Expected dividend yield	-	-
Risk-free interest rate	0.18% - 0.92%	0.16% - 0.34%

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2021:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,456,666,666	4.02	$0.0001	5,456,666,666	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2021 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of September 30, 2021, the aggregate intrinsic value of warrants outstanding was approximately $11,819,000 based on the closing market price of $0.0024 on September 30, 2021.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of September 30, 2021 and December 31, 2020, the Company valued the fair value on the 5,456,666,666 units and 5,438,166,666 units of common stock purchase warrants granted at $13,094,951 and $1,641,589 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTE

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5)

The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method resulting in $172,253 of debt discount amortization for the nine months ended September 30, 2021.

As of September30, 2021, the note is presented at $172,253, net of debt discount of $127,747.

During the nine months ended September 30, 2021, interest expense of $20,712 was incurred on the promissory note. As of September 30, 2021, accrued interest payable on the promissory note was $20,712.

NOTE 7 – CONVERTIBLE NOTES

 The Company had the following unsecured convertible notes payable as at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Convertible Promissory Notes to Auctus Fund	$529,548	$476,258
Convertible Promissory Notes to Tangiers	-	23,801
Convertible Promissory Notes to Denali	-	31,615
Total Convertible Debts	$529,548	$531,674

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

During the nine months ended September 30, 2021, principal of $3,746 and accrued interest of $5,834 were converted into 239,266,512 shares of common stock.

As of September 30, 2021, the note is presented net of a debt discount of $1,265.

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

During the nine months ended September 30, 2021, principal of $76,750 and accrued interest of $83,128 were converted into 288,590,075 shares of common stock.

As of September 30, 2021, the notes were fully paid off through the issuance of common stock.

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

As of September 30, 2021, the note is presented net of a debt discount of $50,745.

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

During the nine months ended September 30, 2021, principal of $53,440 and accrued interest of $52,416 were converted into 156,406,400 shares of common stock.

As of September 30, 2021, the note is presented net of a debt discount of $5,196.

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

As of September 30, 2021, the note is presented net of a debt discount of $30,000.

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

As of September 30, 2021, the note is presented net of a debt discount of $48,500.

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

As of September 30, 2021, the note is presented net of a debt discount of $62,500.

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

As of September30, 2021, the note is presented net of a debt discount of $100,000.

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

As of September 30, 2021, the note is presented net of a debt discount of $31,000.

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

As of September 30, 2021, the note is presented net of a debt discount of $200,342.

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

During the nine months ended September 30, 2021, principal amount of $23,801 and accrued interest of $29,403 were written off.

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 shares of common stock.

As of December 31, 2020, the note principal balance was $31,615.

During the nine months ended September 30, 2021, principal amount of $31,615 and accrued interest of $25,257 were written off.

Accrued interest on convertible notes

During the nine months ended September 30, 2021 and 2020, interest expense of $90,450 and $131,292 was incurred on convertible notes, respectively. During the nine months ended September 30, 2021, accrued interest of $54,660 was written off and accrued interest of $141,368 was converted to common shares. As of September 30, 2021 and December 31, 2020, accrued interest payable on convertible notes was $181,852 and $287,430, respectively.

Summary of Conversions

During the nine months ended September 30, 2021, the Company issued 684,262,987 shares of common stock for the conversion of convertible note of $133,937 and accrued interest of $141,368.

NOTE 8 – DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2021:

Balance - December 31, 2020	$4,610,130
Reduction of derivative liabilities from conversion of convertible notes	(925,382)
Reduction of derivative liabilities from exercise of warrants	(593,645)
Reduction of derivative liabilities from written off of convertible notes	(184,722)
Addition of new derivative liabilities upon issuance of warrants as debt discount	265,000
Addition of new derivatives liabilities recognized as day one loss on warrants	346,970
Loss on change in fair value of the derivative	10,474,276
Balance - September 30, 2021	$13,992,627

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Day one loss due to derivative liabilities on warrants	$(346,970)	$(21,654)
Gain (Loss) on change in fair value of derivative liabilities on convertible notes and warrants	(10,474,276)	1,477,585
Gain (Loss) on change in fair value of derivative liabilities	$(10,821,246)	$1,455,931

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Expected term	0.11 years	0.86years
Expected average volatility	95% - 472%	280% - 391%
Expected dividend yield	-	-
Risk-free interest rate	0.03% - 0.16%	0.12%

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended September30, 2021, the Company accrued $90,000 of salary payable to the Director of the Company and paid $32,500 owing to him for the accrued salaries.

During the nine months ended September 30, 2020, the Company accrued $90,000 of salary payable to the Director of the Company and paid $24,000 owing to him for the accrued salaries.

As of September 30, 2021 and December 31, 2020, amount due to the related party was $446,168 and $388,668, respectively.

NOTE 10 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the September 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On August 27, 2021, we announced LFC35: Booty Camp 3D which would take place Halloween in Las Vegas and would be shot using 360 degree virtual reality cameras.

On September 1, 2021, we announced the launch of LFC Madness 2, a follow-up to our first LFC Madness bracket style virtual tournament. Once again the two prospects with the most votes would fight each other at LFC35 and each would receive a $1200 diamond bracelet courtesy Boston Diamonds & Bling.

On October 1, 2021, LFC Network was launched on schedule on Roku.

On October 19, 2021, we launched our own branded CBD pain relief cream called 'LFC True Relief'. The product is available for sale on our site.

Results of Operations

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

Our operating results for the three months ended September 30, 2021 and September 30, 2020, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30,		Changes
Statement of Operations Data:	2021	2020	Amount	%

Revenue	$41,837	$14,661	$27,176	185%
Cost of Services	(40,628)	(23,552)	(17,076)	73%
Total operating expenses	(83,782)	(73,972)	(9,810)	13%
Other income (expense)	(4,523,635)	(81,562)	(4,442,073)	5446%
Net Income (loss)	$(4,606,208)	$(164,425)	$(4,441,783)	2701%

Revenues

We generated revenues of $41,837 and $14,661 for the three months ended September 30, 2021 and 2020, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming and sponsorship.

Cost of Services

We incurred total cost of services of $40,628 and $23,552 for the three months ended September 30, 2021 and 2020, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $83,782 and $73,972 for the three months ended September 30, 2021 and 2020, respectively. The increase in operating expenses was primarily due to the increase in general and administrative expenses.

Other Income (Expenses)

We incurred total other expenses of $4,523,635 and $81,562 for the three months ended September 30, 2021 and 2020, respectively. The increase in other expenses was mainly attributed to $4,348,651 loss on change in fair value of derivative liabilities from the convertible notes and warrants during the three months ended September 30, 2021 as compared to loss on change in fair value of derivative liabilities of $24,499 incurred during the three months ended September 30, 2020.

Net Income (Loss)

We recognized net loss of $4,606,208 and $164,425 during the three months ended September 30, 2021 and 2020, respectively. The increase in our net loss was mainly attributed to the loss on change in fair value of derivative liability during the three months ended September 30, 2021.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

Our operating results for the nine months ended September 30, 2021 and September 30, 2020, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	September 30,		Changes
Statement of Operations Data:	2021	2020	Amount	%

Revenue	$76,339	$22,021	$54,318	247%
Cost of Services	(66,660)	(25,852)	(40,808)	158%
Total operating expenses	(216,486)	(169,341)	(47,145)	28%
Other income (expense)	(11,291,887)	1,245,574	(12,537,461)	(1007)%
Net Income (loss)	$(11,498,694)	$1,072,402	$(12,571,096)	(1172)%

Revenues

We generated revenues of $76,339 and $22,021 for the nine months ended September 30, 2021 and 2020, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events and televised entertainment programming and sponsorship.

Cost of Services

We incurred total cost of services of $66,660 and $25,852 for the nine months ended September 30, 2021 and 2020, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $216,486 and $169,341 for the nine months ended September 30, 2021 and 2020, respectively. The increase in operating expenses was primarily due to the increase in general and administrative expenses.

Other Income (Expenses)

We incurred total other expense of $11,291,887 and recognized other income of $1,245,574 for the nine months ended September 30, 2021 and 2020, respectively. The increase in other expense was mainly attributed to $10,821,246 loss on change in fair value of derivative liabilities from the convertible notes and warrants during the nine months ended September 30, 2021 as compared to gain on change in fair value of derivative liabilities of $1,455,931 recognized during the nine months ended September 30, 2020.

Net Income (Loss)

We incurred net loss of $11,498,694 and recognized net income of $1,072,402 during the nine months ended September 30, 2021 and 2020, respectively. The increase in our net loss was mainly attributed to the increase in operating expenses and other expense the nine months ended September 30, 2021.

Liquidity and Capital Resources

	September 30,	December 31,	Changes
Working Capital Data:	2021	2020	Amount	%

Current Assets	$66,129	$4,142	$61,987	1497%
Current Liabilities	$15,353,060	$5,883,009	9,470,051	161%
Working Capital Deficiency	$(15,286,931)	$(5,878,867)	(9,408,064)	160%

At September 30, 2021 we had a working capital deficiency of $15,286,931 and an accumulated deficit of $19,696,282. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

The following table sets forth certain information about our cash flow during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,		Changes
Cash Flows Data:	2021	2020	Amount	%

Cash Flows used in Operating Activities	$(170,513)	$(43,919)	$(126,594)	288%
Cash Flows provided by Financing Activities	232,500	1,000	231,500	23150%
Net increase (decrease) in cash during period	$61,987	$(42,919)	$104,906	(244)%

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the nine months ended September 30, 2021, net cash flows used in operating activities was $170,513, consisting of a net loss of $11,498,694, decreased by loss on change in fair value of derivative liabilities of $10,821,246, amortization of debt discount of $359,479, note conversion fee of $1,500 and net changes in operating assets and liabilities of $145,956.

During the nine months ended September 30, 2020, net cash flows used in operating activities was $43,919, consisting of a net income of $1,072,402, increased by amortization of debt discount of $79,065 and net changes in operating assets and liabilities of $260,545 ,and decreased by gain on change in fair value of derivative liabilities of $1,455,931.

Cash Flows from Investing Activities

There were no investing activities during the nine months ended September 30, 2021 and 2020.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $232,500 compared to $1,000 during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, we received proceeds from a promissory note of $265,000 and made repayment to the Director of the Company of $32,500.

During the nine months ended September 30, 2020, we received proceeds from a promissory note of $25,000 and made repayment to the Director of the Company of $24,000.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of September 30, 2021, total note payable amount of $329,205 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#4	11/2/2017	8/2/2018	$5,196
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
			$329,205

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: October 27, 2021	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	October 27, 2021
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

