Form 10-K
period 2021-12-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2022-03-31
CIK 1407704

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2021 was $5,361,233.

The number of shares of registrant's common stock outstanding as of March 28, 2022 was 3,535,302,536.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

2021 ANNUAL REPORT ON FORM 10-K

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

Among other provisions, each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) - (0.019607 x 5,000,000) = 102,036).

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

To date, we have hosted 18 live events across the U.S. and Europe as well as more than 80 episodes of a reality series which are normally 30 minutes each. Our brand is growing on social media where our content has been viewed by more than 85 million people.

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

(b) Holders

As of March 28, 2022, we had approximately 250 shareholders of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Island Stock Transfer. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

At December 31, 2021, we did not have any equity compensation plans that were not approved by stockholders.

Transfer Agent

Our transfer agent is VStock Transfer, LLC., 18 Lafayette Place Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued 862,061,953 shares of common stock for the conversion of convertible note of $139,132 and accrued interest of $167,920.

During the year ended December 31, 2021, the Company issued 267,438,920 shares of common stock for the exercise of 281,500,000 units of share purchase warrants.

During the year ended December 31, 2021, the Company issued 66,700,000 shares of common stock as commitment stock to a noteholder under registration rights agreement in relations to the filing of S-1.

Rule 10B-18 Transactions

During the year ended December 31, 2021, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. [RESERVED]

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

Results of Operations

Year ended December 31, 2021 as compared to the Year ended December 31, 2020

Our operating results for the year ended December 31, 2021 and December 31, 2020, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,		Changes
Statement of Operations Data:	2021	2020	Amount	%

Revenue	$95,436	$27,776	$67,660	244%
Cost of services	(96,245)	(27,652)	(68,593)	248%
Gross profit (loss)	(809)	124	(933)	(752%)
Total operating expenses	(411,655)	(233,052)	(178,603)	77%
Other expense	(3,111,090)	(2,173,096)	(937,994)	43%
Net loss	$(3,524,363)	$(2,405,900)	$(1,118,463)	46%

Revenues

We generated revenues of $95,436 and $27,776 for the year ended December 31, 2021 and 2020, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship and site subscription. The increase in revenues was attributed to an increase in live event revenue and sponsorship revenue.

Cost of Services

We incurred total cost of services of $96,245 and $27,652 for the year ended December 31, 2021 and 2020, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $411,655 and $233,052 for the year ended December 31, 2021 and 2020, respectively. The increase in operating expenses was primarily due to the increase in advertising expenses and stock based compensation expense.

Other Income (Expenses)

We incurred total other expense of $3,111,090 and $2,173,096 for the year ended December 31, 2021 and 2020, respectively. The increase in other expense was mainly attributed to an increase in loss on changes in fair value of derivatives from the convertible notes and warrants and an increase in accrued interest expenses from convertible notes and promissory notes during the year ended December 31, 2021.

Net Income (Loss)

We incurred net loss of $3,523,554 and $2,406,024 during the year ended December 31, 2021 and 2020, respectively. The increase in our net loss was mainly attributed to the increase in operating expenses and other expense during the year ended December 31, 2021.

Liquidity and Capital Resources

	December 31,	December 31,	Changes
Working Capital Data:	2021	2020	Amount	%

Current Assets	$41,981	$4,142	$37,839	914%
Current Liabilities	$6,840,790	$5,883,009	957,781	16%
Working Capital Deficiency	$(6,798,809)	$(5,878,867)	(919,942)	16%

At December 31, 2021, we had a working capital deficiency of $6,798,809 and an accumulated deficit of $11,721,142. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

The following table sets forth certain information about our cash flow during the year ended December 31, 2021 and December 31, 2020:

	Year Ended
	December 31,		Changes
Cash Flows Data:	2021	2020	Amount	%

Cash Flows used in Operating Activities	$(265,661)	$(78,915)	$(186,746)	237%
Cash Flows provided by Financing Activities	296,000	39,350	256,650	652%
Net increase (decrease) in cash during period	$30,339	$(39,565)	$69,904	(177%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the year ended December 31, 2021, net cash flows used in operating activities was $265,661, consisting of a net loss of $3,523,554, decreased by loss on change in fair value of derivative liabilities of $2,481,400, stock based compensation of $120,060, amortization of debt discount of $462,701 and note conversion fee $2,000 and net changes in operating assets and liabilities of $191,732.

During the year ended December 31, 2020, net cash flows used in operating activities was $78,915, consisting of a net loss of $2,406,024, increased by accrued interest written off of $21,860, and decreased by loss on change in fair value of derivative liabilities of $1,922,876 and amortization of debt discount of $118,934 and net changes in operating assets and liabilities of $307,159.

Cash Flows from Investing Activities

There was no investing activities during the year ended December 31, 2021 and December 31, 2020.

Cash Flows from Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $296,000 attributed to proceeds from the issuance of promissory notes.

During the year ended December 31, 2020, net cash provided by financing activities was $39,350 consists of proceeds from the issuance of convertible notes of $216,100, offset by repayment to related party of $1,750 and repayment of convertible notes and redemption of warrants of $175,000.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

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

Level 1 -	quoted prices in active markets for identical assets or liabilities
Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 -	inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lingerie Fighting Championships, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

March 29, 2022

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$34,481	$4,142
Prepaid expenses	7,500	-
Total Current Assets	41,981	4,142

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,849	$65,108
Accounts payable - related party	465,168	388,668
Accrued interest payable	231,839	287,429
Promissory notes, net of $89,183 and $0 debt discount, respectively	250,817	-
Convertible notes, net of $0 and $211,884 debt discount, respectively	549,010	531,674
Derivative liabilities	5,323,107	4,610,130
Total Current Liabilities	6,840,790	5,883,009

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 3,535,302,536 and 2,339,101,663 shares issued and outstanding, respectively	3,535,303	2,339,102
Additional paid-in capital (deficiency)	1,387,030	(20,381)
Accumulated deficit	(11,721,142)	(8,197,588)
Total stockholders' deficit	(6,798,809)	(5,878,867)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,981	$4,142

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020

Revenue	$95,436	$27,776
Cost of services	96,245	27,652
GROSS PROFIT (LOSS)	(809)	124

OPERATING EXPENSES
Selling, general and administrative expenses	124,645	52,302
Professional fees	167,010	60,750
Management salaries	120,000	120,000
Total Operating Expenses	411,655	233,052

OPERATING LOSS	(412,464)	(232,928)

OTHER INCOME (EXPENSE)
Interest expense	(626,690)	(272,080)
Loss on change in fair value of derivative liabilities	(2,481,400)	(1,922,876)
Accrued interest written off	-	21,860
Total Other Expense	$(3,111,090)	$(2,173,096)

NET LOSS	$(3,523,554)	$(2,406,024)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	2,976,633,298	2,539,232,818

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENED DECEMBER 31, 2021

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2019	2,021,181,889	$2,021,182	51	$-	$(596,339)	$(5,791,564)	$(4,366,721)
Repayment of convertible notes and redemption of warrants	-	-	-	-	881,161	-	881,161
Shares of common stock issued for conversion of debts	317,919,774	317,920	-	-	(222,544)	-	95,376
Derivative liabilities reclass to Additional paid-in capital due to conversion	-	-	-	-	(82,659)	-	(82,659)
Net loss	-	-	-	-	-	(2,406,024)	(2,406,024)
Balance - December 31, 2020	2,339,101,663	$2,339,102	51	$-	$(20,381)	$(8,197,588)	$(5,878,867)
Shares of common stock issued for conversion of debts and accrued interest	862,061,953	862,062	-	-	(553,008)	-	309,054
Shares of common stock issued for exercise of warrants	267,438,920	267,439	-	-	(267,439)	-	-
Commitment stock issued under registration rights agreement	66,700,000	66,700	-	-	53,360	-	120,060
Write off of convertible notes and accrued interest	-	-	-	-	110,076	-	110,076
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	2,064,422	-	2,064,422
Net loss	-	-	-	-	-	(3,523,554)	(3,523,554)
Balance - December 31, 2021	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(11,721,142)	$(6,798,809)

The accompanying notes are an integral part of these financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,523,554)	$(2,406,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liabilities	2,481,400	1,922,876
Stock based compensation	120,060	-
Amortization of debt discount	462,701	118,934
Accrued interest written off	-	(21,860)
Note conversion fee	2,000	-
Changes in operating assets and liabilities:
Prepaid expense	(7,500)	-
Accounts payable - related party	76,500	89,400
Accounts payable and accrued liabilities	(44,258)	64,614
Accrued interest payable	166,990	153,145
Net cash used in operating activities	(265,661)	(78,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	-	(1,750)
Proceeds from convertible debts	-	216,100
Repayment of convertible notes and redemption of warrants	-	(175,000)
Proceeds from promissory notes	296,000	-
Net cash provided by financing activities	296,000	39,350

Net increase (decrease) in cash and cash equivalents	30,339	(39,565)
Cash and cash equivalents - beginning of period	4,142	43,707
Cash and cash equivalents - end of period	$34,481	$4,142

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$296,000	$256,000
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	$2,064,422	$82,659
Shares of common stock issued for conversion of debt and accrued interest	$862,062	$95,376
Shares of common stock issued for exercise of warrants	$267,439	$-
Write off of convertible notes and accrued interest	$110,076	$-

The accompanying notes are an integral part of these financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $34,481 and $4,142 in cash and cash equivalents as at December 31, 2021 and December 31, 2020, respectively.

Prepaid Expense

Prepaid expenses relate to prepayment made for future services in advance that will be expensed over time as the benefit of the services is received in the future expected within one year.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of live events and televised entertainment programming and also through sponsorship and site subscription. For the year ended December 31, 2021 and 2020, the Company recognized revenue of $95,436 and $27,776 and incurred cost of sales of $96,245 and $27,652, resulting in gross loss and of $809 and gross profit of $124, respectively.

	Year Ended
	December 31,
Revenue	2021	2020

Live events and site subscription	$68,474	$27,776
Sponsorship	26,962	-
Total Revenue	$95,436	$27,776

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

For the year ended December 31, 2021 and 2020, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	December 31,	December 31,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	1,220,824,879	10,031,194,872
Warrants	4,685,416,666	3,300,000,000
	5,906,241,545	13,331,194,872

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

Level 1 -	quoted prices in active markets for identical assets or liabilities
Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 -	inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis. (See Note 8)

The following table summarizes fair value measurement by level at December 31, 2021 and December 31, 2020, measured at fair value on a recurring basis:

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	5,323,107	5,323,107

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	4,610,130	4,610,130

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

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

NOTE 3 - GOING CONCERN

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

NOTE 4 - STOCKHOLDERS DEFICIT

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

There were 51 and 51 preferred shares issued and outstanding as at December 31, 2021 and December 31, 2020.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the year ended December 31, 2021, the Company issued 862,061,953 shares of common stock for the conversion of convertible note of $139,132 and accrued interest of $167,920.

During the year ended December 31, 2021, the Company issued 267,438,920 shares of common stock for the exercise of 281,500,000 units of share purchase warrants.

During the year ended December 31, 2021, the Company issued 66,700,000 shares of common stock as commitment stock to a noteholder under registration rights agreement in relations to the filing of S-1.

As of December 31, 2021 and December 31, 2020, the shares of common stock issued and outstanding was 3,535,302,536 and 2,339,101,663, respectively.

NOTE 5 - WARRANTS

During the year ended December 31, 2021, in conjunction with the issuance of promissory notes, the Company issued 400,000,000 units of common stock purchase warrants, exercisable for five years from issuance at weighted average exercise price of $0.0004 per share.

The below table summarizes the activity of warrants exercisable for shares of common stock during the year ended December 31, 2021 and year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2019	969,833,333	$0.0002
Granted	4,656,666,666	0.0001
Redeemed	(188,333,333)	0.0003
Exercised	-	-
Forfeited	-	-
Balances as of December 31, 2020	5,438,166,666	$0.0001
Granted	400,000,000	0.0002
Redeemed	-	-
Exercised	(281,500,000)	0.0003
Forfeited	-	-
Balances as of December 31, 2021	5,556,666,666	$0.0001

During the year ended December 31, 2021, the Company issued 267,438,920 shares of common stock for the exercise of 281,500,000 units of share purchase warrants.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2021 and 2020:

Year Ended
December 31,
	2021	2020
Exercise price	$0.0001 - $0.0008	$0.0001 - $0.0003
Expected term	3.79 years	4.61 - 4.81 years
Expected average volatility	350% - 417%	343% - 402%
Expected dividend yield	-	-
Risk-free interest rate	0.18% - 1.26%	0.16% - 0.44%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2021:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,556,666,666	3.79	$0.0001	5,556,666,666	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2021 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of December 31, 2021, the aggregate intrinsic value of warrants outstanding was approximately $3,748,333 based on the closing market price of $0.0008 on December 31, 2021.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of December 31, 2021 and December 31, 2020, the Company valued the fair value on the 5,456,666,666 units and 5,438,166,666 units of common stock purchase warrants granted at $4,444,017 and $1,641,589 based on Black-Scholes option valuation model, respectively.

NOTE 6 - PROMISSORY NOTE

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method resulting in $248,077 of debt discount amortization for the year ended December 31, 2021. As of December 31, 2021, the note is presented at $248,077, net of debt discount of $51,923.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on December 6, 2022. In conjunction with the convertible note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method resulting in $2,740 of debt discount amortization for the year ended December 31, 2021. As of December 31, 2021, the note is presented at $2,740, net of debt discount of $37,260.

During the year ended December 31, 2021, interest expense of $33,008 was incurred on the promissory notes. As of December 31, 2021, accrued interest payable on the promissory note was $33,008.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020

Convertible Promissory Notes to Auctus Fund	$549,010	$476,258
Convertible Promissory Notes to Tangiers	-	23,801
Convertible Promissory Notes to Denali	-	31,615
Total Convertible Debts	$549,010	$531,674

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

During the year ended December 31, 2021, principal of $3,746 and accrued interest of $5,834 were converted into 239,266,512 shares of common stock.

As of December 31, 2021, the note is presented net of a debt discount of $1,265.

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

During the year ended December 31, 2021, principal of $76,750 and accrued interest of $83,128 were converted into 288,590,075 shares of common stock.

As of December 31, 2021, the notes were fully paid off through the issuance of common stock.

Auctus #3

On January 13, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of 45,000 with a $2,500 original issue discount to the unrelated party, which bears interest at 8% of the principal amount. The promissory note matures on January 13, 2018. The conversion price shall be equal to 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $45,000 is being amortized over the life of the note using the effective interest method. Total of $0 and $40,843 of the discount was recorded as interest expense for the year ended December 31, 2018 and the year ended December 31, 2017.

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

During the year ended December 31, 2021, principal of $58,636 and accrued interest of $52,583 were converted into 166,178,366 shares of common stock.

As of December 31, 2021, the notes were fully paid off through the issuance of common stock.

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

During the year ended December 31, 2021, accrued interest of $26,384 were converted into 168,027,000 shares of common stock.

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

As of December 31, 2021, the note is presented net of a debt discount of $31,000.

This note is currently in default.

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

As of December 31, 2021, the note is presented net of a debt discount of $225,000.

This note is currently in default.

Commitment Note Payable to Tangiers

On April 4, 2016, the Company entered into an investment agreement with an unrelated party. Per the investment agreement, the investor will invest up to $5,000,000 to purchase the Company’s common stock, par value of 0.001 per share. In connection with the investment agreement, the Company entered into a registration rights agreement with the unrelated party which has been filed with the SEC. The maximum investment amount is equal to one hundred percent of the average of the daily trading volume of the common stock for the ten days prior to the put notice entered into by the unrelated party. The total purchase price to be paid in connection with the put notice, is calculated at eighteen percent discount of the lowest trading price of the common stock during the five consecutive trading days immediately succeeding the put notice date.

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

During the year ended December 31, 2021, principal amount of $23,801 and accrued interest of $29,403 were written off.

Notes Payable to Denali

On January 10, 2017, the Company entered into an Assignment Agreement that Denali acquired $50,000 of the $100,000 note held by Tangiers.

During the year ended December 31, 2017, principal of $18,385 was converted for 9,884,409 shares of common stock.

As of December 31, 2020, the note principal balance was $31,615.

During the year ended December 31, 2021, principal amount of $31,615 and accrued interest of $25,257 were written off.

Accrued interest on convertible notes

During the year ended December 31, 2021 and 2020, interest expense of $133,981 and $153,146 was incurred on convertible notes, respectively. During the year ended December 31, 2021, accrued interest of $54,660 was written off and accrued interest of $167,920 was converted to common shares. As of December 31, 2021 and December 31, 2020, accrued interest payable on convertible notes was $198,831 and $287,430, respectively.

Summary of Conversions

During the year ended December 31, 2021, the Company issued 862,061,953 shares of common stock for the conversion of convertible note of $139,132 and accrued interest of $167,920

During the year ended December 31, 2020, the Company issued 317,919,774 shares of common stock for conversion of convertible note accrued interest of $12,717.

NOTE 8 - DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2021:

Balance - December 31, 2020	$4,610,130
Reduction of derivative liabilities from conversion of convertible notes	(1,286,057)
Reduction of derivative liabilities from exercise of warrants	(593,645)
Reduction of derivative liabilities from written off of convertible notes	(184,721)
Addition of new derivative liabilities upon issuance of warrants as debt discount	296,000
Addition of new derivatives liabilities recognized as day one loss on warrants	385,964
Loss on change in fair value of the derivative	2,095,436
Balance - December 31, 2021	$5,323,107

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2021 and 2020, respectively.

	Year Ended
	December 31,	December 31,
	2021	2020
Day one loss due to derivative liabilities on convertible notes	$	$(159,280)
Day one loss due to derivative liabilities on warrants	(385,964)	(253,849)
Loss on change in fair value of derivative liabilities on convertible notes and warrants	(2,095,436)	(1,509,747)
Loss on change in fair value of derivative liabilities	$(2,481,400)	$(1,922,876)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Year Ended
	December 31,	December 31,
	2021	2020
Expected term	-	0.61 - 0.89 years
Expected average volatility	95% - 472%	172% - 391%
Expected dividend yield	-	-
Risk-free interest rate	0.03% - 0.97%	0.10% 0.12%

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, the Company accrued $120,000 of salary payable to the Director of the Company and paid $43,500 owing to him for the accrued salaries.

During the year ended December 31, 2020, the Company accrued $120,000 of salary payable to the Director of the Company and paid $30,600 owing to him for the accrued salaries.

As of December 31, 2021 and December 31, 2020, amount due to the related party was $465,168 and $388,668, respectively.

NOTE 10 - INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2021 and 2020, are as follows:

	December 31, 2021	December 31, 2020
Net operating loss carryforward	$3,083,362	$2,700,062
Statutory tax Rate	21%	21%
Deferred tax asset	647,506	567,013
Less: Valuation allowance	(647,506)	(567,013)
Net deferred assets	$-	$-

As of December 31, 2021, the Company had approximately $3 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2037. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2021 are subject to review by the tax authorities.

NOTE 11 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our President and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes‑Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, which consists of our sole officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

ITEM 9B. OTHER INFORMATION

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

Shaun Donnelly, age 53, Chief Executive Officer, Director

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2021, were timely.

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

17

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

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2021 and 2020 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total

Shaun Donnelly, Chief Executive Officer,	2021	$120,000	$-	$-	$120,000
Chief Financial Officer and Director (1)	2020	$120,000	--	$--	$120,000

____________

1.	Mr. Donnelly accrued compensation at the rate of $10,000 per month. On September 3, 2016, Mr. Donnelly was issued 51 Series A preferred shares valued at $42,669.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 28, 2022, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

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

Name of Beneficial Owner (1)	Shares of Series A Preferred (3)	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Shaun Donnelly	51	100%	9,350,000	0.264%
Chief Executive Officer, Chief Financial Officer

All officers and directors as a group (1 person)	51	100%	9,350,000	0.264%

Name of beneficial owner (5%)

None

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. Based on 3,535,302,536 share equivalents of common stock as of March 28, 2022.

19

(3)

Each one share of the Series A Preferred Stock has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) - (0.019607 x 5,000,000) = 102,036). The Series A Preferred Stock has no dividend rights, no liquidation rights and no redemption rights, and was created primarily to be able to obtain a quorum and conduct business at shareholder meetings.

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

During the year ended December 31, 2021, the Company accrued $120,000 of salary payable to the Director of the Company and paid $43,500 owing to him for the accrued salaries.

During the year ended December 31, 2020, the Company accrued $120,000 of salary payable to the Director of the Company and paid $30,600 owing to him for the accrued salaries.

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

	Year Ended December 31,
Category	2021	2020
Audit Fees (1)	$24,200	$34,500
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

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

ITEM 15. OTHER INFORMATION

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Defaults Upon Senior Securities

As of December 31, 2021, total note payable amount of $549,010 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
			$549,010

Mine Safety Disclosures

Not Applicable.

Other Information

None.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

2.1	Share Exchange Agreement dated March 31, 2015, by and among Cala Energy Corp., Lingerie Fighting Championships, Inc., and the Shareholders of Lingerie Fighting Championships, Inc.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

2.2	Agreement and Plan of Merger dated April 1, 2015, by and among the Company and Lingerie Fighting Championships, Inc.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

2.3	Articles of Merger effective as of April 1, 2015 with the Nevada Secretary of State.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

3.1	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on November 16, 2017 2017 and incorporated herein by reference.

3.2	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on February 14, 2017 and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on February 14, 2017 and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation	Form 8-K filed with the Securities and Exchange Commission on September 19, 2016 and incorporated herein by reference.

3.5	Certificate of Change of the Company pursuant to Nevada Revised Statutes Section 78.209, as filed with the Secretary of State of the State of Nevada on March 20, 2015.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

3.6	Amended and Restated Articles of Incorporation of the Company.	Form 10-K Filed with the Securities and Exchange Commission on May 5, 2014 and incorporated herein by this reference.

3.7	Amended Articles of Incorporation of the Company.	Form 10-K filed with the Securities and Exchange Commission on June 13, 2013 and incorporated herein by this reference.

3.8	Amended Articles of Incorporation of the Company.	Form 8-K filed with the Securities and Exchange Commission on March 31, 2010 and incorporated herein by this reference.

3.9	Amended and Restated Articles of Incorporation of Company	Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 incorporated herein by this reference.

3.10	Articles of Organization of the Company.	Form 8-K filed with the Securities and Exchange Commission on April 24, 2009 and incorporated herein by this reference.

3.11	Amended and Restated Bylaws of the Company	Form 8-K filed with the Securities and Exchange Commission on July 22, 2015 and incorporated herein by this reference.

3.12	Bylaws of the Company	Form SB-2 filed with the Securities and Exchange Commission on December 12, 2007 and incorporated herein by this reference.

10.1	Form of Founders Agreement, dated July 31, 2014, by and among Lingerie Fighting Championships, Inc., and Mohammed Ismail.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.2	Form of Founders Agreement, dated July 28, 2014, by and among Lingerie Fighting Championships, Inc., Michelle C. Blanchard and Stephen J. Ureczky.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.3	Form of Securities Purchase Agreement, by and among the Company and investors in the PPO financing.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.4	Form of Escrow Agreement, by and among the Company, CKR Law, LLP and investors in the PPO financing.	Form 8-K filed with the Securities and Exchange Commission on April 7, 2015 and incorporated herein by reference.

10.5	2010 Long-Term Incentive Plan of the Company.	Form S-8 filed with the Securities and Exchange Commission on August 23, 2010 and incorporated herein by this reference.

10.6	Investment Agreement between Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.7	Registration Rights Agreement between Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.8	Commitment Fee Promissory Note between the Company and Tangiers Global, LLC, dated as of April 4, 2016.	Form S-1 filed with the Securities and Exchange Commission on April 28, 2016 and incorporated herein by this reference.

10.9	Employment Agreement between the Company and Shaun Donnelly (Form 8-K filed with the Securities and Exchange Commission on October 7, 2016 and incorporated herein by this reference)

10.10	Amendment to Employment Agreement between the Company and Shaun Donnelly

10.11	Amendment to the Convertible Note between the Company and EMA Financial, LLC dated February 20, 2018.

10.12	Amendment #2 to the Convertible Promissory Note issued on October 18, 2017 between the Company Auctus Fund, LLC, dated February 23, 2018

10.13	Securities Purchase Agreement between the Company and EMA Financial, LLC dated, July 2, 2018

10.14	12% Convertible Note issued to EMA Financial, LLC dated, July 2, 2018

10.15	Common Stock Purchase Warrant issued to EMA Financial, LLC dated, July 2, 2018

10.16	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, July 2, 2018

10.17	Convertible Promissory Note issued to Auctus Fund, LLC dated, July 2, 2018

10.18	Amendment #1 to the Convertible Promissory Note Issued on July 2, 2018 to Auctus Fund, LLC dated, July 2, 2018

10.19	Common Stock Purchase Warrant issued to Auctus Fund, LLC dated, July 2, 2018

10.20	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, March 22, 2019

10.21	Convertible Promissory Note issued to Auctus Fund, LLC dated, March 22, 2019

10.22	Common Stock Purchase Warrant issued to Auctus Fund, LLC dated, March 22, 2019

10.23	Securities Purchase Agreement between the Company and EMA Financial, LLC dated, March 25, 2019

10.24	12% Convertible Note issued to EMA Financial, LLC dated, March 25, 2019

10.25	Common Stock Purchase Warrant issued to EMA Financial, LLC dated, March 25, 2019

10.26	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, October 23, 2019

10.27	Convertible Promissory Note issued to Auctus Fund, LLC dated, October 23, 2019

10.28	Common Stock Purchase Warrant issued to Auctus Fund, LLC dated, October 23, 2019

10.29	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, August 4, 2020

10.30	Convertible Promissory Note issued to Auctus Fund, LLC dated, August 4, 2020

10.31	Common Stock Purchase Warrant A issued to Auctus Fund, LLC dated, August 4, 2020

10.32	Common Stock Purchase Warrant B issued to Auctus Fund, LLC dated, August 4, 2020

10.33	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, November 2, 2020

10.34	Convertible Promissory Note issued to Auctus Fund, LLC dated, November 2, 2020

10.35	Common Stock Purchase Warrant A issued to Auctus Fund, LLC dated, November 2, 2020

10.36	Common Stock Purchase Warrant B issued to Auctus Fund, LLC dated, November 2, 2020

10.37	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, March 4, 2021

10.38	Convertible Promissory Note issued to Auctus Fund, LLC dated, March 4, 2021

10.39	Common Stock Purchase Warrant (First Warrant) issued to Auctus Fund, LLC dated, March 4, 2021

10.40	Common Stock Purchase Warrant (Second Warrant) issued to Auctus Fund, LLC dated, March 4, 2021

10.41*	Common Stock Purchase Warrant (First Warrant) issued to Auctus Fund, LLC dated, November 30, 2021

10.42*	Registration Rights Agreement between the Company to Auctus Fund, LLC dated, October 22, 2021

10.43*	Security Agreement between the Company and Auctus Fund, LLC dated, November 30, 2021

10.44*	Securities Purchase Agreement between the Company and Auctus Fund, LLC dated, November 30, 2021

31.1*	Section 302 Certification

32.1*	Section 906 Certification

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: March 31, 2022	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	March 31, 2022
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

