Form 10-Q
period 2022-03-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2022-06-03
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

3,535,302,536 shares of common stock issued and outstanding as of May 25, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$14,797	$34,481
Prepaid expenses	7,500	7,500
Total Current Assets	22,297	41,981

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$43,314	$20,849
Accounts payable - related party	482,668	465,168
Accrued interest payable	282,544	231,839
Promissory notes, net of $27,397 and $89,183 debt discount, respectively	312,603	250,817
Convertible notes, net of $0 debt discount	549,010	549,010
Derivative liabilities	4,346,984	5,323,107
Total Current Liabilities	6,017,122	6,840,790

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 3,535,302,536 shares issued and outstanding	3,535,303	3,535,303
Additional paid-in capital	1,387,030	1,387,030
Accumulated deficit	(10,917,157)	(11,721,142)
Total stockholders' deficit	(5,994,824)	(6,798,809)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,297	$41,981

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$21,165	$7,076
Cost of services	-	21,005
GROSS PROFIT (LOSS)	21,165	(13,929)

OPERATING EXPENSES
Selling, general and administrative expenses	14,912	24,557
Professional fees	35,900	5,250
Management salaries	30,000	30,000
Total Operating Expenses	80,812	59,807

OPERATING LOSS	(59,648)	(73,736)

OTHER INCOME (EXPENSE)
Interest expense	(112,491)	(117,810)
Gain (Loss) on change in fair value of derivative liabilities	976,124	(7,355,494)
Total Other Income (Expense)	$863,633	$(7,473,304)

NET INCOME (LOSS)	$803,985	$(7,547,040)

Basic and Diluted Income (Loss) per Common Share	$0.00	$(0.00)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	3,535,302,536	2,612,776,754

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Three Months Ended March 31, 2022

	Common Stock		Preferred Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2021	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(11,721,142)	$(6,798,809)
Net loss	-	-	-	-	-	803,985	803,985
Balance - March 31, 2022	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(10,917,157)	$(5,994,824)

Three Months Ended March 31, 2021

	Common Stock		Preferred Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2020	2,339,101,663	$2,339,102	51	$-	$(20,381)	$(8,197,588)	$(5,878,867)
Shares of common stock issued for conversion of debts and accrued interest	239,246,512	239,247	-	-	(229,676)	-	9,571
Shares of common stock issued for exercise of warrants	65,483,870	65,484			(65,484)	-	(0)
Write off of convertible notes and accrued interest	-	-	-	-	110,076	-	110,076
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	346,640	-	346,640
Net loss	-	-	-	-	-	(7,547,040)	(7,547,040)
Balance - March 31, 2021	2,643,832,045	$2,643,833	51	$-	$141,175	$(15,744,628)	$(12,959,620)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$803,985	$(7,547,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	(976,124)	7,355,494
Amortization of debt discount	61,786	85,376
Changes in operating assets and liabilities:
Accounts payable - related party	17,500	30,000
Accounts payable and accrued liabilities	22,464	(54,669)
Accrued interest payable	50,705	32,435
Net cash used in operating activities	(19,684)	(98,404)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	-	(7,500)
Proceeds from promissory notes	-	265,000
Net cash provided by financing activities	-	257,500

Net increase (decrease) in cash and cash equivalents	(19,684)	159,096
Cash and cash equivalents - beginning of period	34,481	4,142
Cash and cash equivalents - end of period	$14,797	$163,238

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$-	$265,000
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	$-	$346,640
Shares of common stock issued for conversion of debt and accrued interest	$-	$9,571
Shares of common stock issued for exercise of warrants	$-	$65,484
Write off of convertible notes and accrued interest	$-	$110,076

The accompanying notes are an integral part of these unaudited financial statements.

 LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2021 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $14,797 and $34,481 in cash and cash equivalents as at March 31, 2022 and December 31, 2021, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of live events and televised entertainment programming and also through sponsorship and site subscription. For the three months ended March 31, 2022 and 2021, the Company recognized revenue of $21,165 and $7,076 and incurred cost of sales of $0 and $21,005, resulting in gross loss and of $21,165 and gross loss of $13,929, respectively.

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

For the three months ended March 31, 2022 and 2021, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	March 31,	March 31,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	1,704,957,556	610,683,219
Warrants	4,428,333,333	5,100,561,403
	6,133,290,889	5,711,244,622

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

The following table summarizes fair value measurement by level at March 31, 2022 and December 31, 2021, measured at fair value on a recurring basis:

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	4,346,984	4,346,984

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	5,323,107	5,323,107

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  For the Company, the new standard was effective on January 1, 2021 and the adoption of this guidance to have a material impact on our financial statements.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. For the Company, the new standard was effective on January 1, 2021 and the adoption of this guidance to have a material impact on our financial statements.

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

There were 51 and 51 preferred shares issued and outstanding as at March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the shares of common stock issued and outstanding was 3,535,302,536.

NOTE 5 – WARRANTS

The below table summarizes the activity of warrants exercisable for shares of common stock during the three months ended March 31, 2022 and year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2020	5,438,166,666	$0.0001
Granted	400,000,000	0.0002
Redeemed	-	-
Exercised	(281,500,000)	0.0003
Forfeited	-	-
Balances as of December 31, 2021	5,556,666,666	$0.0001
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of March 31, 2022	5,556,666,666	$0.0001

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Exercise price	$0.0001 - $0.0008	$0.0002
Expected term	3.55 years	5 years
Expected average volatility	245% - 365%	337%
Expected dividend yield	-	-
Risk-free interest rate	2.28% - 2.45%	0.77%

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2022:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,556,666,666	3.55	$0.0001	5,556,666,666	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of March 31, 2022, the aggregate intrinsic value of warrants outstanding was approximately $2,657,000 based on the closing market price of $0.0006 on March 31, 2022.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of March 31, 2022 and December 31, 2021, the Company valued the fair value on the 5,556,666,666 units and 5,556,666,666 units of common stock purchase warrants granted at $3,324,010 and $4,444,017 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Promissory Notes to Auctus Fund	$340,000	$340,000
Less Debt Discount	(27,397)	(89,183)
Total Promissory Notes	$312,603	$250,817

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method resulting in $248,077 of debt discount amortization for the year ended December 31, 2021. As of March 31, 2022, the note is presented at $300,000, net of debt discount of $0.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on December 6, 2022. In conjunction with the convertible note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method resulting in $2,740 of debt discount amortization for the year ended December 31, 2021. As of March 31, 2022, the note is presented at $12,603, net of debt discount of $27,397.

During the three months ended March 31, 2022 and 2021, interest expense of $13,019 and $2,663 was incurred on the promissory notes. As of March 31, 2022 and December 31, 2021, accrued interest payable on the promissory note was $46,027 and $33,008, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Convertible Promissory Notes to Auctus Fund	$549,010	$549,010
Total Convertible Notes	$549,010	$549,010

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

During the year ended December 31, 2017, principal of $15,278 nd accrued interest of $5,975 were converted into111,460,000 shares of common stock.

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

As of March 31, 2022, the note is presented net of a debt discount of $1,265.

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

As of March 31, 2022, the notes were fully paid off through the issuance of common stock.

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

As of March 31, 2022, the note is presented net of a debt discount of $50,745.

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

As of March 31, 2022, the notes were fully paid off through the issuance of common stock.

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

As of March 31, 2022, the note is presented net of a debt discount of $30,000.

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

As of March 31, 2022, the note is presented net of a debt discount of $48,500.

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

As of March 31, 2022, the note is presented net of a debt discount of $62,500.

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

As of March 31, 2022, the note is presented net of a debt discount of $100,000.

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

As of March 31, 2022, the note is presented net of a debt discount of $31,000.

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

As of March 31, 2022, the note is presented net of a debt discount of $225,000.

This note is currently in default.

Accrued interest on convertible notes

During the three months ended March 31, 2022 and 2021, interest expense of $37,686 and $29,771 was incurred on convertible notes, respectively. As of March 31, 2022 and December 31, 2021, accrued interest payable on convertible notes was $236,517 and $198,831, respectively.

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

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2022:

Balance - December 31, 2021	$5,323,107
Gain on change in fair value of the derivative	(976,124)
Balance - March 31, 2022	$4,346,983

The following table summarizes the loss on derivative liability included in the income statement for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended
	March 31,	March 31,
	2022	2021
Day one loss due to derivative liabilities on warrants	$-	$(346,970)
Loss on change in fair value of derivative liabilities on convertible notes and warrants	(976,124)	(7,008,524)
Loss on change in fair value of derivative liabilities	$(976,124)	$(7,355,494)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Three Months Ended
	March 31,	March 31,
	2022	2021
Expected term	-	0.49 years
Expected average volatility	-	337% - 472%
Expected dividend yield	-	-
Risk-free interest rate	-	0.03% - 0.05%

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company accrued $30,000 of salary payable to the Director of the Company and paid $12,500 owing to him for the accrued salaries.

During the three months ended March 31, 2021, the Company accrued $30,000 of salary payable to the Director of the Company and paid $7,500 owing to him for the accrued salaries.

As of March 31, 2022 and December 31, 2021, amount due to the related party was $482,668 and $465,168, respectively.

NOTE 10 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at March 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the March 31, 2022 to the date these financial statements were issued and has determined that it has the following material subsequent events:

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $7,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 104,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

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

Results of Operations

Three months ended March 31, 2022 as compared to the three months ended March 31, 2021

Our operating results for the three months ended March 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March 31,		Changes
Statement of Operations Data:	2022	2021	Amount	%

Revenue	$21,165	$7,076	$14,089	199%
Cost of services	-	(21,005)	21,005	(100%)
Gross profit (loss)	21,165	(13,929)	35,094	(252%)
Total operating expenses	(80,812)	(59,807)	(21,005)	35%
Other expense	863,633	(7,473,304)	8,336,937	(112%)
Net loss	$803,958	$(7,547,040)	$8,386,119	(111%)

Revenues

We generated revenues of $21,165 and $7,076 for the three ended March 31, 2022 and 2021, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The increase in revenues was attributed to an increase in live event revenue.

Cost of Services

We incurred total cost of services of $0 and $21,005 for the three months ended March 31, 2022 and 2021, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $80,812 and $59,807 for the three months ended March 31, 2022 and 2021, respectively. The increase in operating expenses was primarily due to the increase in professional fees.

Other Income (Expenses)

We recognized total other income of $863,633 and incurred other expenses of $7,473,304 for the three months ended March 31, 2022 and 2021, respectively. The increase in other income was mainly attributed to an increase in gain on changes in fair value of derivatives from the convertible notes and warrants and a decrease in accrued interest expenses from convertible notes and promissory notes during the three months ended March 31, 2022.

Net Income (Loss)

We recognized net income of $863,633 and incurred $7,547,040 during the three months ended March 31, 2022 and 2021, respectively. The increase in our net income was mainly attributed to other income during the three months ended March 31, 2022.

Liquidity and Capital Resources

	March 31,	December 31,	Changes
Working Capital Data:	2022	2021	Amount	%

Current Assets	$22,297	$41,981	$(19,684)	(47%)
Current Liabilities	$6,017,122	$6,840,790	(823,668)	(12%)
Working Capital Deficiency	$(5,994,824)	$(6,798,809)	803,985	(12%)

At March 31, 2022 we had a working capital deficiency of $5,994,824 and an accumulated deficit of $10,917,157. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

The following table sets forth certain information about our cash flow during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Changes
Cash Flows Data:	2022	2021	Amount	%

Cash Flows used in Operating Activities	$(19,684)	$(98,404)	$78,720	(80%)
Cash Flows provided by Financing Activities	-	257,500	(257,500)	(100%)
Net increase (decrease) in cash during period	$(19,684)	$159,096	$(178,780)	(112%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the three months ended March 31, 2022, net cash flows used in operating activities was $19,684, consisting of a net income of $803,985, decreased by gain on change in fair value of derivative liabilities of $976,124, increased by amortization of debt discount of $61,786 and net changes in operating assets and liabilities of $90,669.

During the three months ended March 31, 2021, net cash flows used in operating activities was $98,404, consisting of a net loss of $7,547,040, decreased by loss on change in fair value of derivative liabilities of $7,355,494, amortization of debt discount of $85,376 and net changes in operating assets and liabilities of $7,766.

Cash Flows from Investing Activities

There was no investing activities during the three months ended March 31, 2022 and 2021.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, there was no financing activities.

During the three months ended March 31, 2021, net cash provided by financing activities was $257,500 compared to net cash used in financing activities was $5,000.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

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

As of March 31, 2022, total note payable amount of $549,010 in default as follows:

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: June 3, 2022	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	June 3, 2022
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

