Form 10-Q
period 2022-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2022-10-12
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

3,535,302,536 shares of common stock issued and outstanding as of October 11, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$25,670	$34,481
Prepaid expenses	7,500	7,500
Total Current Assets	33,170	41,981

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$24,069	$20,849
Accounts payable - related party	500,168	465,168
Accrued interest payable	334,777	231,839
Promissory notes, net of $17,424 and $89,183 debt discount, respectively	322,576	250,817
Convertible notes, net of $45,589 debt discount	555,421	549,010
Derivative liabilities	3,350,662	5,323,107
Total Current Liabilities	5,087,672	6,840,790

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 3,535,302,536 shares issued and outstanding	3,535,303	3,535,303
Additional paid-in capital	1,387,030	1,387,030
Accumulated deficit	(9,976,835)	(11,721,142)
Total stockholders' deficit	(5,054,502)	(6,798,809)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,170	$41,981

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$32,273	$27,426	$53,438	$34,502
Cost of services	14,957	5,027	14,957	26,032
GROSS PROFIT	17,316	22,399	38,481	8,470

OPERATING EXPENSES
Selling, general and administrative expenses	23,600	31,097	38,512	55,654
Professional fees	(3,900)	11,800	32,000	17,050
Management salaries	30,000	30,000	60,000	60,000
Total Operating Expenses	49,700	72,897	130,512	132,704

OPERATING LOSS	(32,383)	(50,498)	(92,030)	(124,234)

OTHER INCOME (EXPENSE)
Interest expense	(68,617)	(177,847)	(181,108)	(295,657)
Gain (Loss) on change in fair value of derivative liabilities	1,041,322	882,899	2,017,446	(6,472,595)
Total Other Income (Expense)	$972,705	$705,052	$1,836,338	$(6,768,252)

NET INCOME (LOSS)	$940,322	$654,554	$1,744,308	$(6,892,486)

Basic and Diluted Income (Loss) per Common Share	$0.00	$0.00	$0.00	$(0.00)
Diluted Earnings (Loss) per Common Share	$0.00	$0.00	$0.00	$(0.00)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	3,535,302,536	2,829,327,630	3,535,302,536	2,693,377,804
Diluted Weighted Average Shares of Common Stock Outstanding	10,102,741,582	8,565,256,473	10,102,741,582	8,429,306,647

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Six Months Ended June 30, 2022

	Common Stock		Preferred Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2021	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(11,721,142)	$(6,798,809)
Net loss	-	-	-	-	-	803,986	803,986
Balance - March 31, 2022	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(10,917,156)	$(5,994,823)
Net loss	-	-	-	-	-	940,322	940,322
Balance - June 30, 2022	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(9,976,834)	$(5,054,502)

Six Months Ended June 30, 2021

					Additional
	Common Stock		Preferred Shares		Paid-in		Total
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2020	2,339,101,663	$2,339,102	51	$-	$(20,381)	$(8,197,588)	$(5,878,867)
Shares of common stock issued for conversion of debts and accrued interest	239,246,512	239,247	-	-	(229,676)	-	9,571
Shares of common stock issued for exercise of warrants	65,483,870	65,484	-	-	(65,484)	-	-
Write off of convertible notes and accrued interest	-	-	-	-	110,076	-	110,076
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	346,640	-	346,640
Net loss	-	-	-	-	-	(7,547,040)	(7,547,040)
Balance - March 31, 2021	2,643,832,045	$2,643,833	51	$-	$141,175	$(15,744,628)	$(12,959,620)
Shares of common stock issued for conversion of debts and accrued interest	142,025,700	142,026	-	-	(39,781)	-	102,245
Shares of common stock issued for exercise of warrants	201,955,050	201,955	-	-	(201,955)	-	-
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	474,581	-	474,581
Net loss	-	-	-	-	-	654,554	654,554
Balance - June 30, 2021	2,987,812,795	$2,987,813	51	$-	$374,020	$(15,090,074)	$(11,728,241)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,744,308	$(6,892,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	(2,017,446)	6,472,595
Amortization of debt discount	78,170	224,201
Note conversion fee	-	500
Changes in operating assets and liabilities:
Accounts payable - related party	35,000	37,500
Accounts payable and accrued liabilities	3,219	(53,359)
Accrued interest payable	102,938	71,456
Net cash used in operating activities	(53,811)	(139,593)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	45,000	-
Proceeds from promissory notes	-	265,000
Net cash provided by financing activities	45,000	265,000

Net increase (decrease) in cash and cash equivalents	(8,811)	125,407
Cash and cash equivalents - beginning of period	34,481	4,142
Cash and cash equivalents - end of period	$25,670	$129,549

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$52,000	$265,000
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	$-	$821,221
Shares of common stock issued for conversion of debt and accrued interest	$-	$111,815
Shares of common stock issued for exercise of warrants	$-	$267,439
Write off of convertible notes and accrued interest	$-	$110,076

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2021 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $25,670 and $34,481 in cash and cash equivalents as at June 30, 2022 and December 31, 2021, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of live events and televised entertainment programming and also through sponsorship and site subscription. For the six months ended June 30, 2022 and 2021, the Company recognized revenue of $53,438 and $34,502 and incurred cost of sales of $14,957 and $26,032, resulting in gross loss and of $38,481 and gross loss of $8,470, respectively.

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

For the six months and three months ended June 30, 2022 and 2021, convertible notes and warrants were dilutive instruments and were included in the calculation of diluted earnings per share.

	June 30,	June 30,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	2,653,272,380	614,690,748
Warrants	3,914,166,667	5,121,238,095
	6,567,439,046	5,735,928,843

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

The following table summarizes fair value measurement by level at June 30, 2022 and December 31, 2021, measured at fair value on a recurring basis:

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	3,350,662	3,350,662

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	5,323,107	5,323,107

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

There were 51 and 51 preferred shares issued and outstanding as at June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, the shares of common stock issued and outstanding was 3,535,302,536.

NOTE 5 – WARRANTS

The below table summarizes the activity of warrants exercisable for shares of common stock during the six months ended June 30, 2022 and year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2020	5,438,166,666	$0.0001
Granted	400,000,000	0.0002
Redeemed	-	-
Exercised	(281,500,000)	0.0003
Forfeited	-	-
Balances as of December 31, 2021	5,556,666,666	$0.0001
Granted	208,000,000	0.0005
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of June 30, 2022	5,764,666,666	$0.0001

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Exercise price	$0.0001 - $0.0008	$0.0001
Expected term	3.18 years	4.28 years
Expected average volatility	180% - 365%	359% - 417%
Expected dividend yield	-	-
Risk-free interest rate	2.28% - 3.00%	0.18% - 0.92%

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2022:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,556,666,666	3.18	$0.0001	5,556,666,666	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of June 30, 2022, the aggregate intrinsic value of warrants outstanding was approximately $1,565,667 based on the closing market price of $0.0004 on June 30, 2022.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of June 30, 2022 and December 31, 2021, the Company valued the fair value on the 5,764,666,666 units and 5,556,666,666 units of common stock purchase warrants granted at $2,294,065 and $4,444,017 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Promissory Notes to Auctus Fund	$340,000	$340,000
Less Debt Discount	(17,424)	(89,183)
Total Promissory Notes	$322,576	$250,817

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method resulting in $248,077 of debt discount amortization for the year ended December 31, 2021. As of June 30, 2022, the note is presented at $300,000, net of debt discount of $0.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on December 6, 2022. In conjunction with the convertible note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method resulting in $2,740 of debt discount amortization for the year ended December 31, 2021. As of June 30, 2022, the note is presented at $22,575, net of debt discount of $17,425.

During the six months ended June 30, 2022 and 2021, interest expense of $26,183 and $28,603 was incurred on the promissory notes. As of June 30, 2022 and December 31, 2021, accrued interest payable on the promissory note was $59,191 and $33,008, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Convertible Promissory Notes to Auctus Fund	$555,421	$549,010
Total Convertible Notes	$555,421	$549,010

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

As of June 30, 2022, the note is presented net of a debt discount of $1,265.

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

As of June 30, 2022, the notes were fully paid off through the issuance of common stock.

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

As of June 30, 2022, the note is presented net of a debt discount of $50,745.

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

As of June 30, 2022, the notes were fully paid off through the issuance of common stock.

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

As of June 30, 2022, the note is presented net of a debt discount of $30,000.

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

As of June 30 2022, the note is presented net of a debt discount of $48,500.

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

As of June 30, 2022, the note is presented net of a debt discount of $62,500.

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

As of June 30, 2022, the note is presented net of a debt discount of $100,000.

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

As of June 30, 2022, the note is presented net of a debt discount of $31,000.

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

As of June 30, 2022, the note is presented net of a debt discount of $225,000.

This note is currently in default.

Auctus#13

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $52,000 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2022, the amortization of note discount was $6,411. As of June 30, 2022, the unamortized note discount was $45,589. In conjunction with the convertible note, the Company issued warrants to purchase 104,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2022, the note is presented net of a debt discount of $6,411.

Accrued interest on convertible notes

During the six months ended June 30, 2022 and 2021, interest expense of $76,755 and $59,819 was incurred on convertible notes, respectively. As of June 30, 2022 and December 31, 2021, accrued interest payable on convertible notes was $275,586 and $198,831, respectively.

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

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2022:

Balance - December 31, 2021	$5,323,107
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	(34,340)
Addition of new derivative liabilities upon issuance of warrants as debt discount	79,340
Addition of new derivatives liabilities recognized as day one loss on warrants	72,101
Loss (Gain) on change in fair value of the derivative	(2,089,547)
Balance - June 30, 2022	$3,350,661

The following table summarizes the loss (gain) on derivative liability included in the income statement for the six months ended June 30, 2022 and 2021, respectively.

	Six Months Ended
	June 30,	June 30,
	2022	2021
Day one loss due to derivative liabilities on convertible notes and warrants	$72,101	$346,970
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	(2,089,547)	6,125,325
Loss (Gain) on change in fair value of derivative liabilities	$(2,017,446)	$6,472,295

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

Six Months Ended
	June 30,	June 30,
	2022	2021
Expected term	0.88 years	0.24 years
Expected average volatility	346% - 349%	95% - 472%
Expected dividend yield	-	-
Risk-free interest rate	2.07% - 2.99%	0.03% - 0.16%

NOTE 9 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022, the Company accrued $60,000 of salary payable to the Director of the Company and paid $25,000 owing to him for the accrued salaries.

During the six months ended June 30, 2021, the Company accrued $60,000 of salary payable to the Director of the Company and paid $25,000 owing to him for the accrued salaries.

As of June 30, 2022 and December 31, 2021, amount due to the related party was $500,168 and $465,168, respectively.

NOTE 10 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at June 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the June 30, 2022 to the date these financial statements were issued and has determined that it has no material subsequent events to disclose.

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

Results of Operations

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

Our operating results for the three months ended June 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,		Changes
Statement of Operations Data:	2022	2021	Amount	%

Revenue	$32,273	$27,426	$4,847	18%
Cost of Services	(14,957)	(5,027)	(9,930)	198%
Total operating expenses	(49,700)	(72,897)	23,197	(32%)
Other income (expense)	972,705	705,052	267,653	38%
Net Income (loss)	$940,322	$654,554	$285,768	44%

Revenues

We generated revenues of $32,273 and $27,426 for the three ended June 30, 2022 and 2021, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The increase in revenues was attributed to an increase in live event revenue.

Cost of Services

We incurred total cost of services of $14,957 and $5,027 for the three months ended June 30, 2022 and 2021, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $49,700 and $72,897 for the three months ended June 30, 2022 and 2021, respectively. The decrease in operating expenses was primarily due to the decrease in e-commerce and travel expense.

Other Income (Expenses)

We recognized total other income of $972,705 and $705,052 for the three months ended June 30, 2022 and 2021, respectively. The increase in other income was mainly attributed to an increase in gain on changes in fair value of derivatives from the convertible notes and warrants and a decrease in accrued interest expenses from convertible notes and promissory notes during the three months ended June 30, 2022.

Net Income (Loss)

We recognized net income of $940,322 and $654,554 during the three months ended June 30, 2022 and 2021, respectively. The increase in our net income was mainly attributed to the increase in other income and the decrease in operating expense during the three months ended June 30, 2022.

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

Our operating results for the six months ended June 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	June 30,		Changes
Statement of Operations Data:	2022	2021	Amount	%

Revenue	$53,438	$34,502	$18,936	55%
Cost of services	(14,957)	(26,032)	11,075	(43%)
Gross profit (loss)	38,481	8,470	30,011	354%
Total operating expenses	(130,512)	(132,704)	2,192	(2%)
Other income (expense)	1,836,338	(6,768,252)	8,604,590	(127%)
Net income (loss)	$1,744,308	$(6,892,486)	$8,636,794	(125%)

Revenues

We generated revenues of $53,438 and $34,502 for the six ended June 30, 2022 and 2021, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The increase in revenues was attributed to an increase in live event revenue.

Cost of Services

We incurred total cost of services of $14,957 and $26,032 for the six months ended June 30, 2022 and 2021, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $130,512 and $132,704 for the six months ended June 30, 2022 and 2021, respectively. The decrease in operating expenses was primarily due to the decrease in e-commerce and travel expense.

Other Income (Expenses)

We recognized total other income of $1,836,338 and incurred other expenses of $6,768,252 for the six months ended June 30, 2022 and 2021, respectively. The increase in other income was mainly attributed to an increase in gain on changes in fair value of derivatives during the six months ended June 30, 2022.

Net Income (Loss)

We recognized net income of $1,744,308 and incurred net loss of $6,892,486 during the six months ended June 30, 2022 and 2021, respectively. The increase in our net income was mainly attributed to an increase in gross profit, the decrease in operating expense and the increase in other income during the six months ended June 30, 2022.

Liquidity and Capital Resources

	June 30,	December 31,	Changes
Working Capital Data:	2022	2021	Amount	%

Current Assets	$33,170	$41,981	$(8,811)	(21%)
Current Liabilities	$5,087,672	$6,840,790	(1,753,118)	(26%)
Working Capital Deficiency	$(5,054,502)	$(6,798,809)	1,744,307	(26%)

At June 30, 2022 we had a working capital deficiency of $5,054,502 and an accumulated deficit of $9,976,835. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

The following table sets forth certain information about our cash flow during the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,		Changes
Cash Flows Data:	2022	2021	Amount	%

Cash Flows used in Operating Activities	$(53,811)	$(139,593)	$85,782	(61%)
Cash Flows provided by Financing Activities	45,000	265,000	(220,000)	(83%)
Net increase (decrease) in cash during period	$(8,811)	$125,407	$(134,218)	(107%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the six months ended June 30, 2022, net cash flows used in operating activities was $53,811, consisting of a net income of $1,744,308, decreased by gain on change in fair value of derivative liabilities of $2,017,446, increased by amortization of debt discount of $78,170 and net changes in operating assets and liabilities of $141,157.

During the six months ended June 30, 2021, net cash flows used in operating activities was $139,593, consisting of a net loss of $6,892,486, decreased by loss on change in fair value of derivative liabilities of $6,472,595, amortization of debt discount of $224,201, note conversion fee of $500 and net changes in operating assets and liabilities of $55,597.

Cash Flows from Investing Activities

There was no investing activities during the six months ended June 30, 2022 and 2021.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $45,000 through proceeds from issuance of a convertible note.

During the six months ended June 30, 2021, net cash provided by financing activities was $265,000 through the proceeds from issuance of promissory notes.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of June 30, 2022, total note payable amount of $549,010 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#4	11/2/2017	8/2/2018	$-
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: October 12, 2022	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	October 12, 2022
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

