Form 10-Q
period 2022-09-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2023-01-11
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

(702) 505-0743
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

3,711,714,036 shares of common stock issued and outstanding as of January 10, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$12,586	$34,481
Prepaid expenses	7,500	7,500
Total Current Assets	20,086	41,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$46,520	$20,849
Accounts payable - related party	522,668	465,168
Accrued interest payable	388,585	231,839
Promissory notes, net of $8,032 and $89,183 debt discount, respectively	331,968	250,817
Convertible notes, net of $32,482 debt discount	568,528	549,010
Derivative liabilities	3,887,597	5,323,107
Total Current Liabilities	5,745,865	6,840,790

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 3,535,302,536 shares issued and outstanding	3,535,303	3,535,303
Additional paid-in capital	1,387,030	1,387,030
Accumulated deficit	(10,648,112)	(11,721,142)
Total stockholders’ deficit	(5,725,779)	(6,798,809)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,086	$41,981

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$25,393	$41,837	$78,831	$76,339
Cost of services	9,700	40,628	24,657	66,660
GROSS PROFIT	15,693	1,209	54,174	9,679

OPERATING EXPENSES
Selling, general and administrative expenses	22,728	43,882	61,240	99,536
Professional fees	21,000	9,900	53,000	26,950
Management salaries	30,000	30,000	90,000	90,000
Total Operating Expenses	73,728	83,782	204,240	216,486

OPERATING LOSS	(58,035)	(82,573)	(150,066)	(206,807)

OTHER INCOME (EXPENSE)
Interest expense	(76,307)	(174,984)	(257,415)	(470,641)
Gain (Loss) on change in fair value of derivative liabilities	(536,936)	(4,348,651)	1,480,510	(10,821,246)
Total Other Income (Expense)	$(613,243)	$(4,523,635)	$1,223,095	$(11,291,887)

NET INCOME (LOSS)	$(671,278)	$(4,606,208)	$1,073,029	$(11,498,694)

Basic and Diluted Income (Loss) per Common Share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	$0.00	$(0.00)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	3,535,302,536	3,318,713,236	3,535,302,536	2,844,080,980
Diluted Weighted Average Shares of Common Stock Outstanding	9,821,423,487	8,980,638,462	9,821,423,487	8,506,006,206

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Three Months and Nine Months Ended September 30, 2022

					Additional		Total
	Common Stock		Preferred Shares		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(11,721,142)	$(6,798,809)
Net income	-	-	-	-	-	803,986	803,986
Balance - March 31, 2022	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(10,917,156)	$(5,994,823)
Net income	-	-	-	-	-	940,322	940,322
Balance - June 30, 2022	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(9,976,834)	$(5,054,501)
Net loss	-	-	-	-	-	(671,278)	(671,278)
Balance - September 30, 2022	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(10,648,112)	$(5,725,779)

Three Months and Nine Months Ended September 30, 2021

					Additional		Total
	Common Stock		Preferred Shares		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Capital (Deficiency)	Deficit	Deficit

Balance - December 31, 2020	2,339,101,663	$2,339,102	51	$-	$(20,381)	$(8,197,588)	$(5,878,867)
Shares of common stock issued for conversion of debts and accrued interest	239,246,512	239,247	-	-	(229,676)	-	9,571
Shares of common stock issued for exercise of warrants	65,483,870	65,484	-	-	(65,484)	-	-
Write off of convertible notes and accrued interest	-	-	-	-	110,076	-	110,076
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	346,640	-	346,640
Net loss	-	-	-	-	-	(7,547,040)	(7,547,040)
Balance - March 31, 2021	2,643,832,045	$2,643,833	51	$-	$141,175	$(15,744,628)	$(12,959,620)
Shares of common stock issued for conversion of debts and accrued interest	142,025,700	142,026	-	-	(39,781)	-	102,245
Shares of common stock issued for exercise of warrants	201,955,050	201,955	-	-	(201,955)	-	-
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	474,581	-	474,581
Net income	-	-	-	-	-	654,554	654,554
Balance - June 30, 2021	2,987,812,795	$2,987,813	51	$-	$374,020	$(15,090,074)	$(11,728,241)
Shares of common stock issued for conversion of debts and accrued interest	302,990,775	302,991	-	-	(138,000)	-	164,991
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	882,527	-	882,527
Net loss	-	-	-	-	-	(4,606,208)	(4,606,208)
Balance - September 30, 2021	3,290,803,570	$3,290,804	51	$-	$1,118,547	$(19,696,282)	$(15,286,931)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,073,029	$(11,498,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	(1,480,510)	10,821,246
Amortization of debt discount	100,669	359,479
Note conversion fee	-	1,500
Changes in operating assets and liabilities:
Accounts payable - related party	57,500	57,500
Accounts payable and accrued liabilities	25,671	(55,207)
Accrued interest payable	156,746	111,163
Net cash used in operating activities	(66,895)	(203,013)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	45,000	-
Proceeds from promissory notes	-	265,000
Net cash provided by financing activities	45,000	265,000

Net increase (decrease) in cash and cash equivalents	(21,895)	61,987
Cash and cash equivalents - beginning of period	34,481	4,142
Cash and cash equivalents - end of period	$12,586	$66,129

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$52,000	$265,000
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	$-	$1,703,748
Shares of common stock issued for conversion of debt and accrued interest	$-	$276,806
Shares of common stock issued for exercise of warrants	$-	$267,439
Write off of convertible notes and accrued interest	$-	$110,076

 The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2021 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $12,586 and $34,481 in cash and cash equivalents as at September 30, 2022 and December 31, 2021, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of live events and televised entertainment programming and also through sponsorship and site subscription. For the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $78,831 and $76,339 and incurred cost of sales of $24,657 and $66,660, resulting in gross profit and of $54,174 and $9,679, respectively.

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

For the nine months and three months ended September 30, 2022 and 2021, convertible notes and warrants were dilutive instruments and were included in the calculation of diluted earnings per share.

	September 30,	September 30,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	2,063,454,285	449,841,893
Warrants	4,222,666,666	5,212,083,333
	6,286,120,951	5,661,925,226

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

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis. (See Note 8)

The following table summarizes fair value measurement by level at September 30, 2022 and December 31, 2021, measured at fair value on a recurring basis:

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	3,887,597	3,887,597

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	5,323,107	5,323,107

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

There were 51 and 51 preferred shares issued and outstanding as at September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the shares of common stock issued and outstanding was 3,535,302,536.

NOTE 5 – WARRANTS

The below table summarizes the activity of warrants exercisable for shares of common stock during the nine months ended September 30, 2022 and year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2020	5,438,166,666	$0.0001
Granted	400,000,000	0.0002
Redeemed	-	-
Exercised	(281,500,000)	0.0003
Forfeited	-	-
Balances as of December 31, 2021	5,556,666,666	$0.0001
Granted	208,000,000	0.0005
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of September 30, 2022	5,764,666,666	$0.0001

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Exercise price	$0.0001 - $0.0008	$0.0001
Expected term	3.10 years	4.28 years
Expected average volatility	180% - 365%	359% - 417%
Expected dividend yield	-	-
Risk-free interest rate	2.28% - 4.06%	0.18% - 0.92%

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2022:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,764,666,666	3.10	$0.0001	5,456,666,666	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of September 30, 2022, the aggregate intrinsic value of warrants outstanding was approximately $2,111,333 based on the closing market price of $0.0005 on September 30, 2022.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of September 30, 2022 and December 31, 2021, the Company valued the fair value on the 5,764,666,666 units and 5,556,666,666 units of common stock purchase warrants granted at $2,864,582 and $4,444,017 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Promissory Notes to Auctus Fund	$340,000	$340,000
Less Debt Discount	(8,032)	(89,183)
Total Promissory Notes	$331,968	$250,817

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method resulting in $248,077 of debt discount amortization for the year ended December 31, 2021. As of September 30, 2022, the note is presented at $300,000, net of debt discount of $0.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on December 6, 2022. In conjunction with the convertible note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method resulting in $2,740 of debt discount amortization for the year ended December 31, 2021. As of September 30, 2022, the note is presented at $31,967, net of debt discount of $8,032.

During the nine months ended September 30, 2022 and 2021, interest expense of $39,492 and $28,603 was incurred on the promissory notes. As of September 30, 2022 and December 31, 2021, accrued interest payable on the promissory note was $72,500 and $33,008, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Convertible Promissory Notes to Auctus Fund	$568,528	$549,010
Total Convertible Debts	$568,528	$549,010

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

As of September 30, 2022, the note is presented net of a debt discount of $1,265.

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

As of September 30, 2022, the notes were fully paid off through the issuance of common stock.

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

As of September 30, 2022, the note is presented net of a debt discount of $50,745.

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

As of September 30, 2022, the notes were fully paid off through the issuance of common stock.

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

As of September 30, 2022, the note is presented net of a debt discount of $30,000.

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

As of September 30 2022, the note is presented net of a debt discount of $48,500.

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

As of September 30, 2022, the note is presented net of a debt discount of $62,500.

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

As of September 30, 2022, the note is presented net of a debt discount of $100,000.

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

As of September 30, 2022, the note is presented net of a debt discount of $31,000.

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

As of September 30, 2022, the note is presented net of a debt discount of $225,000.

This note is currently in default.

Auctus#13

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $52,000 is being amortized over the life of the note using the effective interest method. During the nine months ended September 30, 2022, the amortization of note discount was $19,518. As of September 30, 2022, the unamortized note discount was $32,482. In conjunction with the convertible note, the Company issued warrants to purchase 104,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2022, the note is presented net of a debt discount of $19,518.

Accrued interest on convertible notes

During the nine months ended September 30, 2022 and 2021, interest expense of $117,254 and $59,819 was incurred on convertible notes, respectively. As of September 30, 2022 and December 31, 2021, accrued interest payable on convertible notes was $316,085 and $198,831, respectively.

Summary of Conversions

During the nine months ended September 30, 2021, the Company issued 381,272,212 shares of common stock for the conversion of convertible note of $23,925 and accrued interest of $87,390.

NOTE 8 - DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2022:

Balance - December 31, 2021	$5,323,107
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	(34,340)
Addition of new derivative liabilities upon issuance of warrants as debt discount	79,340
Addition of new derivatives liabilities recognized as day one loss on warrants	72,101
Loss (Gain) on change in fair value of the derivative	(1,552,611)
Balance - September 30, 2022	$3,887,597

The following table summarizes the loss (gain) on derivative liability included in the income statement for the nine months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Day one loss due to derivative liabilities on convertible notes and warrants	$72,101	$346,970
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	(1,552,611)	10,474,276
Loss (Gain) on change in fair value of derivative liabilities	$(1,480,510)	$10,821,246

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Nine Months Ended
	September 30,	September 30,
	2022	2021
Expected term	0.62 years	0.11 years
Expected average volatility	346%-349%	95%-472%
Expected dividend yield	-	-
Risk-free interest rate	2.07%-3.92%	0.03%-0.16%

NOTE 9 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022, the Company accrued $90,000 of salary payable to the Director of the Company and paid $32,500 owing to him for the accrued salaries.

During the nine months ended September30, 2021, the Company accrued $90,000 of salary payable to the Director of the Company and paid $32,500 owing to him for the accrued salaries.

As of September 30, 2022 and December 31, 2021, amount due to the related party was $522,668 and $465,168, respectively.

NOTE 10 - RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at September 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the September 30, 2022 to the date these financial statements were issued and has determined that it has the below subsequent events:

On October 10, 2022, Company issued 176,411,500 shares of common stock form the exercise of 201,613,143 units of common stock purchase warrants.

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears annual interest rate at 12%. The note is convertible into common shares of $0.0005 per share. In conjunction with the convertible note, the Company issued warrants to purchase 37,040,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

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

Our business and corporate address is 6955 North Durango Drive, Suite 1115-129, Las Vegas NV 89149. Our corporate website is http://LFCfights.com/.

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

In July 2021, we were approached by a company called Scuffle LLC who specialize in launching Roku channels. We have partnered with them to launch our own channel we’ll be calling “LFC Network”. The channel will carry our past events, our reality series and several new series we plan to create. It will be similar in scope to WWE Network. It will be funded by a combination of subscription fees, advertisers and sponsors, both self generated and placed by Roku itself.

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

On October 1, 2021, LFC Network was launched on schedule on Roku.

On October 19, 2021, we launched our own branded CBD pain relief cream called ‘LFC True Relief’. The product is available for sale on our site.

Results of Operations

Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

Our operating results for the three months ended September 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30,		Changes
Statement of Operations Data:	2022	2021	Amount	%

Revenue	$25,393	$41,837	$(16,444)	(39%)
Cost of Services	(9,700)	(40,628)	30,928	(76%)
Total operating expenses	(73,728)	(83,782)	10,054	(12%)
Other income (expense)	(613,243)	(4,523,635)	3,910,392	(86%)
Net Income (loss)	$(671,278)	$(4,606,208)	$3,934,930	(85%)

Revenues

We generated revenues of $25,393 and $41,837 for the three ended September 30, 2022 and 2021, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The decrease in revenues was attributed to an decrease in live event revenue during the quarter.

Cost of Services

We incurred total cost of services of $9,700 and $40,628 for the three months ended September 30, 2022 and 2021, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $73,728 and $83,782 for the three months ended September 30, 2022 and 2021, respectively. The decrease in operating expenses was primarily due to the decrease in e-commerce, taxes, license and travel expense.

Other Income (Expenses)

We recognized total other expense of $613,243 and $4,523,635 for the three months ended September 30, 2022 and 2021, respectively. The increase in other expense was mainly attributed to an decrease in loss on changes in fair value of derivatives from the convertible notes and warrants and a decrease in accrued interest expenses from convertible notes and promissory notes during the three months ended September 30, 2022.

Net Income (Loss)

We recognized net loss of $671,278 and $4,606,208 during the three months ended September 30, 2022 and 2021, respectively. The decrease in our net loss was mainly attributed to the decrease in other expense and the decrease in operating expense during the three months ended September 30, 2022.

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

Our operating results for the nine months ended September 30, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	September 30,		Changes
Statement of Operations Data:	2022	2021	Amount	%

Revenue	$78,831	$76,339	$2,492	3%
Cost of services	(24,657)	(66,660)	42,003	(63%)
Gross profit (loss)	54,174	9,679	44,495	460%
Total operating expenses	(204,240)	(216,486)	12,246	(6%)
Other income (expense)	1,223,095	(11,291,887)	12,514,982	(111%)
Net income (loss)	$1,073,029	$(11,498,694)	$12,571,723	(109%)

Revenues

We generated revenues of $78,831 and $76,339 for the nine months ended September 30, 2022 and 2021, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The increase in revenues was attributed to an increase in live event revenue.

Cost of Services

We incurred total cost of services of $24,657 and $66,660 for the nine months ended September 30, 2022 and 2021, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The decrease in cost of services during the nine months ended September 30, 2022 was due to a decrease in cost of subcontractors.

Operating Expenses

We incurred total operating expenses of $204,240 and $216,486 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in operating expenses was primarily due to the decrease in e-commerce, taxes and travel expense.

Other Income (Expenses)

We recognized total other income of $1,223,095 and incurred other expenses of $11,291,887 for the nine months ended September 30, 2022 and 2021, respectively. The increase in other income was mainly attributed to an increase in gain on changes in fair value of derivatives during the nine months ended September 30, 2022.

Net Income (Loss)

We recognized net income of $1,073,029 and incurred net loss of $11,498,694 during the nine months ended September 30, 2022 and 2021, respectively. The increase in our net income was mainly attributed to an increase in gross profit, the decrease in operating expense and the increase in other income during the nine months ended September 30, 2022.

Liquidity and Capital Resources

	September 30,	December 31,	Changes
Working Capital Data:	2022	2021	Amount	%

Current Assets	$20,086	$41,981	$(21,895)	(52%)
Current Liabilities	$5,745,865	$6,840,790	(1,094,925)	(16%)
Working Capital Deficiency	$(5,725,779)	$(6,798,809)	1,073,030	(16%)

At September 30, 2022 we had a working capital deficiency of $5,725,779 and an accumulated deficit of $10,648,112. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2022.

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

The following table sets forth certain information about our cash flow during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,		Changes
Cash Flows Data:	2022	2021	Amount	%

Cash Flows used in Operating Activities	$(66,895)	$(203,013)	$136,118	(67%)
Cash Flows provided by Financing Activities	45,000	265,000	(220,000)	(83%)
Net increase (decrease) in cash during period	$(21,895)	$61,987	$(83,882)	(135%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the nine months ended September 30, 2022, net cash flows used in operating activities was $66,895, consisting of a net income of $1,073,029, decreased by gain on change in fair value of derivative liabilities of $1,480,510, increased by amortization of debt discount of $100,669 and net changes in operating assets and liabilities of $239,917.

During the nine months ended September 30, 2021, net cash flows used in operating activities was $170,513, consisting of a net loss of $11,498,694, decreased by loss on change in fair value of derivative liabilities of $10,821,246, amortization of debt discount of $359,470, note conversion fee of $1,500 and net changes in operating assets and liabilities of $145,956.

Cash Flows from Investing Activities

There were no investing activities during the nine months ended September 30, 2022 and 2021.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $45,000 through proceeds from issuance of a convertible note.

During the nine months ended September 30, 2021, net cash provided by financing activities was $265,000 through the proceeds from issuance of promissory notes.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of September 30, 2022, total note payable amount of $549,010 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#4	11/2/2017	8/2/2018	$0
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: January 11, 2023	/s/ Shaun Donnelly
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

