Form 10-K
period 2022-12-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2023-07-18
CIK 1407704

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2022 was $1,410,381.

The number of shares of registrant's common stock outstanding as of July 13, 2023 was 3,711,714,036.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

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

Recent Business Development

In May, 2023 we signed a license deal with Tubi, a streaming platform owned by Fox that has 64 million active monthly users. On June 1 they uploaded a single event, LFC21, which received more than 830,000 views in June. As of July 1 they had added 12 more events and plan to add the rest in August.

Over the past year we have seen a massive increase in the popularity of our YouTube Channel, which now has nearly 600,000 subscribers. Our most recent event, LFC37, has been viewed more than 3.7 million times on the channel and is generating monthly revenues of nearly $10,000.

On February 14 we held LFC37: Back to the Mansion at the Sapphire Showroom in Las Vegas.

On May 5, 2021, we were booked to perform three events at the Sturgis Buffalo Chip during the closing weekend of the 2021 Sturgis Motorcycle Rally in Sturgis, SD. LFC32, LFC33 & LFC34 were very well attended.

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

To date, we have hosted 21 live events across the U.S. and Europe as well as more than 120 episodes of a reality series which are normally 30 minutes each. Our brand is growing on social media where our content has been viewed by more than 180 million people.

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

Available Information

Our website address is www.LFCfights.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS.

We are not required to provide this information as we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

We do not own or lease any property. Our mailing address is 6955 North Durango, Suite 1115-129, Las Vegas, NV, 89149, telephone (702) 505-0743. Our website is www.LFCfights.com.

ITEM 3. LEGAL PROCEEDINGS

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

(b) Holders

As of July 13, 2023, we had approximately 251 shareholders of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, Island Stock Transfer. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which our securities have been or may be issued as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plan not approved by security holders	0	$0	0

At December 31, 2022, we did not have any equity compensation plans that were not approved by stockholders.

Transfer Agent

Our transfer agent is VStock Transfer, LLC., 18 Lafayette Place Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants.

Rule 10B-18 Transactions

During the year ended December 31, 2022, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Year ended December 31, 2022 as compared to the Year ended December 31, 2021

Our operating results for the year ended December 31, 2022 and December 31, 2021, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,		Changes
Statement of Operations Data:	2022	2021	Amount	%

Revenue	$113,802	$95,436	$18,366	19%
Cost of services	(33,831)	(96,245)	62,414	(65%)
Gross profit (loss)	79,971	(809)	80,780	(9,985%)
Total operating expenses	(269,212)	(411,655)	142,443	(35%)
Other income (expense)	1,966,946	(3,111,090)	5,078,036	(163%)
Net income (loss)	$1,777,705	$(3,523,554)	$5,301,259	(150%)

Revenues

We generated revenues of $113,802 and $95,436 for the year ended December 31, 2022 and 2021, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship and site subscription. The increase in revenues was attributed to an increase in live event revenue and advertising revenue.

Cost of Services

We incurred total cost of services of $33,831 and $96,245 for the year ended December 31, 2022 and 2021, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $269,212 and $411,655 for the year ended December 31, 2022 and 2021, respectively. The decrease in operating expenses was primarily due to the decrease in stock-based compensation expense, E-commerce expense and travel expense.

Other Income (Expense)

We recognized other income of $1,966,946 and incurred other expense of $3,111,090 for the year ended December 31, 2022 and 2021, respectively. The increase in other income was mainly attributed to an increase in gain on changes in fair value of derivatives from the convertible notes and warrants and a decrease in amortization of debt discount during the year ended December 31, 2022.

Net Income (Loss)

We recognized net income of $1,777,705 and incurred net loss of $3,523,554 during the year ended December 31, 2022 and 2021, respectively. The increase in our net income was mainly attributed to the increase in other income, increase in gross profit and decrease in operating expenses.

Liquidity and Capital Resources

	December 31,	December 31,	Changes
Working Capital Data:	2022	2021	Amount	%

Current Assets	$10,009	$41,981	$(31,972)	(76%)
Current Liabilities	$4,914,627	$6,840,790	(1,926,163)	(28%)
Working Capital Deficiency	$(4,904,618)	$(6,798,809)	1,894,191	(28%)

At December 31, 2022, we had a working capital deficiency of $4,904,618 and an accumulated deficit of $9,943,437. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2023.

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

The following table sets forth certain information about our cash flow during the year ended December 31, 2022 and December 31, 2021:

	Year Ended
	December 31,		Changes
Cash Flows Data:	2022	2021	Amount	%

Cash Flows used in Operating Activities	$(87,992)	$(265,661)	$177,669	(67%)
Cash Flows provided by Financing Activities	63,520	296,000	(232,480)	(79%)
Net increase (decrease) in cash during period	$(24,472)	$30,339	$(54,811)	(181%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the year ended December 31, 2022, net cash flows used in operating activities was $87,992, consisting of a net income of $1,777,705, decreased by gain on change in fair value of derivative liabilities of $2,302,899 and increased by amortization of debt discount of $124,904 and net changes in operating assets and liabilities of $312,298.

During the year ended December 31, 2021, net cash flows used in operating activities was $265,661, consisting of a net loss of $3,523,554, decreased by loss on change in fair value of derivative liabilities of $2,481,400, stock based compensation of $120,060, amortization of debt discount of $462,701 and note conversion fee $2,000 and net changes in operating assets and liabilities of $191,732.

Cash Flows from Investing Activities

There were no investing activities during the year ended December 31, 2022 and December 31, 2021.

Cash Flows from Financing Activities

During the year ended December 31, 2022 and December 31, 2021, net cash provided by financing activities was  $63,520 attributed to proceeds from issuance of convertible notes and $296,000 attributed to proceeds from the issuance of promissory notes.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Lingerie Fighting Championships, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lingerie Fighting Championships, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2018

Lakewood, CO

July 18, 2023

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$10,009	$34,481
Prepaid expenses	-	7,500
Total Current Assets	10,009	41,981

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$37,098	$20,849
Accounts payable - related party	542,668	465,168
Accrued interest payable	442,888	231,839
Promissory notes, net of $0 and $89,183 debt discount, respectively	340,000	250,817
Convertible notes, net of $34,800 and $0 debt discount, respectively	584,730	549,010
Derivative liabilities	2,967,243	5,323,107
Total Current Liabilities	4,914,627	6,840,790

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 3,711,714,036 shares and 3,535,302,536 shares issued and outstanding, respectively	3,711,715	3,535,303
Additional paid-in capital	1,327,104	1,387,030
Accumulated deficit	(9,943,437)	(11,721,142)
Total stockholders' deficit	(4,904,618)	(6,798,809)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,009	$41,981

The accompanying notes are an integral part of these audited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2022	2021

Revenue	$113,802	$95,436
Cost of services	33,831	96,245
GROSS PROFIT (LOSS)	79,971	(809)

OPERATING EXPENSES
Selling, general and administrative expenses	80,962	124,645
Professional fees	68,250	167,010
Management salaries	120,000	120,000
Total Operating Expenses	269,212	411,655

OPERATING LOSS	(189,241)	(412,464)

OTHER INCOME (EXPENSE)
Interest expense	(335,953)	(629,690)
Gain (Loss) on change in fair value of derivative liabilities	2,302,899	(2,481,400)
Total Other Income (Expense)	$1,966,946	$(3,111,090)

NET INCOME (LOSS)	$1,777,705	$(3,523,554)

Basic and Diluted Income (Loss) per Common Share	$0.00	$(0.00)
Diluted Earnings (Loss) per Common Share	$0.00	$(0.00)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	3,575,418,028	2,976,633,298
Diluted Weighted Average Shares of Common Stock Outstanding	9,239,631,986	8,882,874,843

The accompanying notes are an integral part of these audited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

					Additional		Total
	Common Stock		Preferred Shares		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2020	2,339,101,663	$2,339,102	51	$-	$(20,381)	$(8,197,588)	$(5,878,867)
Shares of common stock issued for conversion of debts and accrued interest	862,061,953	862,062	-	-	(553,008)	-	309,054
Shares of common stock issued for exercise of warrants	267,438,920	267,439	-	-	(267,439)	-	(0)
Commitment stock issued under registration rights agreement	66,700,000	66,700	-	-	53,360	-	120,060
Write off of convertible notes and accrued interest	-	-	-	-	110,076	-	110,076
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	-	-	-	-	2,064,422	-	2,064,422
Net loss	-	-	-	-	-	(3,523,554)	(3,523,554)
Balance - December 31, 2021	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(11,721,142)	$(6,798,809)
Shares of common stock issued for exercise of warrants	176,411,500	176,412	-	-	(59,926)	-	116,486
Net income	-	-	-	-	-	1,777,705	1,777,705
Balance - December 31, 2022	3,711,714,036	$3,711,715	51	$-	$1,327,104	$(9,943,437)	$(4,904,618)

The accompanying notes are an integral part of these audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,777,705	$(3,523,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion feature	-	-
Note payable issued as equity commitment fee	-
Stock - based compensation	-	120,060
Loss (Gain) on change in fair value of derivative liabilities	(2,302,899)	2,481,400
Amortization of debt discount	124,904	462,701
Note conversion fee	-	2,000
Changes in operating assets and liabilities:
Prepaid expense	7,500	(7,500)
Accounts payable - related party	77,500	76,500
Accounts payable and accrued liabilities	16,249	(44,258)
Accrued interest payable	211,049	166,990
Net cash used in operating activities	(87,992)	(265,661)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	63,520	-
Proceeds from promissory notes	-	296,000
Net cash provided by financing activities	63,520	296,000

Net increase (decrease) in cash and cash equivalents	(24,472)	30,339
Cash and cash equivalents - beginning of period	34,481	4,142
Cash and cash equivalents - end of period	$10,009	$34,481

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$70,520	$265,000
Derivative liabilities reclass to additional paid-in capital due to note conversion, warrant exercise and note written off	$-	$2,064,422
Shares of common stock issued for conversion of debt and accrued interest	$-	$862,062
Shares of common stock issued for exercise of warrants	$176,412	$267,439
Write off of convertible notes and accrued interest	$-	$110,076

The accompanying notes are an integral part of these audited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $10,009 and $34,481 in cash and cash equivalents as at December 31 2022 and December 31, 2021, respectively.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of live events and televised entertainment programming and also through sponsorship and site subscription. For the year ended December 31, 2022 and 2021, the Company recognized revenue of $113,802 and $95,436 and incurred cost of sales of $33,831 and $96,245, resulting in gross profit of $79,971 and gross loss of $809, respectively.

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

For the year ended December 31, 2022 and 2021, convertible notes and warrants were dilutive instruments and were included in the calculation of diluted earnings per share.

	December 31,	December 31,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	2,398,622,720	1,220,824,879
Warrants	3,265,591,238	4,685,416,666
	5,664,213,958	5,906,241,545

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

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis. (See Note 8)

The following table summarizes fair value measurement by level at December 31, 2022 and December 31, 2021, measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	2,967,243	2,967,243

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	5,323,107	5,323,107

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

There were 51 and 51 preferred shares issued and outstanding as at December 31, 2022 and December 31, 2021, respectively.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants.

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

As of December 31, 2022 and December 31, 2021, the shares of common stock issued and outstanding was 3,711,714,036 and 3,535,302,536. respectively

NOTE 5 – WARRANTS

The below table summarizes the activity of warrants exercisable for shares of common stock during the year ended December 31, 2022 and 2021:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2020	5,438,166,666	$0.0001
Granted	400,000,000	0.0002
Redeemed	-	-
Exercised	(281,500,000)	0.0003
Forfeited	-	-
Balances as of December 31, 2021	5,556,666,666	$0.0001
Granted	282,080,000	0.0005
Redeemed	-	-
Exercised	(201,613,143)	0.0001
Forfeited	-	-
Balances as of December 31, 2022	5,637,133,523	$0.0001

During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants.

During the year ended December 31, 2021, the Company issued 267,438,920 shares of common stock for the exercise of 281,500,000 units of share purchase warrants.

During the year ended December 31, 2021, the Company granted 400,000,000 units of share purchase warrants in conjunction to the issuance of promissory note noteholders totaling $340,000.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the year ended December 31, 2022 and 2021:

Year Ended
December 31,
	2022	2021
Exercise price	$0.0001 - $0.0008	$0.0001 - $0.0008
Expected term	2.98 years	3.79 years
Expected average volatility	180% - 365%	350% - 417%
Expected dividend yield	-	-
Risk-free interest rate	2.28% - 4.27%	0.18% - 1.26%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2022:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,637,133,523	2.98	$0.0001	5,048,386,857	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of December 31, 2022, the aggregate intrinsic value of warrants outstanding was approximately $976,677 based on the closing market price of $0.0003 on December 31, 2022.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of December 31, 2022 and 2021, the Company valued the fair value on the 5,637,133,523 units and 5,556,666,666 units of common stock purchase warrants granted at $1,683,773 and $4,444,017 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Promissory Notes to Auctus Fund	$340,000	$340,000
Less Debt Discount	-	(89,183)
Total Promissory Notes	$340,000	$250,817

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method resulting in $248,077 of debt discount amortization for the year ended December 31, 2021. As of December 31, 2022 and 2021, the note is presented at $300,000 and $248,077, net of debt discount of $0 and $89,183, respectively.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on December 6, 2022. In conjunction with the convertible note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method resulting in $2,740 of debt discount amortization for the year ended December 31, 2021. As of December 31, 2022 and 2021, the note is presented at $40,000 and $2,740, net of debt discount of $0 and $37,260, respectively.

During the year ended December 31, 2022 and 2021, interest expense of $52,800 and $33,008 was incurred on the promissory notes. As of December 31, 2022 and December 31, 2021, accrued interest payable on the promissory note was $85,809 and $33,008, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Convertible Promissory Notes to Auctus Fund	$584,729	$549,010
Total Convertible Debts	$584,729	$549,010

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

As of December 31, 2022 and December 31, 2021, the note is presented net of a debt discount of $1,265 and $1,265, respectively.

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

As of December 31, 2022 and 2021, the notes were fully paid off through the issuance of common stock.

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

As of December 31, 2022 and December 31, 2021, the note is presented net of a debt discount of $50,745.

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

As of December 31, 2022, the notes were fully paid off through the issuance of common stock.

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

As of December 31, 2022 and December 31, 2021, the note is presented net of a debt discount of $30,000.

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

As of December 31, 2022 and December 31, 2021, the note is presented net of a debt discount of $48,500.

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

As of December 31, 2022 and December 31, 2021, the note is presented net of a debt discount of $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method resulting in $25,182 of interest expense for the year ended December 31, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share. During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants. As of December 31, 2022, the outstanding units of warrants was 298,398,857.

As of December 31, 2022 and December 31, 2021, the note is presented net of a debt discount of $100,000.

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

As of December 31, 2022 and December 31, 2021, the note is presented net of a debt discount of $31,000.

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

As of December 31, 2022 and December 31, 2021, the note is presented net of a debt discount of $225,000.

This note is currently in default.

Auctus#13

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $52,000 is being amortized over the life of the note using the effective interest method. During the year months ended December 31, 2022, the amortization of note discount was $32,625. As of December 31, 2022, the unamortized note discount was $19,375. In conjunction with the convertible note, the Company issued warrants to purchase 104,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2022 and December 31, 2021, the note is presented net of a debt discount of $32,625 and $0, respectively.

Auctus#14

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears annual interest rate at 12%. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $18,520 is being amortized over the life of the note using the effective interest method. During the year months ended December 31, 2022, the amortization of note discount was $3,095. As of December 31, 2022, the unamortized note discount was $15,425.  In conjunction with the convertible note, the Company issued warrants to purchase 37,040,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2022 and December 31, 2021, the note is presented net of a debt discount of $3,095 and $0, respectively.

Accrued interest on convertible notes

During the year ended December 31, 2022 and 2021, interest expense of $158,249 and $133,981 was incurred on convertible notes, respectively. As of December 31, 2022 and December 31, 2021, accrued interest payable on convertible notes was $357,080 and $198,831, respectively.

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

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2022:

Balance - December 31, 2021	$5,323,107
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	(67,670)
Reduction of derivative liabilities from exercise of warrants	(116,486)
Addition of new derivative liabilities upon issuance of warrants as debt discount	131,190
Addition of new derivatives liabilities recognized as day one loss on warrants	125,714
Loss (Gain) on change in fair value of the derivative	(2,428,612)
Balance - December 31, 2022	$2,967,243

The following table summarizes the loss (gain) on derivative liability included in the income statement for the year ended December 31, 2022 and 2021, respectively.

	Year Ended
	December 31,	December 31,
	2022	2021
Day one loss due to derivative liabilities on convertible notes and warrants	$125,714	$385,964
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	(2,428,613)	2,095,436
Loss (Gain) on change in fair value of derivative liabilities	$(2,302,899)	$2,481,400

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Year Ended
	December 31,	December 31,
	2022	2021
Expected term	0.37 - 0.82 years	-
Expected average volatility	223% - 349%	95% - 472%
Expected dividend yield	-	-
Risk-free interest rate	2.07% - 4.73%	0.03% - 0.97%

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, the Company accrued $120,000 of salary payable to the Director of the Company and paid $42,500 owing to him for the accrued salaries.

During the year ended December 31, 2021, the Company accrued $120,000 of salary payable to the Director of the Company and paid $43,500 owing to him for the accrued salaries.

As of December 31, 2022 and December 31, 2021, amount due to the related party was $542,668 and $465,168, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2022 and 2021, are as follows:

	December 31, 2022	December 31, 2021
Net operating loss carryforward	$4,345,599	$3,820,405
Statutory tax Rate	21%	21%
Deferred tax asset	912,576	802,285
Less: Valuation allowance	(912,576)	(802,285)
Net deferred assets	$-	$-

As of December 31, 2022, the Company had approximately $4.3 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2037. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2022 are subject to review by the tax authorities.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2022 to the date these financial statements were issued and has determined that it has the below subsequent events:

On January 4, 2023, the Company issued a convertible note to Auctus Fund, LLC for proceeds of $25,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Shaun Donnelly	55	Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our sole officer and director.

Shaun Donnelly, age 55, Chief Executive Officer, Director

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2022, were timely.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2022 and 2021 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total

Shaun Donnelly, Chief Executive Officer,	2022	$120,000	$-	$-	$120,000
Chief Financial Officer and Director (1)	2021	$120,000	--	$--	$120,000

____________

1.	Mr. Donnelly accrued compensation at the rate of $10,000 per month. On September 3, 2016, Mr. Donnelly was issued 51 Series A preferred shares valued at $42,669.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 13, 2023, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

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

Name of Beneficial Owner (1)	Shares of Series A Preferred (3)	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Shaun Donnelly	51	100%	9,350,000	0.252%
Chief Executive Officer, Chief Financial Officer

All officers and directors as a group (1 person)	51	100%	9,350,000	0.252%

Name of beneficial owner (5%)

None

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the year ended December 31, 2022, the Company accrued $120,000 of salary payable to the Director of the Company and paid $42,500 owing to him for the accrued salaries.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2022	2021
Audit Fees (1)	$33,000	$22,000
Audit Related Fees (2)	$21,500	$16,200
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

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

As of December 31, 2022, total note payable amount of $549,010 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
			$549,010

Mine Safety Disclosures

Not Applicable.

Other Information

None.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

10.1	Board Consent Auctus BOTY 2022-05-12

10.2	Disbursement Auth Auctus BOTY 2022-05-12

10.3	First Warrant Auctus BOTY 2022-05-12

10.4	Note Auctus BOTY 2022-05-12

10.5	Note Auctus BOTY 2022-10-31 (Signed not notarized)

10.6	Officer's Certificate Auctus BOTY 2022-05-12

10.7	Second Warrant Auctus BOTY 2022-05-12

10.8	SPA Auctus BOTY 2022-05-12

10.9	SPA Auctus BOTY 2022-10-31

31.1*	Section 302 Certification

32.1*	Section 906 Certification

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

___________

* Filed herewith.

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: July 18, 2023	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	July 18, 2023
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

26