Form 10-Q
period 2023-03-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2023-07-18
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

3,711,714,036 shares of common stock issued and outstanding as of July 15, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$807	$10,009
Total Current Assets	807	10,009

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$37,349	$37,098
Accounts payable - related party	568,568	542,668
Accrued interest payable	497,082	442,888
Promissory notes, net	365,000	340,000
Convertible notes, net of $17,412 and $34,800 debt discount, respectively	602,119	584,730
Derivative liabilities	2,907,433	2,967,243
Total Current Liabilities	4,977,551	4,914,627

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 3,711,714,036 shares issued and outstanding	3,711,715	3,711,715
Additional paid-in capital	1,327,104	1,327,104
Accumulated deficit	(10,015,563)	(9,943,437)
Total stockholders' deficit	(4,976,744)	(4,904,618)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$807	$10,009

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$25,195	$21,165
Cost of services	24,846	-
GROSS PROFIT	349	21,165

OPERATING EXPENSES
Selling, general and administrative expenses	18,104	14,912
Professional fees	12,598	35,900
Management salaries	30,000	30,000
Total Operating Expenses	60,702	80,812

OPERATING LOSS	(60,353)	(59,647)

OTHER INCOME (EXPENSE)
Interest expense	(71,583)	(112,491)
Gain on change in fair value of derivative liabilities	59,810	976,124
Total Other Income (Expense)	$(11,773)	$863,633

NET INCOME (LOSS)	$(72,126)	$803,986

Basic and Diluted Income (Loss) per Common Share	$(0.00)	$0.00
Diluted Earnings (Loss) per Common Share	$(0.00)	$0.00
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	3,711,714,036	3,535,302,536
Diluted Weighted Average Shares of Common Stock Outstanding	11,262,253,844	9,668,593,425

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31 2023 AND 2022

(UNAUDITED)

Three Months Ended March 31, 2023

	Common Stock		Preferred Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2022	3,711,714,036	$3,711,715	51	$-	$1,327,104	$(9,943,437)	$(4,904,618)
Net income	-	-	-	-	-	(72,126)	(72,126)
Balance - March 31, 2023	3,711,714,036	3,711,715	51	-	1,327,104	(10,015,563)	(4,976,744)

Three Months Ended March 31, 2022

	Common Stock		Preferred Shares		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2021	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(11,721,142)	$(6,798,809)
Net loss	-	-	-	-	-	803,985	803,985
Balance - March 31, 2022	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(10,917,157)	$(5,994,824)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(72,126)	$803,985
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	(59,810)	(976,124)
Amortization of debt discount	17,389	61,786
Changes in operating assets and liabilities:
Accounts payable - related party	25,000	17,500
Accounts payable and accrued liabilities	251	22,464
Accrued interest payable	54,194	50,705
Net cash used in operating activities	(35,102)	(19,684)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	900	-
Proceeds from promissory notes	25,000	-
Net cash provided by financing activities	25,900	-

Net decrease in cash and cash equivalents	(9,202)	(19,684)
Cash and cash equivalents - beginning of period	10,009	34,481
Cash and cash equivalents - end of period	$807	$14,797

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $807 and $10,009 in cash and cash equivalents as at March 31, 2023 and December 31, 2022, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of live events and televised entertainment programming and also through sponsorship and site subscription. For the three months ended March 31, 2023 and 2022, the Company recognized revenue of $25,195 and $21,165 and incurred cost of sales of $24,846 and $0, resulting in gross profit of $349 and $21,165, respectively.

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

For the three months ended March 31, 2023 and 2022, convertible notes and warrants were dilutive instruments and were included in the calculation of diluted earnings per share.

	March 31,	March 31,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	4,284,948,570	1,704,957,556
Warrants	3,265,591,238	4,428,333,333
	7,550,539,808	6,133,290,889

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

The following table summarizes fair value measurement by level at March 31, 2023 and December 31, 2022, measured at fair value on a recurring basis:

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	2,907,433	2,907,433

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	2,967,243	2,967,243

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

There were 51 and 51 preferred shares issued and outstanding as at March 31, 2023 and December 31, 2022, respectively.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants.

As of March 31, 2023 and December 31, 2022, the shares of common stock issued and outstanding was 3,711,714,036 respectively

NOTE 5 – WARRANTS

The below table summarizes the activity of warrants exercisable for shares of common stock during the three months ended March 31, 2023 and year ended December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2021	5,556,666,666	$0.0001
Granted	282,080,000	0.0005
Redeemed	-	-
Exercised	(201,613,143)	0.0001
Forfeited	-	-
Balances as of December 31, 2022	5,637,133,523	$0.0001
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of March 31, 2023	5,637,133,523	$0.0001

During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the three months ended March 31, 2023 and 2022:

Three Months Ended
March 31,
	2023	2022
Exercise price	$0.0001 - $0.0008	$0.0001 - $0.0008
Expected term	2.67 years	3.55 years
Expected average volatility	204% - 341%	245% - 365%
Expected dividend yield	-	-
Risk-free interest rate	3.81% - 4.64%	2.28% - 2.45%

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2023:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,637,133,523	2.67	$0.0001	5,048,386,857	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2023 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of March 31, 2023, the aggregate intrinsic value of warrants outstanding was approximately $976,677 based on the closing market price of $0.0003 on March 31, 2023.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of March 31, 2023 and December 31, 2022, the Company valued the fair value on the 5,637,133,523 units units of common stock purchase warrants granted at $1,642,540and $1,683,773 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Promissory Notes to Auctus Fund	$365,000	$340,000
Total Promissory Notes	$365,000	$340,000

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method resulting in $248,077 of debt discount amortization for the year ended December 31, 2021. As of March 31, 2023 and December 31, 2022, the note is presented at $300,000, net of debt discount of $0.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on December 6, 2022. In conjunction with the convertible note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method resulting in $2,740 of debt discount amortization for the year ended December 31, 2021. As of  March 31, 2023 and December 31, 2022, the note is presented at $40,000, net of debt discount of $0.

On January 4, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $25,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on January 4, 2024.

During the three months ended March 31, 2023 and 2022, interest expense of $13,726 and $13,019 was incurred on the promissory notes. As of March 31, 2023 and December 31, 2022, accrued interest payable on the promissory note was $99,535 and $85,809, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Convertible Promissory Notes to Auctus Fund	$602,119	$584,730
Total Convertible Debts	$602,119	$584,730

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

As of March 31, 2023 and December 31, 2022, the note is presented net of a debt discount of $1,265 and $1,265, respectively.

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

As of March 31, 2023 and December 31, 2022, the notes were fully paid off through the issuance of common stock.

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

As of March 31, 2023 and December 31, 2022, the note is presented net of a debt discount of $50,745.

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

As of March 31, 2023, the notes were fully paid off through the issuance of common stock.

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

As of March 31, 2023 and December 31, 2022,, the note is presented net of a debt discount of $30,000.

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

As of March 31, 2023 and December 31, 2022, the note is presented net of a debt discount of $48,500.

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

As of March 31, 2023 and December 31, 2022, the note is presented net of a debt discount of $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method resulting in $25,182 of interest expense for the year ended December 31, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share. During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants. As of March 31, 2023, the outstanding units of warrants was 298,398,857.

As of March 31, 2023 and December 31, 2022, the note is presented net of a debt discount of $100,000.

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

As of March 31, 2023 and December 31, 2022, the note is presented net of a debt discount of $31,000.

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

As of March 31, 2023 and December 31, 2022, the note is presented net of a debt discount of $225,000.

This note is currently in default.

Auctus#13

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $52,000 is being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2023, the amortization of note discount was $12,822. As of March 31, 2023 the unamortized note discount was $6,553. In conjunction with the convertible note, the Company issued warrants to purchase 104,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2023 and December 31, 2022, the note is presented net of a debt discount of $45,447 and $32,625, respectively.

Auctus#14

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears annual interest rate at 12%. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $18,520 is being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2023, the amortization of note discount was $4,267. As of March 31, 2023 the unamortized note discount was $10,858. In conjunction with the convertible note, the Company issued warrants to purchase 37,040,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2023 and December 31, 2022, the note is presented net of a debt discount of $7,662 and $3,095, respectively.

Accrued interest on convertible notes

During the three months ended March 31, 2023 and 2022, interest expense of $40,468 and $37,686 was incurred on convertible notes, respectively. As of March 31, 2023 and December 31, 2022, accrued interest payable on convertible notes was $397,548 and $357,080, respectively.

NOTE 8 - DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2023:

Balance - December 31, 2022	$2,967,243
Loss (Gain) on change in fair value of the derivative	(59,810)
Balance – March 31, 2023	$2,907,433

The following table summarizes the loss (gain) on derivative liability included in the income statement for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended
	March 31,	March 31,
	2023	2022
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	$(59,810)	$(976,124)
Loss (Gain) on change in fair value of derivative liabilities	$(59,810)	$(976,124)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Three Months Ended
	March 31,	March 31,
	2023	2022
Expected term	0.13 - 0.59 years	0.49 years
Expected average volatility	230% - 246%	337% - 472%
Expected dividend yield	-	-
Risk-free interest rate	4.74% - 4.94%	0.03% - 0.05%

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023, the Company accrued $30,000 of salary payable to the Director of the Company and paid $5,000 owing to him for the accrued salaries. During the three months ended March 31, 2023, the Director of the Company advanced $900 to the Company.

During the three months ended March 31, 2022, the Company accrued $30,000 of salary payable to the Director of the Company and paid $12,500 owing to him for the accrued salaries.

As of March 31, 2023 and December 31, 2022, amount due to the related party was $568,568 and $542,668, respectively.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our business and corporate address is 6955 North Durango Drive, Suite 1115-129, Las Vegas NV 89149. Our corporate website is www.LFCfights.com.

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

Results of Operations

Three months ended March 31, 2023 as compared to the three months ended March 31, 2022

Our operating results for the three months ended March 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March 31,		Changes
Statement of Operations Data:	2023	2022	Amount	%

Revenue	$25,195	$21,165	$4,030	19%
Cost of services	(24,846)	-	(24,846)	100%
Gross profit	349	21,165	(20,816)	(98%)
Total operating expenses	(60,702)	(80,812)	20,110	(25%)
Other income (expense)	(11,773)	863,633	(875,406)	(101%)
Net income (loss)	$(72,126)	$803,986	$(876,112)	(109%)

Revenues

We generated revenues of $25,195 and $21,165 for the three ended March 31, 2023 and 2022, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The increase in revenues was attributed to an increase in advertising revenue during the quarter.

Cost of Services

We incurred total cost of services of $924,846 and $0 for the three months ended March 31, 2023 and 2022, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $60,702 and $80,812 for the three months ended March 31, 2023 and 2022, respectively. The decrease in operating expenses was primarily due to the decrease in professional fees.

Other Income (Expenses)

We incurred total other expense of $11,773 and recognized total other income of $863,633 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized gain on changes in fair value of derivatives from the convertible notes and warrants of $11,773 and $863,633, respectively.

Net Income (Loss)

We incurred net loss of $72,126 and recognized net income of $803,986 during the three months ended March 31, 2023 and 2022, respectively. The increase in net loss was mainly due to the decrease in other income.

Liquidity and Capital Resources

	March 31,	December 31,	Changes
Working Capital Data:	2023	2022	Amount	%

Current Assets	$807	$10,009	$(9,202)	(92%)
Current Liabilities	$4,977,551	$4,914,627	62,924	1%
Working Capital Deficiency	$(4,976,744)	$(4,904,618)	(72,126)	1%

At March 31, 2023, we had a working capital deficiency of $4,976,744 and an accumulated deficit of $10,015,563. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2023.

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

The following table sets forth certain information about our cash flow during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Changes
Cash Flows Data:	2023	2022	Amount	%

Cash Flows used in Operating Activities	$(35,102)	$(19,684)	$(15,418)	78%
Cash Flows provided by Financing Activities	25,900	-	25,900	100%
Net decrease in cash during period	$(9,202)	$(19,684)	$10,482	(53%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the three months ended March 31, 2023, net cash flows used in operating activities was $35,102, consisting of a net loss of $72,126, increased by gain on change in fair value of derivative liabilities of $59,810, and decreased by amortization of debt discount of $17,389 and net changes in operating assets and liabilities of $79,445.

During the three months ended March 31, 2022, net cash flows used in operating activities was $19,684, consisting of a net income of $803,985, decreased by gain on change in fair value of derivative liabilities of $976,124, increased by amortization of debt discount of $61,786 and net changes in operating assets and liabilities of $90,669.

Cash Flows from Investing Activities

There were no investing activities during the three months ended March 31, 2023 and 2022.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $$25,900 through proceeds from issuance of a promissory note of $25,000 and advancement from the director of the Company of $900.

During the three months ended March 31, 2022, there was no financing activities.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements.

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

As of March 31, 2023, total note payable amount of $549,010 in default as follows:

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: July 18, 2023	/s/ Shaun Donnelly
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

