Form 10-Q
period 2023-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2023-10-16
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

3,711,714,036 shares of common stock issued and outstanding as of October 10, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$3,411	$10,009
Total Current Assets	3,411	10,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$51,471	$37,098
Accounts payable - related party	593,268	542,668
Accrued interest payable	552,569	442,888
Promissory notes, net	365,000	340,000
Convertible notes, net of $6,241 and $34,800 debt discount, respectively	613,289	584,730
Derivative liabilities	2,231,144	2,967,243
Total Current Liabilities	4,406,741	4,914,627

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 5,000,000,000 shares authorized, 3,711,714,036 shares issued and outstanding	3,711,715	3,711,715
Additional paid-in capital	1,327,104	1,327,104
Accumulated deficit	(9,442,149)	(9,943,437)
Total stockholders’ deficit	(4,403,330)	(4,904,618)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,411	$10,009

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$31,108	$32,273	$56,303	$53,438
Cost of services	15,957	14,957	40,803	14,957
GROSS PROFIT	15,151	17,316	15,500	38,481

OPERATING EXPENSES
Selling, general and administrative expenses	8,822	23,599	26,926	38,511
Professional fees	12,548	(3,900)	25,146	32,000
Management salaries	30,000	30,000	60,000	60,000
Total Operating Expenses	51,370	49,699	112,072	130,511

OPERATING LOSS	(36,219)	(32,383)	(96,572)	(92,030)

OTHER INCOME (EXPENSE)
Interest expense	(66,656)	(68,617)	(138,239)	(181,108)
Gain on change in fair value of derivative liabilities	676,289	1,041,322	736,099	2,017,446
Total Other Income (Expense)	$609,633	$972,705	$597,860	$1,836,338

NET INCOME	$573,414	$940,322	$501,288	$1,744,308

Basic and Diluted Income (Loss) per Common Share	$0.00	$0.00	$0.00	$0.00
Diluted Earnings (Loss) per Common Share	$0.00	$0.00	$0.00	$0.00
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	3,711,714,036	3,535,302,536	3,711,714,036	3,535,302,536
Diluted Weighted Average Shares of Common Stock Outstanding	10,370,856,034	10,102,741,582	10,370,856,034	10,102,741,582

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30 2023 AND 2022

(UNAUDITED)

Six Months Ended June 30, 2023

	Common Stock		Preferred Shares		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2022	3,711,714,036	$3,711,715	51	$-	$1,327,104	$(9,943,437)	$(4,904,618)
Net loss	-	-	-	-	-	(72,126)	(72,126)
Balance - March 31, 2023	3,711,714,036	3,711,715	51	-	1,327,104	(10,015,563)	(4,976,744)
Net income	-	-	-	-	-	573,414	573,414
Balance - June 30, 2023	3,711,714,036	3,711,715	51	-	1,327,104	(9,442,149)	(4,403,330)

Six Months Ended June 30, 2022

	Common Stock		Preferred Shares		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(11,721,142)	$(6,798,809)
Net loss	-	-	-	-	-	803,986	803,986
Balance - March 31, 2022	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(10,917,156)	$(5,994,823)
Net loss	-	-	-	-	-	940,322	940,322
Balance - June 30, 2022	3,535,302,536	$3,535,303	51	$-	$1,387,030	$(9,976,834)	$(5,054,502)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$501,288	$1,744,308
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	(736,099)	(2,017,446)
Amortization of debt discount	28,558	78,170
Changes in operating assets and liabilities:
Accounts payable - related party	50,600	35,000
Accounts payable and accrued liabilities	14,374	3,219
Accrued interest payable	109,681	102,938
Net cash used in operating activities	(31,598)	(53,811)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	-	45,000
Proceeds from promissory notes	25,000	-
Net cash provided by financing activities	25,000	45,000

Net decrease in cash and cash equivalents	(6,598)	(8,811)
Cash and cash equivalents - beginning of period	10,009	34,481
Cash and cash equivalents - end of period	$3,411	$25,670

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$-	$52,000

 The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,411 and $10,009 in cash and cash equivalents as at June 30, 2023 and December 31, 2022, respectively.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from the development, promotion and distribution of live events and televised entertainment programming and also through sponsorship and site subscription. For the six months ended June 30, 2023 and 2022, the Company recognized revenue of $56,303 and $53,438 and incurred cost of sales of $40,803 and $14,957, resulting in gross profit of $15,500 and $38,481, respectively.

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

For the six months ended June 30, 2023 and 2022, convertible notes and warrants were dilutive instruments and were included in the calculation of diluted earnings per share.

	June 30,	June 30,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	4,284,948,570	2,653,272,380
Warrants	2,374,193,429	3,914,166,667
	6,659,141,998	6,567,439,047

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

The following table summarizes fair value measurement by level at June 30, 2023 and December 31, 2022, measured at fair value on a recurring basis:

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	2,231,144	2,231,144

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
None	-	-	-	-
Liabilities
Derivative liabilities	-	-	2,967,243	2,967,243

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

There were 51 and 51 preferred shares issued and outstanding as at June 30, 2023 and December 31, 2022, respectively.

Common Stock

The Company has authorized 5,000,000,000 shares with a par value $0.001 per share.

During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants.

As of June 30, 2023 and December 31, 2022, the shares of common stock issued and outstanding was 3,711,714,036 respectively

NOTE 5 – WARRANTS

The below table summarizes the activity of warrants exercisable for shares of common stock during the six months ended June 30, 2023 and year ended December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2021	5,556,666,666	$0.0001
Granted	282,080,000	0.0005
Redeemed	-	-
Exercised	(201,613,143)	0.0001
Forfeited	-	-
Balances as of December 31, 2022	5,637,133,523	$0.0001
Granted	-	-
Redeemed	-	-
Exercised	-	-
Forfeited	-	-
Balances as of June 30, 2023	5,637,133,523	$0.0001

During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the six months ended June 30, 2023 and 2022:

Six Months Ended
June 30,
	2023	2022
Exercise price	$0.0001 - $0.0008	$0.0001 - $0.0008
Expected term	2.42 years	3.18 years
Expected average volatility	204% - 348%	180% - 365%
Expected dividend yield	-	-
Risk-free interest rate	3.81% - 4.87%	2.28% - 3.00%

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2023:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,637,133,523	2.42	$0.0001	5,048,386,857	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2023 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of June 30, 2023, the aggregate intrinsic value of warrants outstanding was approximately $474,839 based on the closing market price of $0.0002 on June 30, 2023.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of June 30, 2023 and December 31, 2022, the Company valued the fair value on the 5,637,133,523 units of common stock purchase warrants granted at $1,085,001 and $1,683,773 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Promissory Notes to Auctus Fund	$365,000	$340,000
Total Promissory Notes	$365,000	$340,000

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on March 4, 2022. In conjunction with the convertible note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method resulting in $248,077 of debt discount amortization for the year ended December 31, 2021. As of June 30, 2023 and December 31, 2022, the note is presented at $300,000, net of debt discount of $0.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on December 6, 2022. In conjunction with the convertible note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method resulting in $2,740 of debt discount amortization for the year ended December 31, 2021. As of une 30, 2023 and December 31, 2022, the note is presented at $40,000, net of debt discount of $0.

On January 4, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $25,000 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matures on January 4, 2024.

During the six months ended June 30, 2023 and 2022, interest expense of $27,638 and $26,183 was incurred on the promissory notes. As of June 30, 2023 and December 31, 2022, accrued interest payable on the promissory note was $113,447 and $85,809, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Convertible Promissory Notes to Auctus Fund	$613,289	$584,730
Total Convertible Debts	$613,289	$584,730

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

As of June 30, 2023 and December 31, 2022, the note is presented net of a debt discount of $1,265 and $1,265, respectively.

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

As of June 30, 2023 and December 31, 2022, the notes were fully paid off through the issuance of common stock.

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

As of June 30, 2023 and December 31, 2022, the note is presented net of a debt discount of $50,745.

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

As of June 30, 2023, the notes were fully paid off through the issuance of common stock.

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

As of June 30, 2023 and December 31, 2022, the note is presented net of a debt discount of $30,000.

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

As of June 30, 2023 and December 31, 2022, the note is presented net of a debt discount of $48,500.

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

As of June 30, 2023 and December 31, 2022, the note is presented net of a debt discount of $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method resulting in $25,182 of interest expense for the year ended December 31, 2019. In conjunction with the convertible note, the Company issued warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share. During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants. As of June 30, 2023, the outstanding units of warrants was 298,398,857.

As of June 30, 2023 and December 31, 2022, the note is presented net of a debt discount of $100,000.

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

As of June 30, 2023 and December 31, 2022, the note is presented net of a debt discount of $31,000.

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

As of June 30, 2023 and December 31, 2022, the note is presented net of a debt discount of $225,000.

This note is currently in default.

Auctus#13

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $52,000 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2023, the amortization of note discount was $19,375. As of June 30, 2023 the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 104,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2023 and December 31, 2022, the note is presented net of a debt discount of $52,000 and $32,625, respectively.

This note is currently in default.

Auctus#14

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears annual interest rate at 12%. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $18,520 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2023, the amortization of note discount was $9,184. As of June 30, 2023 the unamortized note discount was $6,241. In conjunction with the convertible note, the Company issued warrants to purchase 37,040,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2023 and December 31, 2022, the note is presented net of a debt discount of $7,662 and $3,095, respectively.

Accrued interest on convertible notes

During the six months ended June 30, 2023 and 2022, interest expense of $82,042 and $76,755 was incurred on convertible notes, respectively. As of June 30, 2023 and December 31, 2022, accrued interest payable on convertible notes was $439,122 and $357,080, respectively.

NOTE 8 - DERIVATIVE LIABILITY

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability when the conversion option becomes effective.

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2023:

Balance - December 31, 2022	$2,967,243
Loss (Gain) on change in fair value of the derivative	(736,099)
Balance – June 30, 2023	$2,231,144

The following table summarizes the loss (gain) on derivative liability included in the income statement for the six months ended June 30, 2023 and 2022, respectively.

	Six Months Ended
	June 30,	June 30,
	2023	2022
Day one loss due to derivative liabilities on convertible notes and warrants	$-	$72,101
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	$(137,327)	$(2,089,547)
Loss (Gain) on change in fair value of derivative liabilities	$(137,327)	$(2,017,446)

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Six Months Ended
	June 30,	June 30,
	2023	2022
Expected term	0.34 years	0.88 years
Expected average volatility	230% - 393%	346% - 349%
Expected dividend yield	-	-
Risk-free interest rate	4.74% - 5.43%	2.07% - 2.99%

NOTE 9 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023, the Company accrued $60,000 of salary payable to the Director of the Company and paid $9,400 owing to him for the accrued salaries.

During the six months ended June 30, 2022, the Company accrued $60,000 of salary payable to the Director of the Company and paid $25,000 owing to him for the accrued salaries.

As of June 30, 2023 and December 31, 2022, amount due to the related party was $593,268 and $542,668, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2023, and through the date that these financials were issued, the Company had the following subsequent event:

On July 18, 2023, the Company issued a promissory note of $61,444. The note has an one year term and bears annual interest of 12% per annual.

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

Results of Operations

Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

Our operating results for the three months ended June 30, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,		Changes
,Statement of Operations Data:	2023	2022	Amount	%

Revenue	$31,108	$32,273	$(1,165)	(4%)
Cost of Services	(15,957)	(14,957)	(1,000)	7%
Gross profit	15,151	17,316	(2,165)	(13%)
Total operating expenses	(51,370)	(49,699)	(1,671)	3%
Other income (expense)	609,633	972,705	(363,072)	(37%)
Net Income (loss)	$573,414	$940,322	$(366,908)	(39%)

Revenues

We generated revenues of $31,108 and $32,273 for the three ended June 30, 2023 and 2022, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The increase in revenues was attributed to an increase in advertising revenue during the quarter.

Cost of Services

We incurred total cost of services of $15,957 and $14,957 for the three months ended June 30, 2023 and 2022, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $51,370 and $49,699 for the three months ended June 30, 2023 and 2022, respectively. The increase in operating expenses was primarily due to the increase in professional fees.

Other Income (Expenses)

We recognized total other income of $609,633 and $972,705 for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023 and 2022, the Company recognized gain on changes in fair value of derivatives from the convertible notes and warrants of $676,289 and $1,041,322, respectively.

Net Income (Loss)

We recognized net income of $573,414 and $940,322 during the three months ended June 30, 2023 and 2022, respectively. The decrease in net loss was mainly due to the decrease in other income. The Company recognized gain on change in fair value of derivative of $676,289 during the three months ended June 30, 2022 compared to $1,041,322 during the three months ended June 30, 2023.

Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

Our operating results for the six months ended June 30, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	June 30,		Changes
Statement of Operations Data:	2023	2022	Amount	%

Revenue	$56,303	$53,438	$2,865	5%
Cost of services	(40,803)	(14,957)	(25,846)	100%
Gross profit	15,500	38,481	(22,981)	(60%)
Total operating expenses	(112,072)	(130,511)	18,439	(14%)
Other income (expense)	597,860	1,836,338	(1,238,478)	(67%)
Net income (loss)	$501,288	$1,744,308	$(1,243,020)	(71%)

Revenues

We generated revenues of $56,303 and $53,438 for the six ended June 30, 2023 and 2022, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The increase in revenues was attributed to an increase in advertising revenue during the quarter.

Cost of Services

We incurred total cost of services of $40,803 and $14,957 for the six months ended June 30, 2023 and 2022, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses.

Operating Expenses

We incurred total operating expenses of $112,072 and $130,511 for the six months ended June 30, 2023 and 2022, respectively. The decrease in operating expenses was primarily due to the decrease in professional fees.

Other Income (Expenses)

We recognized total other income of $597,860 and $1,836,338 for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized gain on changes in fair value of derivatives from the convertible notes and warrants of $736,099 and $2,017,446, respectively.

Net Income (Loss)

We recognized net income of $501,288 and $1,744,308 during the six months ended June 30, 2023 and 2022, respectively. The decrease in net income was mainly due to the decrease in other income. The Company recognized gain on change in fair value of derivative of $2,017,446 during the six months ended June 30, 2022 compared to $736,099 during the six months ended June 30, 2023.

Liquidity and Capital Resources

	June 30,	December 31,	Changes
Working Capital Data:	2023	2022	Amount	%

Current Assets	$3,411	$10,009	$(6,598)	(66%)
Current Liabilities	$4,406,741	$4,914,627	(507,886)	(10%)
Working Capital Deficiency	$(4,403,330)	$(4,904,618)	501,288	(10%)

At June 30, 2023, we had a working capital deficiency of $4,403,330 and an accumulated deficit of $9,442,149. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2023.

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

The following table sets forth certain information about our cash flow during the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,		Changes
Cash Flows Data:	2023	2022	Amount	%

Cash Flows used in Operating Activities	$(31,598)	$(53,811)	$22,213	(41%)
Cash Flows provided by Financing Activities	25,000	45,000	(20,000)	100%
Net decrease in cash during period	$(6,598)	$(8,811)	$2,213	(25%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the six months ended June 30, 2023, net cash flows used in operating activities was $31,598, consisting of a net income of $501,288, increased by amortization of debt discount of $28,558 and net changes in operating assets and liabilities of $174,655 and decreased by gain on change in fair value of derivative liabilities of $736,099.

During the six months ended June 30, 2022, net cash flows used in operating activities was $53,811, consisting of a net income of $1,744,308, decreased by gain on change in fair value of derivative liabilities of $2,017,446, increased by amortization of debt discount of $78,170 and net changes in operating assets and liabilities of $141,157.

Cash Flows from Investing Activities

There were no investing activities during the six months ended June 30, 2023 and 2022.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $$25,000 through proceeds from issuance of a promissory note.

During the six months ended June 30, 2022, net cash provided by financing activities was $$45,000 through proceeds from issuance of a convertible note.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of June 30, 2023, total note payable amount of $601,010 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#4	11/2/2017	8/2/2018	$-
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
Auctus#13	5/16/2022	5/16/2023	$52,000
			$601,010

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: October 16, 2023	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	October 16, 2023
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

