Form 10-K
period 2023-12-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2024-07-15
CIK 1407704

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2023 was $740,473.

The number of shares of registrant's common stock outstanding as of July 6, 2024 was 3,954,844,036.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

2023 ANNUAL REPORT ON FORM 10-K

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

On March 31, 2015, the Company, pursuant to a share exchange agreement (the "Share Exchange Agreement"), among the Company, Lingerie Fighting Championships, Inc. (“LFC”), and the holders of all of the outstanding common stock and convertible notes of LFC exchanged their common stock and convertible notes of LFC for a total of 16,750,000 shares of common stock, which represented 84.70% of the Company's common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph. The issuance of the 16,750,000 shares of common stock to the former holders of LFC's common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction. The sole director and chief executive officer of LFC became a director and the chief executive officer of the Company. As a result of the reverse acquisition, the Company's business has become the business of LFC.

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

Our mission is to establish the popularity of our LFC league and brand based on holding live events and to promote our athletes via a reality series and merchandise such as t-shirts and calendars. Our uniqueness is derived from our predominantly all female league structure, where a vast array of beautiful, attractive and unique women engage in wrestling and MMA fighting techniques against one another for purposes of delivering high quality entertainment to mature audiences.

Our management believes that the LFC league and our unique approach in applying a predominantly all female league structure to wrestling and mixed martial arts gives us a substantial competitive advantage to build the popularity of the LFC league in general.

Recent Business Development

Over the past couple years we have seen a massive increase in the popularity of our YouTube Channel, which now has more than 700,000 subscribers and is approaching a quarter billion views. Recent events have been viewed nearly 4 million times on average.

On July 4, 2024, we did our most recent live event, LFC40: Booty Camp 5. LFC41: Lingerie Fight Club will be held August 15, 2024.

On August 12, 2024, LFC’s first feature film, Gladiatrix, begins shooting. It is a female gladiator movie set in the 3rd Century AD.

We have partnered with one of LFC’s biggest sponsors, Healthy Male, to launch our own online pharmacy called KnockoutRx.

We are currently in talks with two of the most famous WWE wrestlers of all time about partnering with LFC.

We have been approached to do a show Super Bowl weekend in New Orleans.

On February 14, 2024, we did LFC38: Angels & Lil Devils in Las Vegas and followed that up just 10 days later with LFC39: Goddess Among Us in Kissimmee, FL. We are on pace to do more events this year than any other year.

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

Home Video

We expect to pursue opportunities in the home video market by licensing, on a distribution fee and/or royalty basis, our growing video library to third parties to develop, produce, manufacture, and sell DVDs for the home video market. We hope to develop a video library with proprietary material from our live events, television broadcasts, special events and behind the scenes content of live events. To date, we have developed and produced an LFC DVD entitled “Lingerie Fighting Championships: Lace vs Leather” which is currently being sold on the LFC official website (www.lingeriefc.com) as well as Amazon.com.

It is intended that we will continue to produce and develop our video programming to be sold in DVD volume installments in retail stores and on-line via such e-commerce platforms such as the LFC official site (www.lingeriefc.com) and other third party retailers including, but not limited to, Amazon® and iTunes®. We are currently in discussion with various other retailers specializing in home video distribution. All references herein to Amazon®, iTunes®, YouTube® or Facebook® are to websites operated by such entities and we do not have any rights, affiliation or license with them other than the presence of our media or products on such media platforms as set forth herein.

Online Programming

We utilize the Internet to communicate with our fans and market and distribute our various programming. Through our network of websites and social media, our fans and customers can obtain the latest news and information on  LFC, purchase our live event tickets, home video programming, and purchase our branded merchandise. Our main site is www.lingeriefc.com.

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

ITEM 1A. RISK FACTORS

We are not required to provide this information as we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our common stock trades on the OTC Pink under the symbol BOTY. The former symbol for our common stock was OILL and, after the reverse stock split, OILLD. The symbol was changed to BOTY on April 29, 2015.

(b) Holders

As of July 06, 2024, we had approximately 251 shareholders of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, VStock Transfer. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

At December 31, 2023, we did not have any equity compensation plans that were not approved by stockholders.

Transfer Agent

Our transfer agent is VStock Transfer, LLC., 18 Lafayette Place Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, the Company issued 185,214,500 shares of common stock for the exercise of 227,308,705 units of share purchase warrants.

Rule 10B-18 Transactions

During the year ended December 31, 2023, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Year ended December 31, 2023 as compared to the Year ended December 31, 2022

Our operating results for the years ended December 31, 2023 and December 31, 2022, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,		Changes
Statement of Operations Data:	2023	2022	Amount	%

Revenue	$117,722	$113,802	$3,920	3%
Cost of services	(68,917)	(33,831)	35,086	104%
Gross profit	48,805	79,971	(31,166)	(39%)
Total operating expenses	(272,377)	(269,212)	3,165	1%
Other income (expense)	532,024	1,869,200	(1,337,176)	(72%)
Net income (loss)	$308,452	$1,679,959	$(1,371,507)	(82%)

Revenues

We generated revenues of $117,722 and $113,802 for the years ended December 31, 2023 and 2022, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship and site subscription. The increase in revenues was attributed to an increase in live event revenue and advertising revenue.

Cost of Services

We incurred total cost of services of $68,917 and $33,831 for the years ended December 31, 2023 and 2022, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to an increase in subcontractor cost and supplies and material costs.

Gross Profit

We recognized gross profit of $48,805 and $79,971 for the years ended December 31, 2023 and 2022, respectively. The decrease in gross profit was due to higher cost of sales incurred to achieve similar level of revenue during year ended December 31, 2023.

Operating Expenses

We incurred total operating expenses of $272,377 and $269,212 for the years ended December 31, 2023 and 2022, respectively. The increase in operating expenses was primarily due to the increase in auditing fees.

Other Income (Expense)

We recognized other income of $532,024 and $1,869,200 for the years ended December 31, 2023 and 2022, respectively. The decrease in other income was mainly attributed to a decrease in gain on changes in fair value of derivatives from the convertible notes and warrants. During the years ended December 31, 2023 and 2022, the Company recognized gain on changes in fair value of derivative liabilities of $819,489 and $2,205,153, respectively.

Net Income (Loss)

We recognized net income of $308,452 and $1,679,959 during the years ended December 31, 2023 and 2022, respectively. The decrease in our net income was mainly attributed to the decrease in gross profit, the increase in operating expenses and the decrease in other income.

Liquidity and Capital Resources

	December 31,	December 31,	Changes
Working Capital Data:	2023	2022	Amount	%

Current Assets	$5,295	$10,009	$(4,714)	(47%)
Current Liabilities	$4,204,402	$4,582,251	$(377,849)	(8%)
Working Capital Deficiency	$(4,199,107)	$(4,572,242)	$(373,135)	(8%)

At December 31, 2023, we had a working capital deficiency of $4,199,107 and an accumulated deficit of $9,302,609. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2024.

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

The following table sets forth certain information about our cash flow during the years ended December 31, 2023 and December 31, 2022:

	Year Ended
	December 31,		Changes
Cash Flows Data:	2023	2022	Amount	%

Cash Flows used in Operating Activities	$(150,158)	$(87,992)	$62,166	71%
Cash Flows provided by Financing Activities	145,444	63,520	81,924	129%
Net decrease in cash during period	$(4,714)	$(24,472)	$(19,758)	(81%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the year ended December 31, 2023, net cash flows used in operating activities was $150,158, consisting of a net income of $308,452, decreased by gain on change in fair value of derivative liabilities of $819,489 and increased by amortization of debt discount of $61,894 and net changes in operating assets and liabilities of $298,985.

During the year ended December 31, 2022, net cash flows used in operating activities was $87,992, consisting of a net income of $1,679,959, decreased by gain on change in fair value of derivative liabilities of $2,205,153 and increased by amortization of debt discount of $124,904 and net changes in operating assets and liabilities of $312,298.

Cash Flows from Investing Activities

There were no investing activities during the years ended December 31, 2023 and December 31, 2022.

Cash Flows from Financing Activities

During the years ended December 31, 2023 and December 31, 2022, net cash provided by financing activities was $145,444 and $63,520 attributed to proceeds from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

Critical Accounting Policies

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented.

Our critical estimates include revenue recognition, intangible assets and derivatives. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Convertible Financial Instruments

We bifurcate conversion options from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When we have determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying Common Stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lingerie Fighting Championships, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lingerie Fighting Championships, Inc.  (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has generated nominal revenues since inception and has sustained operating losses.  These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivatives

As described in Note 2 to the Company’s consolidated financial statements, during the years ended December 31, 2023 and 2022, the Company analyzes the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance, resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the conversion options.  The Company also accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

We identified the Company’s application of the accounting for convertible notes and warrants as a critical audit matter.  The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained debt and warrant related agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms.

-	Tested management’s identification and treatment of agreement terms.

-	Engaged an outside specialist to aid in the review of management’s calculations and perform independent calculations using multiple methods.

-	Recalculated the fair value based on the terms in the agreements.

-

Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

We have served as the Company’s auditor since 2024.

Tampa, Florida

July 15, 2024

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$5,295	$10,009
Total Current Assets	$5,295	$10,009

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$10,495	$37,098
Accounts payable - related party	642,128	542,668
Accrued interest payable	669,015	442,888
Promissory notes, net	340,000	340,000
Convertible notes, net of $64,016 and $34,800 debt discount, respectively	703,958	584,730
Derivative liabilities	1,838,806	2,634,867
Total Current Liabilities	4,204,402	4,582,251

Commitments and Contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 3,896,928,536 and 3,711,714,036 shares issued and outstanding at December 31, 2023 and 2022, respectively	3,896,930	3,711,715
Additional paid-in capital	1,206,572	1,327,104
Accumulated deficit	(9,302,609)	(9,611,061)
Total stockholders' deficit	(4,199,107)	(4,572,242)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,295	$10,009

The accompanying notes are an integral part of these audited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2023	2022

Revenue	$117,722	$113,802
Cost of services	68,917	33,831
GROSS PROFIT	48,805	79,971

OPERATING EXPENSES
Management salaries	120,000	120,000
Professional fees	89,918	78,039
Selling, general and administrative expenses	62,459	71,173
Total Operating Expenses	272,377	269,212

OPERATING LOSS	(223,572)	(189,241)

OTHER INCOME (EXPENSE)
Interest expense	(287,465)	(335,953)
Gain on change in fair value of derivative liabilities	819,489	2,205,153
Total Other Income	532,024	1,869,200

Income before taxes	308,452	1,679,959

Provision for income taxes	-	-

NET INCOME	$308,452	$1,679,959

Basic Income per Common Share	$0.00	$0.00
Diluted Earnings per Common Share	$0.00	$0.00
Basic Weighted Average Shares of Common Stock Outstanding	3,727,444,583	3,575,418,028
Diluted Weighted Average Shares of Common Stock Outstanding	10,569,820,229	9,239,631,986

The accompanying notes are an integral part of these audited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2021	51	$-	3,535,302,536	$3,535,303	$1,387,030	$(11,291,020)	$(6,368,687)
Shares of common stock issued for exercise of warrants	-	-	176,411,500	176,412	(59,926)	-	116,486
Net income	-	-	-	-	-	1,679,959	1,679,959
Balance - December 31, 2022	51	$-	3,711,714,036	$3,711,715	$1,327,104	$(9,611,061)	$(4,572,242)
Shares of common stock issued for exercise of warrants	-	-	185,214,500	185,215	(120,532)	-	64,683
Net income	-	-	-	-	-	308,452	308,452
Balance - December 31, 2023	51	$-	3,896,928,536	$3,896,930	$1,206,572	$(9,302,609)	$(4,199,107)

The accompanying notes are an integral part of these audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$308,452	$1,679,959
Adjustments to reconcile net income to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	(819,489)	(2,205,153)
Amortization of debt discount	61,894	124,904
Changes in operating assets and liabilities:
Prepaid expense	-	7,500
Accounts payable and accrued liabilities	(26,602)	16,249
Accounts payable - related party	99,460	77,500
Accrued interest payable	226,127	211,049
Net cash used in operating activities	(150,158)	(87,992)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	145,444	63,520
Net cash provided by financing activities	145,444	63,520

Net decrease in cash and cash equivalents	(4,714)	(24,472)
Cash and cash equivalents - beginning of period	10,009	34,481
Cash and cash equivalents - end of period	$5,295	$10,009

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$91,111	$70,520
Shares of common stock issued for exercise of warrants	$64,683	$116,486

 The accompanying notes are an integral part of these audited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates and judgments. The Company bases its estimates and judgments on historical experience and other factors that it believes to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,295 and $10,009 in cash and cash equivalents as at December 31, 2023 and December 31, 2022, respectively.

Revenue Recognition

The Company’s revenue derives from the development, promotion and distribution of live events and televised entertainment programming and also through sponsorship and site subscription.

The Company recognizes revenue from the sale of products and services in accordance with  Accounting Standards Codification (“ASC”) 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Live Events (booking fees)

1.       Identify the contract

The Company has entered into agreement with event organizers

2.       Identify performance obligations

The type and nature of the shows are stated in the agreement

3.       Determine transaction price

The pricing of the shows (transaction price as a whole) is stated in the agreement

4.       Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5.       Recognize revenue

Revenue is recognized when the Company has satisfied all of the obligations upon completion of the shows. The Company is paid by checks following the events.

Live Events (on-line PPV)

1.       Identify the contract

The Company stated in the Company website the pricing of the on-line PPV live events

2.       Identify performance obligations

The type and details of the on-line PPV live events are stated in the Company website

3.       Determine transaction price

The pricing of the on-line PPV events (transaction price as a whole) are stated in the Company website

4.       Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5.       Recognize revenue

Revenue is recognized when the Company has satisfied all of the obligations upon completion of the on-line PPV shows. The Company provided the customers with options to pay via PayPal or credit cards. The former goes into the Company’s PayPal account and the latter is handled by the Company’s CC processor (Stripe) and deposited into their account at the end of the month along with all other credit card purchase at the Company websiite.

Sponsorship

1.       Identify the contract

The Company has entered into agreement with the sponsors

2.       Identify performance obligations

The type and details of the sponsorship are stated in the contract

3.       Determine transaction price

The pricing of the sponsorship (transaction price as a whole) is stated in the contract

4.       Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5.       Recognize revenue

Revenue is recognized when the Company has satisfied all of the obligations when they have performed the sponsorship services. Funds are paid via check or wire.

Site Subscriptions

1.       Identify the contract

The Company stated in their website the site subscription fees.

2.       Identify performance obligations

The benefits and features of the subscription are stated in the Company website

3.       Determine transaction price

The pricing of the subscription (transaction price as a whole) is stated in the Company website

4.       Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5.       Recognize revenue

Revenue is recognized when the Company confirms member subscription after payment is made. The customers pay through credit card on recurring monthly basis through Stripe.

The below table shows the revenue by revenue stream for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
Revenue stream	2023	2022

Live events and site subscriptions	$51,529	$60,065
Sponsorship	17,000	6,000
Advertising	49,193	47,737
Total	$117,722	$113,802

Earnings (Loss) per Share

The Company computes basic and diluted net income per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the income (loss) of the Company.

For the years ended December 31, 2023 and 2022, convertible notes and warrants were dilutive instruments and were included in the calculation of diluted earnings per share.

	December 31,	December 31,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	4,581,836,570	4,284,948,570
Warrants	2,260,539,076	3,265,591,238
	6,842,375,646	7,550,539,808

Related Party Balances and Transactions

The Company follows Financial Accounting Standards Board ("FASB") ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 9)

Convertible Instruments and Derivatives

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

Fair Value Measurement

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

The derivative liability in connection with the conversion feature of the convertible debts and warrants, classified as a level 3 liability, are the only financial liabilities measured at fair value on a recurring basis. (See Note 8)

The following table summarizes fair value measurement by level at December 31, 2023 and December 31, 2022, measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,838,806	$1,838,806

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,634,867	$2,634,867

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For the Company, the new standard was effective on January 1, 2022 and the adoption of this guidance did not have a material impact on our financial statements.

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has generated nominal revenues since inception, has sustained operating losses since its organization and requires funding to generate revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company can give no assurances that it can or will become financially viable and continue as a going concern.

NOTE 4 – STOCKHOLDERS' DEFICIT

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

Common Stock

The Company has authorized 10,000,000,000 shares with a par value $0.001 per share.

During the year ended December 31, 2023, the Company issued 185,214,500 shares of common stock for the exercise of 227,308,705 units of share purchase warrants.

During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants.

NOTE 5 – WARRANTS

The below table summarizes the activity of warrants exercisable for shares of common stock during the years ended December 31, 2023 and December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2021	5,556,666,666	$0.0001
Granted	282,080,000	0.0005
Redeemed	-	-
Exercised	(201,613,143)	0.0001
Forfeited	-	-
Balances as of December 31, 2022	5,637,133,523	$0.0001
Granted	184,883,994	0.0005
Redeemed	-	-
Exercised	(227,308,705)	0.0001
Forfeited	-	-
Balances as of December 31, 2023	5,594,708,812	$0.0002

During the year ended December 31, 2023, the Company issued 185,214,500 shares of common stock for the exercise of 227,308,705 units of share purchase warrants.

During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the years ended December 31, 2023 and 2022:

Year Ended
December 31,
	2023	2022
Exercise price	$0.0001 - $0.0008	$0.0001 - $0.0008
Expected term	2.05 years	2.98 years
Expected average volatility	204% - 356%	180% - 365%
Expected dividend yield	-	-
Risk-free interest rate	3.81% - 4.88%	2.28% - 4.27%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2023:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,594,708,812	2.05	$0.0002	4,521,078,152	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2023 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of December 31, 2023, the aggregate intrinsic value of warrants outstanding was approximately $452,108 based on the closing market price of $0.0002 on December 31, 2023.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of December 31, 2023 and December 31, 2022, the Company valued the fair value on the 5,594,708,812 and 5,637,133,523 units of common stock purchase warrants granted at $1,093,440 and $1,683,773 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Promissory Notes to Auctus Fund	$340,000	$340,000
Total Promissory Notes	$340,000	$340,000

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on March 4, 2022. In conjunction with the promissory note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method resulting in $51,923 of debt discount amortization for the year ended December 31, 2022. As of December 31, 2023 and December 31, 2022, the note is presented at $300,000, net of debt discount of $0. The note is currently in default.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on December 6, 2022. In conjunction with the promissory note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method resulting in $37,260 of debt discount amortization for the year ended December 31, 2022. As of December 31, 2023 and December 31, 2022, the note is presented at $40,000, net of debt discount of $0. The note is currently in default.

During the years ended December 31, 2023 and 2022, interest expense of $52,800 was incurred on the promissory notes. As of December 31, 2023 and December 31, 2022, accrued interest payable on the promissory note was $138,609 and $85,809, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022

Convertible Promissory Notes to Auctus Fund	$703,958	$584,730
Total Convertible Debts	$703,958	$584,730

Promissory Notes Payable to Auctus Fund

Auctus #1

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and default interest rate at 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 is being amortized over the life of the note using the effective interest method.

From year ended December 31, 2017 to year ended December 31, 2021, total principal of $59,265 and accrued interest of $27,723 were converted into 1,868,084,536 shares of common stock.

As of December 31, 2023 and December 31, 2022, the principal due on the note is $1,265.

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

On November 27, 2017, Auctus Fund, LLC entered into an agreement with Power Up Lending Group Ltd. to buy out the total outstanding principal amount and accrued interest of the two convertible promissory notes at $50,774 The note bears interest at 12% of the principal amount and default interest rate at 22%. The convertible promissory note  matures on March 20, 2018. The conversion price shall be equal 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note.

As of December 31, 2023 and December 31, 2022, the principal amount due on the note is $50,745.

This note is currently in default.

Auctus #5

On March 7, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and default interest rate at 24% per annum. The convertible promissory matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 is being amortized over the life of the note using the effective interest method.

During the year ended December 31, 2021, accrued interest of $26,384 were converted into 168,027,000 shares of common stock.

As of December 31, 2023 and December 31, 2022, the principal amount due on the note is $30,000.

This note is currently in default.

Auctus #6

On July 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,000 original issue discount. On July 25, 2018, the convertible promissory note was further amended with principal increased to $48,500. The convertible promissory note bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $48,500 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 72,500,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of December 31, 2023 and December 31, 2022, the principal amount due on the note is $48,500.

This note is currently in default.

Auctus #7

On March 22, 2019, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $62,500 with a $9,000 original issue discount. The convertible promissory note bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $62,500 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 209,000,000 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of December 31, 2023 and December 31, 2022, the principal amount due on the note is $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 500,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share. During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants. As of December 31, 2023, the outstanding units of warrants was 298,398,857.

As of December 31, 2023 and December 31, 2022, the principal amount due on the note is $100,000.

This note is currently in default.

Auctus#9

On August 4, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $31,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The convertible promissory note matures on August 4, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price during the previous five trading date period ending on the latest completed trading Day prior to the date of this Note and (ii) Variable Conversion Price, that is Market Price being the volume weighted average price (VWAP) for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $31,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 206,666,666 shares of common stock, exercisable for five years from issuance at $0.0003 per share.

As of December 31, 2023 and December 31, 2022, the principal amount due on the note is $31,000.

This note is currently in default.

Auctus#10

On November 2, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $225,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The promissory note matures on November 2, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price and (ii) Variable Conversion Price, that is Market Price being the lowest trading price or the common stock during the one trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $225,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share and returnable warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years form issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2023 and December 31, 2022, the principal amount due on the note is $225,000.

This note is currently in default.

Auctus#13

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 16% per annum. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $52,000 is being amortized over the life of the note using the effective interest method. During the years ended December 31, 2023 and 2022, the amortization of note discount was $19,375 and $32,625, respectively. As of December 31, 2023 the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 104,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2023 and December 31, 2022, the principal amount due on the note is $52,000.

This note is currently in default.

Auctus#14

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $18,520 is being amortized over the life of the note using the effective interest method. During the years ended December 31, 2023 and 2022, the amortization of note discount was $15,425 and $3,095, respectively. As of December 31, 2023, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 37,040,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 37,040,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2023 and December 31, 2022, the principal amount due on the note is $18,520.

This note is currently in default.

Auctus#15

On July 18, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $86,444. The convertible promissory note matures on July 18, 2024 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $29,111 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2023, the amortization of note discount was $13,203. As of December 31, 2023, the unamortized note discount was $15,908.

As of December 31, 2023 and December 31, 2022, the note is presented net of a debt discount of $70,536 and $0, respectively.

Auctus#16

On October 10, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,000 for proceeds of $59,000. The convertible promissory note matures on October 10, 2024 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $62,000 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2023, the amortization of note discount was $13,891. As of December 31, 2023, the unamortized note discount was $48,109. In conjunction with the convertible note, the Company issued warrants to purchase 92,441,997 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 92,441,997 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2023 and December 31, 2022, the note is presented net of a debt discount of $13,891 and $0, respectively.

Accrued interest on convertible notes

During the years ended December 31, 2023 and 2022, interest expense of $173,325 and $158,249 was incurred on convertible notes, respectively. As of December 31, 2023 and December 31, 2022, accrued interest payable on convertible notes was $530,405 and $357,080, respectively.

NOTE 8 - DERIVATIVE LIABILITY

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2023 and 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Year Ended
	December 31,	December 31,
	2023	2022
Expected term	0.55 years	0.37 - 0.82 years
Expected average volatility	202% - 393%	223% - 349%
Expected dividend yield	-	-
Risk-free interest rate	4.01% - 5.43%	2.07% - 4.73%

The following table summarizes the derivative liabilities included in the balance sheets at December 31, 2023 and 2022:

Balance - December 31, 2021	$4,892,985
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	19,719
Reduction of derivative liabilities from exercise of warrants	(116,485)
Addition of new derivative liabilities upon issuance of warrants as debt discount	43,801
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	125,714
Gain on change in fair value of the derivative	(2,330,867)
Balance - December 31, 2022	$2,634,867
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	29,111
Reduction of derivative liabilities from exercise of warrants	(64,683)
Addition of new derivative liabilities upon issuance of warrants as debt discount	59,000
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	101,123
Gain on change in fair value of the derivative	(920,612)
Balance - December 31, 2023	$1,838,806

The following table summarizes the loss (gain) on derivative liability included in the statements of operations for the year ended December 31, 2023 and 2022, respectively.

	Year Ended
	December 31,	December 31,
	2023	2022
Day one loss due to derivative liabilities on convertible notes and warrants	$101,123	$125,714
Gain on change in fair value of derivative liabilities on convertible notes and warrants	$(920,612)	$(2,330,867)
Loss (Gain) on change in fair value of derivative liabilities	$(819,489)	$(2,205,153)

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023, the Company accrued $120,000 of salary payable to the Director of the Company and paid $20,540 owing to him for the accrued salaries.

During the year ended December 31, 2022, the Company accrued $120,000 of salary payable to the Director of the Company and paid $42,500 owing to him for the accrued salaries.

As of December 31, 2023 and December 31, 2022, the total amount due to the related party was $642,128 and $542,668, respectively.

The terms and conditions are not necessarily indicative of what third parties would be agree to.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

There are no pending or threatened legal proceedings as of December 31, 2023. The Company has no non-cancellable operating leases.

NOTE 11 - INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2023 and 2022, are as follows:

	December 31, 2023	December 31, 2022
Net operating loss carryforward	$4,856,636	$4,345,599
Statutory tax Rate	21%	21%
Deferred tax asset	1,019,894	912,576
Less: Valuation allowance	(1,019,894)	(912,576)
Net deferred assets	$-	$-

The valuation allowance increased by $107,318 and $110,291 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had approximately $4.9 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2037. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2023 are subject to review by the tax authorities.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2023 to the date these financial statements were issued and has determined that it has the below subsequent event:

On March 4, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants at $19,700.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Shaun Donnelly	56	Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our sole officer and director.

Shaun Donnelly, Chief Executive Officer, Director

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2023, were timely.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2023 and 2022 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total

Shaun Donnelly, Chief Executive Officer,	2023	$120,000	$-	$-	$120,000
Chief Financial Officer and Director (1)	2022	$120,000	$--	$--	$120,000

____________

1.	Mr. Donnelly accrued compensation at the rate of $10,000 per month.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 6, 2024, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

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

Name of Beneficial Owner (1)	Shares of Series A Preferred (3)	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Shaun Donnelly	51	100%	9,350,000	0.236%
Chief Executive Officer, Chief Financial Officer

All officers and directors as a group (1 person)	51	100%	9,350,000	0.236%

Name of beneficial owner (5%)

None

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. Based on 3,954,844,036 share equivalents of common stock as of July 6, 2024.

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

During the year ended December 31, 2023, the Company accrued $120,000 of salary payable to the Director of the Company and paid $20,540 owing to him for the accrued salaries.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 6, 2024, the Company dismissed its independent registered auditor, B.F. Borgers. The decision to dismiss B.F. Borgers was recommended and approved by the Board of Directors of the Company and was made after learning that the auditor is not currently permitted to appear or practice before the Commission. In May 2024, the Company has engaged Astra Audit & Advisory, LLC as new auditor for the years ended December 31, 2023 and 2022.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

BF Borgers.CPA PC

	Year Ended December 31,
Category	2023	2022
Audit Fees (1)	$-	$33,000
Audit Related Fees (2)	$33,000	$21,500
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Astra Audit & Advisory, LLC

	Year Ended December 31,
Category	2023	2022
Audit Fees (1)	$30,000	$40,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

__________________

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Defaults Upon Senior Securities

As of December 31, 2023, total note payable amount of $619,530 in default as follows:

	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
Auctus#11	3/4/2021	3/4/2022	$300,000
Auctus#12	12/6/2021	12/6/2022	$40,000
Auctus#13	5/16/2022	5/16/2023	$52,000
Auctus#14	10/31/2022	10/31/2023	$18,520
			$959,530

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: July 15, 2024	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	July 15, 2024
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

