Form 10-Q
period 2024-03-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2024-07-15
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

3,954,844,036 shares of common stock issued and outstanding as of July 11, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,346	$5,295
Total Current Assets	$2,346	$5,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,141	$10,495
Accounts payable - related party	670,128	642,128
Accrued interest payable	728,957	669,015
Promissory notes, net	340,000	340,000
Convertible notes, net of $41,364 and $64,016 debt discount, respectively	726,610	703,958
Derivative liabilities	3,927,717	1,838,806
Total Current Liabilities	6,411,553	4,204,402

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 3,954,844,036 and 3,896,928,536 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3,954,846	3,896,930
Additional paid-in capital	1,168,356	1,206,572
Accumulated deficit	(11,532,409)	(9,302,609)
Total stockholders’ deficit	(6,409,207)	(4,199,107)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,346	$5,295

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$45,028	$25,195
Cost of services	34,203	24,846
GROSS PROFIT	10,825	349

OPERATING EXPENSES
Management salaries	30,000	30,000
Selling, general and administrative expenses	11,773	18,104
Professional fees	7,647	12,598
Total Operating Expenses	49,420	60,702

OPERATING LOSS	(38,595)	(60,353)

OTHER INCOME (EXPENSE)
Interest expense	(82,594)	(71,583)
(Loss) gain on change in fair value of derivative liabilities	(2,108,611)	59,810
Total Other Income (Expense)	(2,191,205)	(11,773)

Loss before Income Taxes	(2,229,800)	(72,126)

Income Tax Provision	-	-

Net Loss	$(2,229,800)	$(72,126)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	3,914,748,690	3,711,714,036
Diluted Weighted Average Shares of Common Stock Outstanding	14,238,160,521	11,262,253,844

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2023	51	$-	3,896,928,536	$3,896,930	$1,206,572	$(9,302,609)	$(4,199,107)
Shares of common stock issued for exercise of warrants	-	-	57,915,500	57,916	(38,216)	-	19,700
Net loss	-	-	-	-	-	(2,229,800)	(2,229,800)
Balance - March 31, 2024	51	$-	3,954,844,036	$3,954,846	$1,168,356	$(11,532,409)	$(6,409,207)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2022	51	$-	3,711,714,036	$3,711,715	$1,327,104	$(9,611,061)	$(4,572,242)
Net income	-	-	-	-	-	(72,126)	(72,126)
Balance - March 31, 2023	51	$-	3,711,714,036	$3,711,716	$1,327,104	$(9,683,187)	$(4,644,368)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,229,800)	$(72,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	2,108,611	(59,810)
Amortization of debt discount	22,652	17,389
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,646	251
Accounts payable - related party	28,000	25,000
Accrued interest payable	59,942	54,194
Net cash used in operating activities	(2,949)	(35,102)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	-	900
Proceeds from promissory notes	-	25,000
Net cash provided by financing activities	-	25,900

Net decrease in cash and cash equivalents	(2,949)	(9,202)
Cash and cash equivalents - beginning of period	5,295	10,009
Cash and cash equivalents - end of period	$2,346	$807

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares of common stock issued for exercise of warrants	$19,700	$-

 The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K as filed with the SEC on July 15, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,346 and $5,295 in cash and cash equivalents as at March 31, 2024 and December 31, 2023, respectively.

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

3. Determine transaction price

The pricing of the on-line PPV events (transaction price as a whole) are stated in the Company website

4. Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5. Recognize revenue

Revenue is recognized when the Company has satisfied all of the obligations upon completion of the on-line PPV shows. The Company provided the customers with options to pay via PayPal or credit cards. The former goes into the Company’s PayPal account and the latter is handled by the Company’s CC processor (Stripe) and deposited into their account at the end of the month along with all other credit card purchase at the Company website.

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

The below table shows the revenue by revenue stream for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
Revenue Stream	2024	2023

Live events and site subscriptions	$11,635	$12,516
Sponsorship	16,000	-
Advertising	17,393	12,679
Total Revenue	$45,028	$25,195

Earnings (Loss) per Share

The Company computes basic and diluted net income (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the income (loss) of the Company.

For the three months ended March 31, 2024 and 2023, convertible notes and warrants were dilutive instruments and were included in the calculation of diluted earnings per share.

	Mach 31,	Mach 31,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	7,256,745,139	4,284,948,570
Warrants	3,066,666,692	3,265,591,238
	10,323,411,831	7,550,539,808

Related Party Balances and Transactions

The Company follows Financial Accounting Standards Board (“FASB”) ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 9)

Convertible Instruments and Derivatives

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

The Company accounts for debt with conversion options under ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital.

Fair Value Measurement

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, , accounts payable and accrued liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

The following table summarizes fair value measurement by level at March 31, 2024 and December 31, 2023, measured at fair value on a recurring basis:

March 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$3,927,717	$3,927,717

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,838,806	$1,838,806

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

During the three months ended March 31, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants.

NOTE 5 – WARRANTS

The below table summarizes the activity of warrants exercisable for shares of common stock during the three months ended March 31, 2024 and year ended December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2022	5,637,133,523	$0.0001
Granted	184,883,994	0.0005
Redeemed	-	-
Exercised	(227,308,705)	0.0001
Forfeited	-	-
Balances as of December 31, 2023	5,594,708,812	$0.0002
Granted	-	-
Redeemed	-	-
Exercised	(71,078,114)	0.0001
Forfeited	-	-
Balances as of March 31, 2024	5,523,630,698	$0.0002

During the three months ended March 31, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the three months ended March 31, 2024 and 2023:

Three Months Ended
March 31,
	2024	2023
Exercise price	$0.0001 - $0.0008	$0.0001 - $0.0008
Expected term	1.82 years	2.67 years
Expected average volatility	292% - 421%	204% - 341%
Expected dividend yield	-	-
Risk-free interest rate	4.41% - 5.38%	3.81% - 4.64%

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2024:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
5,523,630,698	1.82	$0.0002	4,750,000,038	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at Mach 31, 2024 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of March 31, 2024, the aggregate intrinsic value of warrants outstanding was approximately $920,000 based on the closing market price of $0.0003 on March 31, 2024.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of March 31, 2024 and December 31, 2023, the Company valued the fair value on the 5,523,630,698 and 5,594,708,812 units of common stock purchase warrants granted at $1,638,482 and $1,093,440 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Promissory Notes to Auctus Fund	$340,000	$340,000
Total Promissory Notes	$340,000	$340,000

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on March 4, 2022. In conjunction with the promissory note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method. As of March 31, 2024 and December 31, 2023, the note is presented at $300,000, net of debt discount of $0. The note is currently in default.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on December 6, 2022. In conjunction with the promissory note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method. As of March 31, 2024 and December 31, 2023, the note is presented at $40,000, net of debt discount of $0. The note is currently in default.

During the three months ended March 31, 2024 and 2023, interest expense of $13,164 and $13,726 was incurred on the promissory notes, respectively. As of March 31, 2024 and December 31, 2023, accrued interest payable on the promissory note was $151,773 and $138,609, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Convertible Promissory Notes to Auctus Fund	$726,610	$703,958
Total Convertible Debts	$726,610	$703,958

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

As of March 31, 2024 and December 31, 2023, the principal due on the note is $1,265.

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

On November 27, 2017, Auctus Fund, LLC entered into an agreement with Power Up Lending Group Ltd. to buy out the total outstanding principal amount and accrued interest of the two convertible promissory notes at $50,774 The note bears interest at 12% of the principal amount and default interest rate at 22%. The convertible promissory note  maturs on March 20, 2018. The conversion price shall be equal 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note.

As of March 31, 2024 and December 31, 2023, the principal amount due on the note is $50,745.

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

As of March 31, 2024 and December 31, 2023, the principal amount due on the note is $30,000.

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

As of March 31, 2024 and December 31, 2023, the principal amount due on the note is $48,500.

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

As of March 31, 2024 and December 31, 2023, the principal amount due on the note is $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 500,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share. During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants. As of March 31, 2024, the outstanding units of warrants was 298,398,857.

As of March 31, 2024 and December 31, 2023, the principal amount due on the note is $100,000.

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

As of March 31, 2024 and December 31, 2023, the principal amount due on the note is $31,000.

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

As of March 31, 2024 and December 31, 2023, the principal amount due on the note is $225,000.

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

As of March 31, 2024 and December 31, 2023, the principal amount due on the note is $52,000.

This note is currently in default.

Auctus#14

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $18,520 is being amortized over the life of the note using the effective interest method. During three months ended March 31, 2023, the amortization of note discount was $4,567. As of December 31, 2023, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 37,040,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 37,040,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2024 and December 31, 2023, the principal amount due on the note is $18,520.

This note is currently in default.

Auctus#15

On July 18, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $86,444. The convertible promissory note matures on July 18, 2024 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $29,111 is being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2024, the amortization of note discount was $7,238. As of March 31, 2024 and December 31, 2023, the unamortized note discount was $8,670 and $15,908, respectively.

As of March 31, 2024 and December 31, 2023, the note is presented net of a debt discount of $77,774 and $70,536, respectively.

Auctus#16

On October 10, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,000 for proceeds of $59,000. The convertible promissory note matures on October 10, 2024 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $62,000 is being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2024, the amortization of note discount was $15,415. As of March 31, 2024 and December 31, 2023, the unamortized note discount was $32,694 and $48,109, respectively. In conjunction with the convertible note, the Company issued warrants to purchase 92,441,997 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 92,441,997 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2024 and December 31, 2023, the note is presented net of a debt discount of $29,306 and $13,891, respectively.

Accrued interest on convertible notes

During the three months ended March 31, 2024 and 2023, interest expense of $46,778 and $40,468 was incurred on convertible notes, respectively. As of March 31, 2024 and December 31, 2023, accrued interest payable on convertible notes was $577,183 and $530,405, respectively.

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2024 and December 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Three Months Ended
	March 31,	March 31,
	2024	2023
Expected term	0.30 - 0.53 years	0.13 - 0.59 years
Expected average volatility	432% - 517%	230% - 246%
Expected dividend yield	-	-
Risk-free interest rate	5.40% - 5.46%	4.74% - 4.94%

The following table summarizes the derivative liabilities included in the balance sheets at March 31, 2024 and December 31, 2023:

Balance - December 31, 2022	$2,634,867
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	29,111
Reduction of derivative liabilities from exercise of warrants	(64,683)
Addition of new derivative liabilities upon issuance of warrants as debt discount	59,000
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	101,123
Gain on change in fair value of the derivative	(920,612)
Balance - December 31, 2023	$1,838,806
Reduction of derivative liabilities from exercise of warrants	(19,700)
Loss on change in fair value of the derivative	2,108,611
Balance - March 31, 2024	$3,927,717

The following table summarizes the loss (gain) on derivative liability included in the statements of operations for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended
	March 31,	March 31,
	2024	2023
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	$2,108,611	$(59,810)
Loss (Gain) on change in fair value of derivative liabilities	$2,108,611	$(59,810)

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024, the Company accrued $30,000 of salary payable to the Director of the Company and paid $2,000 owing to him for the accrued salaries.

During the three months ended March 31, 2023, the Company accrued $30,000 of salary payable to the Director of the Company and paid $5,000 owing to him for the accrued salaries. During the three months ended March 31, 2023, the Director of the Company advanced $900 to the Company. The loan to the Director is non-interest bearing and due on demand.

As of March 31, 2024 and December 31, 2023, the total amount due to the related party was $670,128 and $642,128, respectively.

The terms and conditions are not necessarily indicative of what third parties would agree to.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

There are no pending or threatened legal proceedings as of March 31, 2024. The Company has no non-cancellable operating leases.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the March 31, 2024 to the date these financial statements were issued and has determined that it has the below subsequent event:

On May 27, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $101,000 for proceeds of $101,000. The convertible promissory note matures on May 27, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. In conjunction with the convertible note, the Company issued warrants to purchase 505,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0002 per share and warrants to purchase 505,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

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

Results of Operations

Three months ended March 31, 2024 as compared to the three months ended March 31, 2023

Our operating results for the three months ended March 31, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March 31,		Changes
Statement of Operations Data:	2024	2023	Amount	%

Revenue	$45,028	$25,195	$19,833	79%
Cost of services	(34,203)	(24,846)	9,357	38%
Gross profit	10,825	349	10,476	3,002%
Total operating expenses	(49,420)	(60,702)	(11,282)	(19%)
Other income (expense)	(2,191,205)	(11,773)	2,179,432	18,512%
Net income (loss)	$(2,229,800)	$(72,126)	$(2,157,674)	2,992%

Revenues

We generated revenues of $45,028 and $25,195 for the three months ended March 31, 2024 and 2023, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The increase in revenues was attributed to an increase in sponsorship and advertising revenue during the quarter.

Cost of Services

We incurred cost of services of $34,203 and $24,846 for the three months ended March 31, 2024 and 2023, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to an increase in subcontractor cost.

Gross Profit

We recognized gross profit of $10,825 and $349 for the months ended March 31, 2024 and 2023, respectively. The increase in gross profit was attributed to an increase in revenue.

Operating Expenses

We incurred operating expenses of $49,420 and $60,702 for the three months ended March 31, 2024 and 2023, respectively. The decrease in operating expenses was primarily due to the decrease in selling, general and administrative expenses and professional fees due to the decrease in accrued audit fees, advertising and promotion expense.

Other Income (Expenses)

We incurred other expense of $2,191,205 and $11,773 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company incurred loss on changes in fair value of derivatives from the convertible notes and warrants of $2,108,611 and recorded gain on changes in fair value of derivatives from the convertible notes and warrants of $59,810, respectively.

Net Income (Loss)

We incurred net loss of $2,229,800 and $72,126 during the three months ended March 31, 2024 and 2023, respectively. The increase in net loss was mainly due to the increase in other expense.

Liquidity and Capital Resources

	March 31,	December 31,	Changes
Working Capital Data:	2024	2023	Amount	%

Current Assets	$2,346	$5,295	$(2,949)	(56%)
Current Liabilities	$6,411,553	$4,204,402	$2,207,151	52%
Working Capital Deficiency	$(6,409,207)	$(4,199,107)	$2,210,100	53%

At March 31, 2024, we had a working capital deficiency of $6,409,207 and an accumulated deficit of $11,532,409. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2024.

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

The following table sets forth certain information about our cash flow during the three months ended March 31, 2024 and 2023:

Cash Flows from Operating Activities

	Three Months Ended
	March 31,		Changes
Cash Flows Data:	2024	2023	Amount	%

Cash Flows used in Operating Activities	$(2,949)	$(35,102)	$32,153	(92%)
Cash Flows provided by Financing Activities	-	25,900	(25,900)	100%
Net decrease in cash during period	$(2,949)	$(9,202)	$6,253	(68%)

We have not generated positive cash flows from operating activities.

During the three months ended March 31, 2024, net cash flows used in operating activities was $2,949 consisting of a net loss of $2,229,800, decreased by loss on change in fair value of derivative liabilities of $2,108,611 and amortization of debt discount of $22,652 and net changes in operating assets and liabilities of $95,588.

During the three months ended March 31, 2023, net cash flows used in operating activities was $35,102 consisting of a net loss of $72,126, increased by gain on change in fair value of derivative liabilities of $59,810 and decreased by amortization of debt discount of $17,389 and net changes in operating assets and liabilities of $79,445.

Cash Flows from Investing Activities

There were no investing activities during the three months ended March 31, 2024 and 2023.

Cash Flows from Financing Activities

There were no financing activities during the three months ended March 31, 2024.

During the three months ended March 31, 2023, net cash provided by financing activities was $25,900 through proceeds from issuance of a promissory notes of $25,000 and advancement form related party of $900, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements.

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

As of March 31, 2024, total note payable amount of $959,530 in default as follows:

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: July 15, 2024	/s/ Shaun Donnelly
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

