Form 10-Q
period 2024-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2024-10-11
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

4,504,844,036 shares of common stock issued and outstanding as of October 8, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,449	$5,295
Total Current Assets	$10,449	$5,295

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,450	$10,495
Accounts payable - related party	697,628	642,128
Accrued interest payable	790,626	669,015
Promissory notes in default	340,000	340,000
Convertible notes in default	619,530	619,530
Convertible notes in default net of $108,919 and $64,016 debt discount, respectively	140,525	84,428
Derivative liabilities	2,440,532	1,838,806
Total Current Liabilities	5,030,291	4,204,402

Commitments and Contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 3,954,844,036 and 3,896,928,536 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3,954,846	3,896,930
Additional paid-in capital	1,168,356	1,206,572
Accumulated deficit	(10,143,044)	(9,302,609)
Total stockholders' deficit	(5,019,842)	(4,199,107)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,449	$5,295

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$34,480	$31,108	$79,508	$56,303
Cost of services	23,340	15,957	57,543	40,803
GROSS PROFIT	11,140	15,151	21,965	15,500

OPERATING EXPENSES
Management salaries	30,000	30,000	60,000	60,000
Selling, general and administrative expenses	12,741	8,822	24,514	26,926
Professional fees	68,605	12,548	76,252	25,146
Total Operating Expenses	111,346	51,370	160,766	112,072

OPERATING LOSS	(100,206)	(36,219)	(138,801)	(96,572)

OTHER INCOME (EXPENSE)
Interest expense	(95,114)	(66,656)	(177,708)	(138,239)
(Loss) gain on change in fair value of derivative liabilities	1,584,685	970,712	(523,926)	1,030,522
Total Other Income (Expense)	1,489,571	904,056	(701,634)	892,283

Income (Loss) before Income Taxes	1,389,365	867,837	(840,435)	795,711

Income Tax Provision	-	-	-	-

Net Income (Loss)	$1,389,365	$867,837	$(840,435)	$795,711

Basic and Diluted Loss per Common Share	$0.00	$0.00	$(0.00)	$0.00
Diluted Loss per Common Share	$0.00	$0.00	$(0.00)	$0.00
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	3,711,714,036	3,711,714,036	3,972,664,190	3,711,714,036
Diluted Weighted Average Shares of Common Stock Outstanding	13,853,459,194	10,370,856,034	14,114,409,348	10,370,856,034

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2023	51	$-	3,896,928,536	$3,896,930	$1,206,572	$(9,302,609)	$(4,199,107)
Shares of common stock issued for exercise of warrants	-	-	57,915,500	57,916	(38,216)	-	19,700
Net loss	-	-	-	-	-	(2,229,800)	(2,229,800)
Balance - March 31, 2024	51	$-	3,954,844,036	$3,954,846	$1,168,356	$(11,532,409)	$(6,409,207)
Net income	-	-	-	-	-	1,389,365	1,389,365
Balance - June 30, 2024	51	$-	3,954,844,036	$3,954,846	$1,168,356	$(10,143,044)	$(5,019,842)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2022	51	$-	3,711,714,036	$3,711,715	$1,327,104	$(9,611,061)	$(4,572,242)
Net loss	-	-	-	-	-	(72,126)	(72,126)
Balance - March 31, 2023	51	$-	3,711,714,036	$3,711,715	$1,327,104	$(9,683,187)	$(4,644,368)
Net income	-	-	-	-	-	867,837	867,837
Balance - June 30, 2023	51	$-	3,711,714,036	$3,711,715	$1,327,104	$(8,815,350)	$(3,776,531)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(840,435)	$795,711
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (Gain) on change in fair value of derivative liabilities	523,926	(1,030,522)
Amortization of debt discount	56,097	28,558
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,045)	14,374
Accounts payable - related party	55,500	50,600
Accrued interest payable	121,611	109,681
Net cash used in operating activities	(92,346)	(31,598)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	97,500	-
Proceeds from promissory notes	-	25,000
Net cash provided by financing activities	97,500	25,000

Net increase (decrease) in cash and cash equivalents	5,154	(6,598)
Cash and cash equivalents - beginning of period	5,295	10,009
Cash and cash equivalents - end of period	$10,449	$3,411

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares of common stock issued for exercise of warrants	$19,700	$-

 The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $10,449 and $5,295 in cash and cash equivalents as at June 30, 2024 and December 31, 2023, respectively.

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

The below table shows the revenue by revenue stream for the three months and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue Stream	2024	2023	2024	2023

Live events and site subscriptions	$5,834	$6,509	$17,469	$19,025
Sponsorship	-	4,000	16,000	4,000
Advertising	28,646	20,599	46,039	33,278
Total Revenue	$34,480	$31,108	$79,508	$56,303

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

The below table shows the dilutive instruments as of June 30, 2024 and June 30, 2023 which were included in the calculation of dilutive earnings per share for the six months and three months ended June 30, 2024 and 2023.

	June 30,	June 30,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	7,916,745,139	4,284,948,570
Warrants	2,225,000,019	2,374,193,429
	10,141,745,158	6,659,141,999

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

The Company accounts for debt with conversion options under ASU (“Accounting Standard Update”) 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital.

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

The following table summarizes fair value measurement by level at June 30, 2024 and December 31, 2023, measured at fair value on a recurring basis:

June 30, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,440,532	$2,440,532

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,838,806	$1,838,806

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has generated nominal revenues since inception, has sustained operating losses since its organization and requires funding to generate revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants.

NOTE 5 – WARRANTS

The below table summarizes the activity of warrants exercisable for shares of common stock during the six months ended June 30, 2024 and year ended December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2022	5,637,133,523	$0.0001
Granted	184,883,994	0.0005
Redeemed	-	-
Exercised	(227,308,705)	0.0001
Forfeited	-	-
Balances as of December 31, 2023	5,594,708,812	$0.0002
Granted	1,010,000,000	0.0002
Redeemed	-	-
Exercised	(71,078,114)	0.0001
Forfeited	-	-
Balances as of June 30, 2024	6,533,630,698	$0.0002

During the six months ended June 30, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the six months ended June 30, 2024:

Six Months Ended
June 30,
2024
Exercise price	$0.0002
Expected term	5 years
Expected average volatility	350%
Expected dividend yield	-
Risk-free interest rate	4.47%

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2024:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
6,533,630,698	2.08	$0.0002	4,450,000,000	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2024 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of June 30, 2024, the aggregate intrinsic value of warrants outstanding was approximately $445,000 based on the closing market price of $0.0003 on June 30, 2024.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of June 30, 2024 and December 31, 2023, the Company valued the fair value on the 6,533,630,698 and 5,594,708,812 units of common stock purchase warrants granted at $1,296,925 and $1,093,440 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Promissory Notes to Auctus Fund	$340,000	$340,000
Total Promissory Notes	$340,000	$340,000

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on March 4, 2022. In conjunction with the promissory note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method. As of June 30, 2024 and December 31, 2023, the note is presented at $300,000, net of debt discount of $0. The note is currently in default.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on December 6, 2022. In conjunction with the promissory note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method. As of June 30, 2024 and December 31, 2023, the note is presented at $40,000, net of debt discount of $0. The note is currently in default.

During the six months ended June 30, 2024 and 2023, interest expense of $26,328 and $27,638 was incurred on the promissory notes, respectively. As of June 30, 2024 and December 31, 2023, accrued interest payable on the promissory note was $164,937 and $138,609, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Convertible Notes in default	$619,530	$619,530

Convertible Notes	249,444	148,444
Less: Unamortized debt discount	(108,919)	(64,016)
	140,525	84,428

Total	$760,055	$703,958

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

As of June 30, 2024 and December 31, 2023, the principal due on the note is $1,265.

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

As of June 30, 2024 and December 31, 2023, the principal amount due on the note is $50,745.

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

As of June 30, 2024 and December 31, 2023, the principal amount due on the note is $30,000.

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

As of June 30, 2024 and December 31, 2023, the principal amount due on the note is $48,500.

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

As of June 30, 2024 and December 31, 2023, the principal amount due on the note is $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 500,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share. During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants. During the six months ended June 30, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants. As of June 30, 2024, the outstanding units of warrants was 38.

As of June 30, 2024 and December 31, 2023, the principal amount due on the note is $100,000

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

As of June 30, 2024 and December 31, 2023, the principal amount due on the note is $31,000.

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

As of June 30, 2024 and December 31, 2023, the principal amount due on the note is $225,000.

This note is currently in default.

Auctus#13

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 16% per annum. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $52,000 is being amortized over the life of the note using the effective interest method. As of June 30, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 104,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2024 and December 31, 2023, the principal amount due on the note is $52,000.

This note is currently in default.

Auctus#14

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $18,520 is being amortized over the life of the note using the effective interest method. As of June 30, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 37,040,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 37,040,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2024 and December 31, 2023, the principal amount due on the note is $18,520.

This note is currently in default.

Auctus#15

On July 18, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $86,444. The convertible promissory note matures on July 18, 2024 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $29,111 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2024, the amortization of note discount was $14,476. As of June 30, 2024 and December 31, 2023, the unamortized note discount was $1,432 and $15,908, respectively.

As of June 30, 2024 and December 31, 2023, the note is presented net of a debt discount of $85,012 and $70,536, respectively.

Auctus#16

On October 10, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,000 for proceeds of $59,000. The convertible promissory note matures on October 10, 2024 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $62,000 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2024, the amortization of note discount was $30,831. As of June 30, 2024 and December 31, 2023, the unamortized note discount was $17,279 and $48,109, respectively. In conjunction with the convertible note, the Company issued warrants to purchase 92,441,997 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 92,441,997 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2024 and December 31, 2023, the note is presented net of a debt discount of $44,721 and $13,891, respectively.

Auctus#17

On May 22, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $101,000 for proceeds of $97,500. The convertible promissory note matures on May 22, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. During the six months ended June 30, 2024, the amortization of note discount was $10,792. As of June 30, 2024, the unamortized note discount was $90,208. In conjunction with the convertible note, the Company issued warrants to purchase 505,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0002 per share and warrants to purchase 505,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2024, the note is presented net of a debt discount of $10,792.

Accrued interest on convertible notes

During the six months ended June 30, 2024 and 2023, interest expense of $95,284 and $82,042 was incurred on convertible notes, respectively. As of June 30, 2024 and December 31, 2023, accrued interest payable on convertible notes was $625,689 and $530,405, respectively.

NOTE 8 - DERIVATIVE LIABILITY

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,”and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2024 and December 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Six Months Ended
	June 30,	June 30,
	2024	2023
Expected term	0.05 - 0.89 years	0.34 years
Expected average volatility	189% - 541%	230% - 393%
Expected dividend yield	-	-
Risk-free interest rate	5.40% - 5.48%	4.74% - 5.43%

The following table summarizes the derivative liabilities included in the balance sheets at June 30, 2024 and December 31, 2023:

Balance - December 31, 2022	$2,634,867
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	29,111
Reduction of derivative liabilities from exercise of warrants	(64,683)
Addition of new derivative liabilities upon issuance of warrants as debt discount	59,000
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	101,123
Gain on change in fair value of the derivative	(920,612)
Balance - December 31, 2023	$1,838,806
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	97,500
Reduction of derivative liabilities from exercise of warrants	(19,700)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	203,010
Loss on change in fair value of the derivative	320,916
Balance - June 30, 2024	$2,440,532

The following table summarizes the loss (gain) on derivative liability included in the statements of operations for the six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Day one loss due to derivative liabilities on convertible notes and warrants	203,010	$-	$203,010	$-
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	(1,787,695)	$(970,712)	$320,916	$(1,030,522)
Loss (Gain) on change in fair value of derivative liabilities	(1,584,685)	$(970,712)	$523,926	$(1,030,522)

NOTE 9 - RELATED PARTY TRANSACTIONS

During the six months and three months ended June 30, 2024, the Company accrued $60,000 and $30,000 of salary payable to the Director of the Company, respectively.

During the six months and three months ended June 30, 2023, the Company accrued $60,000 and $30,000 of salary payable to the Director of the Company, respectively.

During the six months ended June 30, 2024 and 2023, the Company paid $4,500 and $94,000 owing to the Director of the Company for the accrued salaries, respectively.

As of June 30, 2024 and December 31, 2023, the total amount due to the related party was $697,628 and $642,128, respectively.

The terms and conditions are not necessarily indicative of what third parties would agree to.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

There are no pending or threatened legal proceedings as of June 30, 2024. The Company has no non-cancellable operating leases.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the June 30, 2024 to the date these financial statements were issued and has determined that it has the below subsequent events:

On August 4, 2024, the Company issued 100,000,000 shares of common stock for the exercise of 133,333,334 units of share purchase warrants.

On August 5, 2024, the Company issued an aggregate of 450,000,000 shares of common stock to the Director and consultants of the Company for service rendered valued at $90,000.

On August 8, 2024, the Company entered into an agreement with Auctus Fund, LLC to amend the principal amount for a convertible note originally issued on May 22, 2024 from $101,000 to $117,500. The additional $16,500 was wired to the Company by the noteholder on July 9, 2024.

On September 3, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $33,500 for proceeds of $33,500. The convertible promissory note matures on September 3, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. In conjunction with the convertible note, the Company issued warrants to purchase 167,500,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0002 per share and warrants to purchase 167,500,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

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

On July 4, 2024, we did our most recent live event, LFC40: Booty Camp 5. LFC41: Lingerie Fight Club was held August 15, 2024.

On August 12, 2024, LFC’s first feature film, Gladiatrix, began shooting. It is a female gladiator movie set in the 3rd Century AD.

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

Results of Operations

Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

Our operating results for the three months ended June 30, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,		Changes
Statement of Operations Data:	2024	2023	Amount	%

Revenue	$34,480	$31,108	$3,372	11%
Cost of Services	(23,340)	(15,957)	(7,383)	46%
Gross profit	11,140	15,151	(4,011)	(26%)
Total operating expenses	(111,346)	(51,370)	(59,976)	117%
Other income	1,489,571	904,056	585,515	65%
Net Income	$1,389,365	$867,837	$521,528	60%

Revenues

We generated revenues of $34,480 and $31,108 for the three months ended June 30, 2024 and 2023, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The increase in revenues was attributed to an increase in advertising revenue during the quarter.

Cost of Services

We incurred cost of services of $23,340 and $15,957 for the three months ended June 30, 2024 and 2023, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to an increase in subcontractor cost.

Gross Profit

We recognized gross profit of $11,140 and $15,151 for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross profit was attributed to an increase in cost of sales related to subcontractor fees and supplies and material.

Operating Expenses

We incurred operating expenses of $111,346 and $51,370 for the three months ended June 30, 2024 and 2023, respectively. The increase in operating expenses was primarily due to the increase in in audit fees, design and printing fees and advertising fees

Other Income (Expenses)

We incurred other income of $1,489,571 and $904,056 for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company incurred gain on changes in fair value of derivatives from the convertible notes and warrants of $1,584,685 and $970,712, respectively.

Net Income (Loss)

We incurred net income of $1,389,365 and $867,837 during the three months ended June 30, 2024 and 2023, respectively. The increase in net income was mainly due to the increase in other income.

Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

Our operating results for the six months ended June 30, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	June 30,		Changes
Statement of Operations Data:	2024	2023	Amount	%

Revenue	$79,508	$56,303	$23,205	41%
Cost of services	(57,543)	(40,803)	(16,740)	41%
Gross profit	21,965	15,500	6,465	42%
Total operating expenses	(160,766)	(112,072)	(48,694)	43%
Other income (expense)	(701,634)	892,283	(1,593,917)	(179%)
Net income (loss)	$(840,435)	$795,711	$(1,636,146)	(206%)

Revenues

We generated revenues of $79,508 and $56,303 for the six months ended June 30, 2024 and 2023, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The increase in revenues was attributed to an increase in sponsorship and advertising revenue.

Cost of Services

We incurred cost of services of $57,543 and $40,803 for the six months ended June 30, 2024 and 2023, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to an increase in subcontractor cost.

Gross Profit

We recognized gross profit of $21,965 and $15,500 for the six months ended June 30, 2024 and 2023, respectively. The increase in gross profit was attributed to an increase in revenue.

Operating Expenses

We incurred operating expenses of $160,766 and $112,072 for the six months ended June 30, 2024 and 2023, respectively. The increase in operating expenses was primarily due to the increase professional fees due to the increase in audit fees.

Other Income (Expenses)

We incurred other expense of $701,634 and other income of $892,283 for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred loss on changes in fair value of derivatives from the convertible notes and warrants of $523,926 and recorded gain on changes in fair value of derivatives from the convertible notes and warrants of $1,030,522, respectively.

Net Income (Loss)

We incurred net loss of $840,435 and net income of $795,711 during the six months ended June 30, 2024 and 2023, respectively. The increase in net loss was mainly due to the increase in other expense and operating expenses.

Liquidity and Capital Resources

	June 30,	December 31,	Changes
Working Capital Data:	2024	2023	Amount	%

Current Assets	$10,449	$5,295	$5,154	97%
Current Liabilities	$5,030,291	$4,204,402	$825,889	20%
Working Capital Deficiency	$(5,019,842)	$(4,199,107)	$(820,735)	20%

At June 30, 2024, we had a working capital deficiency of $5,019,842 and an accumulated deficit of $10,143,044. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2024.

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

The following table sets forth certain information about our cash flow during the six months ended June 30, 2024 and 2023:

Cash Flows from Operating Activities

	Six Months Ended
	June 30,		Changes
Cash Flows Data:	2024	2023	Amount	%

Cash Flows used in Operating Activities	$(92,346)	$(31,598)	$(60,748)	192%
Cash Flows provided by Financing Activities	97,500	25,000	72,500	290%
Net increase (decrease) in cash during period	$5,154	$(6,598)	$11,752	(178%)

We have not generated positive cash flows from operating activities.

During the six months ended June 30, 2024, net cash flows used in operating activities was $92,346 consisting of a net loss of $840,435, decreased by loss on change in fair value of derivative liabilities of $523,926 and amortization of debt discount of $56,097 and net changes in operating assets and liabilities of $168,066.

During the six months ended June 30, 2023, net cash flows used in operating activities was $31,598 consisting of a net income of $795,711, decreased by gain on change in fair value of derivative liabilities of $$1,030,522 and increased by amortization of debt discount of $28,558 and net changes in operating assets and liabilities of $174,655.

Cash Flows from Investing Activities

There were no investing activities during the six months ended June 30, 2024 and 2023.

Cash Flows from Financing Activities

During the six months ended June 30, 2024 and 2023, net cash provided by financing activities was $97,500 through proceeds from issuance of a convertible note of $97,500 and $25,000 through proceeds from issuance of a promissory note, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of June 30, 2024, the Company had the following convertible notes and promissory notes of $959,530 in default:

	Issuance date	Expire date	Amount at default
Auctus#1 convertible note	5/20/2016	2/20/2017	$1,265
Auctus#3 convertible note	11/27/2017	3/20/2018	$50,745
Auctus#5 convertible note	3/7/2018	12/7/2018	$30,000
Auctus#6 convertible note	7/9/2018	4/9/2019	$48,500
Auctus#7 convertible note	3/22/2019	12/22/2019	$62,500
Auctus#8 convertible note	10/23/2019	7/23/2020	$100,000
Auctus#9 convertible note	8/11/2020	8/11/2021	$31,000
Auctus#10 convertible note	11/9/2020	11/9/2021	$225,000
Auctus#11 convertible note	3/4/2021	3/4/2022	$300,000
Auctus#12 promissory note	12/6/2021	12/6/2022	$40,000
Auctus#13 promissory note	5/16/2022	5/16/2023	$52,000
Auctus#14 promissory note	10/31/2022	10/31/2023	$18,520
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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: October 11, 2024	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	October 11, 2024
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

