Form 10-Q
period 2024-09-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2025-01-08
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-55498

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8009362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6955 North Durango Drive, Suite1115-129, Las Vegas, NV	89149
(Address of principal executive offices)	(Zip Code)

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

4,504,844,036 shares of common stock issued and outstanding as of January 7, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,835	$5,295
Total Current Assets	$12,835	$5,295

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,932	$10,495
Accounts payable - related party	721,128	642,128
Accrued interest payable	856,135	669,015
Promissory notes in default	340,000	340,000
Convertible notes in default	705,974	619,530
Convertible notes, net of $98,108 and $64,016 debt discount, respectively	114,892	84,428
Derivative liabilities	2,946,476	1,838,806
Total Current Liabilities	5,686,537	4,204,402

Commitments and Contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 4,504,844,036 and 3,896,928,536 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4,504,846	3,896,930
Additional paid-in capital	734,640	1,206,572
Accumulated deficit	(10,913,188)	(9,302,609)
Total stockholders' deficit	(5,673,702)	(4,199,107)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,835	$5,295

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$23,533	$32,455	$103,041	$88,758
Cost of services	12,509	10,449	70,052	51,252
GROSS PROFIT	11,024	22,006	32,989	37,506

OPERATING EXPENSES
Management salaries	30,000	30,000	90,000	90,000
Selling, general and administrative expenses	15,664	14,549	40,178	41,475
Professional fees (including stock-based compensation of $70,000 and $0, respectively)	103,456	47,676	179,708	72,822
Professional fees - related party (including stock-based compensation of $20,000 and $0, respectively)	20,000	-	20,000	-
Total Operating Expenses	169,120	92,225	329,886	204,297

OPERATING LOSS	(158,096)	(70,219)	(296,897)	(166,791)

OTHER INCOME (EXPENSE)
Interest expense	(109,820)	(65,902)	(287,528)	(204,141)
(Loss) gain on change in fair value of derivative liabilities	(502,228)	(423,719)	(1,026,154)	606,803
Total Other Income (Expense)	(612,048)	(489,621)	(1,313,682)	402,662

Income (Loss) before Income Taxes	(770,144)	(559,840)	(1,610,579)	235,871

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(770,144)	$(559,840)	$(1,610,579)	$235,871

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$0.00
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	4,371,604,302	3,711,714,036	4,056,308,720	3,711,714,036
Diluted Weighted Average Shares of Common Stock Outstanding	14,763,349,460	10,200,924,610	14,448,053,878	10,200,924,610

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

Nine Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2023	51	$-	3,896,928,536	$3,896,930	$1,206,572	$(9,302,609)	$(4,199,107)
Shares of common stock issued for exercise of warrants	-	-	57,915,500	57,916	(38,216)	-	19,700
Net loss	-	-	-	-	-	(2,229,800)	(2,229,800)
Balance - March 31, 2024	51	$-	3,954,844,036	$3,954,846	$1,168,356	$(11,532,409)	$(6,409,207)
Net income	-	-	-	-	-	1,389,365	1,389,365
Balance - June 30, 2024	51	$-	3,954,844,036	$3,954,846	$1,168,356	$(10,143,044)	$(5,019,842)
Shares of common stock issued for exercise of warrants	-	-	100,000,000	100,000	(73,716)	-	26,284
Share of common stocked issued for stock based compensation	-	-	350,000,000	350,000	(280,000)	-	70,000
Share of common stocked issued for stock based compensation - related parties	-	-	100,000,000	100,000	(80,000)	-	20,000
Net loss	-	-	-	-	-	(770,144)	(770,144)
Balance - September 30, 2024	51	$-	4,504,844,036	$4,504,846	$734,640	$(10,913,188)	$(5,673,702)

Nine Months Ended September 30, 2023

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2022	51	$-	3,711,714,036	$3,711,715	$1,327,104	$(9,611,061)	$(4,572,242)
Net loss	-	-	-	-	-	(72,126)	(72,126)
Balance - March 31, 2023	51	$-	3,711,714,036	$3,711,715	$1,327,104	$(9,683,187)	$(4,644,368)
Net income	-	-	-	-	-	867,837	867,837
Balance - June 30, 2023	51	$-	3,711,714,036	$3,711,715	$1,327,104	$(8,815,350)	$(3,776,531)
Net loss	-	-	-	-	-	(559,840)	(559,840)
Balance - September 30, 2023	51	$-	3,711,714,036	$3,711,715	$1,327,104	$(9,375,190)	$(4,336,371)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,610,579)	$235,871
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock - based compensation	70,000	-
Stock - based compensation - related party	20,000	-
Loss (Gain) on change in fair value of derivative liabilities	1,026,154	(606,803)
Amortization of debt discount	100,408	39,112
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(8,563)	(1,525)
Accounts payable - related party	79,000	74,460
Accrued interest payable	187,120	165,585
Net cash used in operating activities	(136,460)	(93,300)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	144,000	86,444
Net cash provided by financing activities	144,000	86,444

Net increase (decrease) in cash and cash equivalents	7,540	(6,856)
Cash and cash equivalents - beginning of period	5,295	10,009
Cash and cash equivalents - end of period	$12,835	$3,153

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount recognized from issuance of convertible notes	$134,500	$29,111
Shares of common stock issued for exercise of warrants	$45,984	$-

 The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $12,835 and $5,295 in cash and cash equivalents as at September 30, 2024 and December 31, 2023, respectively.

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

The below table shows the revenue by revenue stream for the three months and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue Stream	2024	2023	2024	2023

Live events and site subscriptions	$6,908	$16,540	$24,377	$35,565
Sponsorship	-	-	16,000	4,000
Advertising	16,625	15,915	62,664	49,193
Total Revenue	$23,533	$32,455	$103,041	$88,758

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

The below table shows the dilutive instruments as of September 30, 2024 and 2023 which were included in the calculation of dilutive earnings per share for the nine months and three months ended September 30, 2024 and 2023.

	September 30,	September 30,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	8,166,745,139	3,223,619,336
Warrants	2,225,000,019	3,265,591,238
	10,391,745,158	6,489,210,574

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

The derivative liability in connection with the conversion feature of the convertible debts and warrants, classified as a level 3 liability, are the only financial liabilities measured at fair value on a recurring basis. (See Note 8)

The following table summarizes fair value measurement by level at September 30, 2024 and December 31, 2023, measured at fair value on a recurring basis:

September 30, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,946,476	$2,946,476

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,838,806	$1,838,806

Stock Based Compensation

The Company applies the fair value method of FASB ASC 718, Share Based Payment, in accounting for its stock-based compensation. The standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date.During the nine months ended September 30, 2024, the Company recorded $90,000 stock-based compensation expense, comprised of common stock awarded to director of $20,000 and consultants of $70,000 which were reported under professional fees – related parties and professional fees in the statements of operation.

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

During the nine months ended September 30, 2024, the Company issued 157,915,500 shares of common stock for the exercise of 204,411,448 units of share purchase warrants.

On August 5, 2024, the Company issued 100,000,000 shares of common stock to the Director of the Company for service rendered valued at $20,000.

On August 5, 2024, the Company issued an aggregate of 350,000,000 shares of common stock to the consultants of the Company for service rendered valued at $70,000.

As of September 30, 2024 and December 31, 2024, the issued and outstanding common stock was 4,504,844,036 shares and 3,896,928,536 shares, respectively.

NOTE 5 – WARRANTS

The below table summarizes the activity of warrants exercisable for shares of common stock during the nine months ended September 30, 2024 and year ended December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2022	5,637,133,523	$0.0001
Granted	184,883,994	0.0005
Redeemed	-	-
Exercised	(227,308,705)	0.0001
Forfeited	-	-
Balances as of December 31, 2023	5,594,708,812	$0.0002
Granted	1,345,000,000	0.0002
Redeemed	-	-
Exercised	(204,411,448)	0.0002
Forfeited	-	-
Balances as of September 30, 2024	6,735,297,364	$0.0002

During the nine months ended September 30, 2024, the Company issued 157,915,500 shares of common stock for the exercise of 204,411,448 units of share purchase warrants.

During the nine months ended September 30, 2024, the Company granted warrants to purchase 1,345,000,000 shares of common stock issued in conjunction with convertible notes issued during the same period.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the nine months ended September 30, 2024:

Nine Months Ended
September 30,
2024
Exercise price	$0.0002
Expected term	5 years
Expected average volatility	340% - 350%
Expected dividend yield	-
Risk-free interest rate	3.43% - 4.47%

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2024:

Warrants Outstanding			Warrants Exercisable
Number	Weighted Average Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
6,735,297,364	2.01	$0.0002	4,450,000,000	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2024 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of September 30, 2024, the aggregate intrinsic value of warrants outstanding was approximately $445,000 based on the closing market price of $0.0002 on September 30, 2024.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of September 30, 2024 and December 31, 2023, the Company valued the fair value on the 6,735,297,364 and 5,594,708,812 units of common stock purchase warrants granted at $1,344,114 and $1,093,440 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Promissory Notes to Auctus Fund	$340,000	$340,000
Total Promissory Notes	$340,000	$340,000

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on March 4, 2022. In conjunction with the promissory note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method. As of September 30, 2024 and December 31, 2023, the note is presented at $300,000, net of debt discount of $0. The note is currently in default.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on December 6, 2022. In conjunction with the promissory note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method. As of September 30, 2024 and December 31, 2023, the note is presented at $40,000, net of debt discount of $0. The note is currently in default.

During the nine months ended September 30, 2024 and 2023, interest expense of $39,636 and $39,492 was incurred on the promissory notes, respectively. As of September 30, 2024 and December 31, 2023, accrued interest payable on the promissory note was $178,245 and $138,609, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Convertible Notes in default	$705,974	$619,530

Convertible Notes	213,000	148,444
Less: Unamortized debt discount	(98,108)	(64,016)
	114,892	84,428

Total	$820,866	$703,958

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

As of September 30, 2024 and December 31, 2023, the principal due on the note is $1,265.

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

As of September 30, 2024 and December 31, 2023, the principal amount due on the note is $50,745.

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

As of September 30, 2024 and December 31, 2023, the principal amount due on the note is $30,000.

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

As of September 30, 2024 and December 31, 2023, the principal amount due on the note is $48,500.

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

As of September 30, 2024 and December 31, 2023, the principal amount due on the note is $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 500,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share. During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants. During the nine months ended September 30, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants. As of September 30, 2024, the outstanding units of warrants was 38.

As of September 30, 2024 and December 31, 2023, the principal amount due on the note is $100,000.

This note is currently in default.

Auctus#9

On August 4, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $31,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The convertible promissory note matures on August 4, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price during the previous five trading date period ending on the latest completed trading Day prior to the date of this Note and (ii) Variable Conversion Price, that is Market Price being the volume weighted average price (VWAP) for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $31,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 206,666,666 shares of common stock, exercisable for five years from issuance at $0.0003 per share. During the nine months ended September 30, 2024, the Company issued 10,000,000 shares of common stock for the exercise of 133,333,334 units of share purchase warrants. As of September 30, 2024, the outstanding units of warrants was 73,333,332.

As of September 30, 2024 and December 31, 2023, the principal amount due on the note is $31,000.

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

As of September 30, 2024 and December 31, 2023, the principal amount due on the note is $225,000.

This note is currently in default.

Auctus#13

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 16% per annum. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $52,000 is being amortized over the life of the note using the effective interest method. As of September 30, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 104,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2024 and December 31, 2023, the principal amount due on the note is $52,000.

This note is currently in default.

Auctus#14

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $18,520 is being amortized over the life of the note using the effective interest method. As of September 30, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 37,040,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 37,040,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2024 and December 31, 2023, the principal amount due on the note is $18,520.

This note is currently in default.

Auctus#15

On July 18, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $86,444. The convertible promissory note matures on July 18, 2024 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $29,111 is being amortized over the life of the note using the effective interest method. During the nine months ended September 30, 2024, the amortization of note discount was $15,908. As of September 30, 2024, the unamortized note discount was fully amortized.

As of September 30, 2024 and December 31, 2023, the principal amount due on the note is $86,444 and $70,536, respectively.

Auctus#16

On October 10, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,000 for proceeds of $59,000. The convertible promissory note matures on October 10, 2024 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $62,000 is being amortized over the life of the note using the effective interest method. During the nine months ended September 30, 2024, the amortization of note discount was $46,415. As of September 30, 2024 and December 31, 2023, the unamortized note discount was $1,694 and $48,109, respectively. In conjunction with the convertible note, the Company issued warrants to purchase 92,441,997 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 92,441,997 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2024 and December 31, 2023, the note is presented net of a debt discount of $60,306 and $13,891, respectively.

Auctus#17

On May 22, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $101,000 for proceeds of $97,500. The convertible promissory note matures on May 22, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. On August 8, 2024, the Company entered into an agreement with Auctus Fund, LLC to amend the principal amount for a convertible note from $101,000 to $117,500. The additional $16,500 was wired to the Company by the noteholder on July 9, 2024. During the nine months ended September 30, 2024, the amortization of note discount was $36,249. As of September 30, 2024, the unamortized note discount was $64,751. In conjunction with the convertible note, the Company issued warrants to purchase 505,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0002 per share and warrants to purchase 505,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2024, the note is presented net of a debt discount of $52,749.

Auctus#18

On September 3, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $33,500 for proceeds of $33,500. The convertible promissory note matures on September 3, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. During the nine months ended September 30, 2024, the amortization of note discount was $1,836. As of September 30, 2024, the unamortized note discount was $31,664. In conjunction with the convertible note, the Company issued warrants to purchase 167,500,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0002 per share and warrants to purchase 167,500,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2024, the note is presented net of a debt discount of $1,836.

Accrued interest on convertible notes

During the nine months ended September 30, 2024 and 2023, interest expense of $147,483 and $126,093 was incurred on convertible notes, respectively. As of September 30, 2024 and December 31, 2023, accrued interest payable on convertible notes was $677,889 and $530,405, respectively.

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2024 and December 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Nine Months Ended
	September 30,	September 30,
	2024	2023
Expected term	0.03 - 0.95 years	0.34 years
Expected average volatility	189% - 913%	230% - 393%
Expected dividend yield	-	-
Risk-free interest rate	3.98% - 5.48%	4.74% - 5.43%

The following table summarizes the derivative liabilities included in the balance sheets at September 30, 2024 and December 31, 2023:

Balance - December 31, 2022	$2,634,867
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	29,111
Reduction of derivative liabilities from exercise of warrants	(64,683)
Addition of new derivative liabilities upon issuance of warrants as debt discount	59,000
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	101,123
Gain on change in fair value of the derivative	(920,612)
Balance - December 31, 2023	$1,838,806
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	127,500
Reduction of derivative liabilities from exercise of warrants	(45,984)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	323,528
Loss on change in fair value of the derivative	702,626
Balance - September 30, 2024	$2,946,476

The following table summarizes the loss (gain) on derivative liability included in the statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Day one loss due to derivative liabilities on convertible notes and warrants	120,518	$-	$323,528	$-
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	381,710	$423,719	$702,626	$(606,803)
Loss (Gain) on change in fair value of derivative liabilities	502,228	$423,719	$1,026,154	$(606,803)

NOTE 9 - RELATED PARTY TRANSACTIONS

During the nine months and three months ended September 30, 2024, the Company accrued $90,000 and $30,000 of salary payable to the Director of the Company, respectively.

During the nine months and three months ended September 30, 2023, the Company accrued $90,000 and $30,000 of salary payable to the Director of the Company, respectively.

During the nine months ended September 30, 2024 and 2023, the Company paid $11,000 and $5,540 owing to the Director of the Company for the accrued salaries, respectively.

As of September 30, 2024 and December 31, 2023, the total amount due to the related party was $721,128 and $642,128, respectively.

The terms and conditions are not necessarily indicative of what third parties would agree to.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

There are no pending or threatened legal proceedings as of September 30, 2024. The Company has no non-cancellable operating leases.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the September 30, 2024 to the date these financial statements were issued and has determined that it has the below subsequent events:

On December 9, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $20,000 for proceeds of $20,000. The convertible promissory note matures on December 9, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. In conjunction with the convertible note, the Company issued warrants to purchase 200,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0001 per share and warrants to purchase 200,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

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

Recent Business Development

Over the past couple years we have seen a massive increase in the popularity of our YouTube Channel, which now has nearly 800,000 subscribers and has surpassed a quarter billion views. Recent events have been viewed nearly 12 million times on average. There are 50 videos on the channel with one million views or more.

2024 events included LFC38: Angels & Lil Devils, LFC39: Goddess Among Us, LFC40: Booty Camp 5 and LFC41: Lingerie Fight Club. We anticipate doing at least 6 events in 2025.

We have partnered with one of LFC’s biggest sponsors, Healthy Male, to launch our own online pharmacy called KnockoutRx.

In June the LFC FaceBook page was compromised, forcing us to launch a new one in October. It has already reached 320,000 followers.

2025 will see LFC content airing on Toro TV and we are currently in discussions with a new streaming platform interested in launching an LFC channel.

Results of Operations

Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

Our operating results for the three months ended September 30, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30,		Changes
Statement of Operations Data:	2024	2023	Amount	%

Revenue	$23,533	$32,455	$(8,922)	(27%)
Cost of Services	(12,509)	(10,449)	(2,060)	20%
Gross profit	11,024	22,006	(10,982)	(50%)
Total operating expenses	(169,120)	(92,225)	(76,895)	83%
Other expense	(612,048)	(489,621)	(122,427)	25%
Net loss	$(770,144)	$(559,840)	$(210,304)	38%

Revenues

We generated revenues of $23,533 and $32,455 for the three months ended September 30, 2024 and 2023, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The decrease in revenues was attributed to a decrease in live events during the quarter.

Cost of Services

We incurred cost of services of $12,509 and $10,449 for the three months ended September 30, 2024 and 2023, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The increase in cost of services was due to an increase in monthly commission to the webmaster.

Gross Profit

We recognized gross profit of $11,024 and $22,006 for the three months ended September 30, 2024 and 2023, respectively. The decrease in gross profit was attributed to a decrease in revenue and an increase in cost of services.

Operating Expenses

We incurred operating expenses of $169,120 and $92,225 for the three months ended September 30, 2024 and 2023, respectively. The increase in operating expenses was primarily due to the increase in in stock-based compensation, accounting fees and advertising and promotional cost. During the three months ended September 30, 2024, the Company issued an aggregate of 450,000,000 shares of common stock to the Director and consultants of the Company for service rendered valued at $90,000.

Other Income (Expenses)

We incurred other expenses of $612,048 and $489,621 for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, the Company incurred loss on changes in fair value of derivatives from the convertible notes and warrants of $502,228 and $423,719, respectively.

Net Income (Loss)

We incurred net loss of $770,144 and $559,840 during the three months ended September 30, 2024 and 2023, respectively. The increase in net loss was due to a decrease in gross profit, an increase in operating expenses and an increase in other expenses.

Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

Our operating results for the nine months ended September 30, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	September 30,		Changes
Statement of Operations Data:	2024	2023	Amount	%

Revenue	$103,041	$88,758	$14,283	16%
Cost of services	(70,052)	(51,252)	(18,800)	37%
Gross profit	32,989	37,506	(4,517)	(12%)
Total operating expenses	(329,886)	(204,297)	(125,589)	61%
Other income (expense)	(1,313,682)	402,662	(1,716,344)	(426%)
Net income (loss)	$(1,610,579)	$235,871	$(1,846,450)	(783%)

Revenues

We generated revenues of $103,041 and $88,758 for the nine months ended September 30, 2024 and 2023, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The increase in revenues was attributed to an increase in sponsorship and advertising revenue.

Cost of Services

We incurred cost of services of $70,052 and $51,252 for the nine months ended September 30, 2024 and 2023, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to an increase in subcontractor cost.

Gross Profit

We recognized gross profit of $32,989 and $37,506 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in gross profit was attributed to an increase in cost of services.

Operating Expenses

We incurred operating expenses of $329,886 and $204,297 for the nine months ended September 30, 2024 and 2023, respectively. The increase in operating expenses was primarily due to the increase in in stock-based compensation, audit fees, listing fees and advertising and promotional cost. During the nine months ended September 30, 2024, the Company issued an aggregate of 450,000,000 shares of common stock to the Director and consultants of the Company for service rendered valued at $90,000.

Other Income (Expenses)

We incurred other expense of $1,313,682 and recognized other income of $402,662 for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company incurred loss on changes in fair value of derivatives from the convertible notes and warrants of $1,026,154 and recognized gain on changes in fair value of derivatives from the convertible notes and warrants of $606,803, respectively.

Net Income (Loss)

We incurred net loss of $1,610,579 and recognized net income of $235,871 during the nine months ended September 30, 2024 and 2023, respectively. The increase in net loss was mainly due to a decrease in gross profit, an increase in operating expenses and an increase in other expense and operating expenses.

Liquidity and Capital Resources

	September 30,	December 31,	Changes
Working Capital Data:	2024	2023	Amount	%

Current Assets	$12,835	$5,295	$7,540	142%
Current Liabilities	$5,686,537	$4,204,402	$1,482,135	35%
Working Capital Deficiency	$(5,673,702)	$(4,199,107)	$(1,474,595)	35%

At September 30, 2024, we had a working capital deficiency of $5,673,702 and an accumulated deficit of $10,913,188. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2024.

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

The following table sets forth certain information about our cash flow during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,		Changes
Cash Flows Data:	2024	2023	Amount	%

Cash Flows used in Operating Activities	$(136,460)	$(93,300)	$(43,160)	46%
Cash Flows provided by Financing Activities	144,000	86,444	57,556	67%
Net increase (decrease) in cash during period	$7,540	$(6,856)	$14,396	(210%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the nine months ended September 30, 2024, net cash flows used in operating activities was $136,460 consisting of a net loss of $1,610,579, decreased by stock-based compensation of $90,000, loss on change in fair value of derivative liabilities of $1,026,154 and amortization of debt discount of $100,408 and net changes in operating assets and liabilities of $257,557.

During the nine months ended September 30, 2023, net cash flows used in operating activities was $93,300 consisting of a net income of $235,871, decreased by gain on change in fair value of derivative liabilities of $606,803 and increased by amortization of debt discount of $39,112 and net changes in operating assets and liabilities of $238,520.

Cash Flows from Investing Activities

There were no investing activities during the nine months ended September 30, 2024 and 2023.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was $144,000 and $86,444 through proceeds from issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of September 30, 2024, the Company had the following convertible notes and promissory notes of $1,045,974 in default:

	Issuance date	Expire date	Net Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
Auctus#11	3/4/2021	3/4/2022	$300,000
Auctus#12	12/6/2021	12/6/2022	$40,000
Auctus#13	5/16/2022	5/16/2023	$52,000
Auctus#14	10/31/2022	10/31/2023	$18,520
Auctus#15	7/18/2023	7/18/2024	$86,444
			$1,045,974

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: January 8, 2025	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	January 8, 2025
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

