Form 10-K
period 2024-12-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2025-04-11
CIK 1407704

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2024 was $789,099.

The number of shares of registrant's common stock outstanding as of  April 11, 2025 was 4,604,844,036.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

2024 ANNUAL REPORT ON FORM 10-K

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

Recent Business Development

Over the past couple years we have seen a massive increase in the popularity of our YouTube Channel, which now has more than 800,000 subscribers and more than a quarter billion views. Recent events have been viewed nearly 4 million times on average.

On February 14, 2025, we released our most recent event, LFC42: From Tokyo With Love. We anticipate doing as many as 6 shows the remainder of 2025.

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

To date, we have hosted 25 live events across the U.S. and Europe as well as more than 120 episodes of a reality series which are normally 30 minutes each. Our brand is growing on social media where our content has been viewed by more than a quarter billion people.

Video Programming

We are an independent producer of video programming for digital home video and intend to develop such video programming for broadcast television, cable television, pay-per-view and video-on-demand markets. We produce scripted style fights featuring attractive and athletic females of the LFC league clothed in lingerie. Our featured episodes, called the Lingerie Fighting Championships, include live action content stylized and modelled in the format of a reality television series.

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

Our competitors include among others:

•

Sports Entertainment Providers. We compete on a national basis primarily with World Wrestling Entertainment, Inc., and its subsidiaries (collectively, the “WWE”) and Zuffa, LLC, the American sports promotion company specializing in mixed martial arts and parent company of the Ultimate Fighting Championship league (collectively, the “UFC”). We will have to compete with WWE and the UFC in many aspects of our business, including viewership, application of mixed martial arts, access to arenas, the sale and licensing of branded merchandise and distribution channels for our televised programs. We also directly compete to find, hire and retain talented performers. WWE and UFC have substantially greater financial resources than we do, and already has an established fan base and following, and are affiliated with television cable networks on which WWE’s and UFC’s programs are aired. Other sources of competition in our sports entertainment market are regional promoters of wrestling events.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and financial statements.

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

(b) Holders

As of April 11, 2025, we had approximately 258 shareholders of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, VStock Transfer. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

At December 31, 2024, we did not have any equity compensation plans that were not approved by stockholders.

Transfer Agent

Our transfer agent is VStock Transfer, LLC., 18 Lafayette Place Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, the Company issued 157,915,500 shares of common stock for the exercise of 204,411,448 units of share purchase warrants.

On August 5, 2024, the Company issued an aggregate of 350,000,000 shares of common stock to the consultants of the Company for service rendered valued at $70,000.

On August 5, 2024, the Company issued 100,000,000 shares of common stock to the Director of the Company for service rendered valued at $20,000.

Rule 10B-18 Transactions

During the year ended December 31, 2024, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Year ended December 31, 2024 as compared to the Year ended December 31, 2023

Our operating results for the years ended December 31, 2024 and December 31, 2023, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,		Changes
Statement of Operations Data:	2024	2023	Amount	%

Revenue	$132,978	$117,722	$15,256	13%
Cost of services	(84,995)	(68,917)	(16,078)	23%
Gross profit	47,983	48,805	(822)	(2%)
Total operating expenses	(392,454)	(272,377)	(120,077)	44%
Other income (expense)	(1,523,715)	532,024	(2,055,739)	(386%)
Net income (loss)	$(1,868,186)	$308,452	$(2,176,638)	(706%)

Revenue

We generated revenues of $132,978 and $117,722 for the years ended December 31, 2024 and 2023, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship and site subscription. The increase in revenues was attributed to an increase in sponsorship and advertising revenue.

Cost of Services

We incurred total cost of services of $84,995 and $68,917 for the years ended December 31, 2024 and 2023, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to an increase in subcontractor cost and supplies and material costs.

Gross Profit

We recognized gross profit of $47,983 and $48,805 for the years ended December 31, 2024 and 2023, respectively. The decrease in gross profit was due to higher cost of sales incurred to achieve similar level of revenue during year ended December 31, 2024.

Operating Expenses

We incurred total operating expenses of $392,454 and $272,377 for the years ended December 31, 2024 and 2023, respectively. The increase in operating expenses was primarily due to the increase in stock-based compensation, auditing fees, advertising expense and listing fees.

Other Income (Expense)

We incurred other expense of $1,523,715 and recognized other income of $532,024 for the years ended December 31, 2024 and 2023, respectively. The increase in other expense was attributed to an increase in loss on changes in fair value of derivatives from the convertible notes and warrants and interest expense mainly from increase in amortization on note discount.

Net Income (Loss)

We incurred net loss of $1,868,186 and recognized net income $308,452 during the years ended December 31, 2024 and 2023, respectively. The decrease in our net income was mainly attributed to the increase in operating expenses and loss on changes in fair value of derivatives.

Liquidity and Capital Resources

	December 31,	December 31,	Changes
Working Capital Data:	2024	2023	Amount	%

Current Assets	$2,193	$5,295	$(3,102)	(59%)
Current Liabilities	$5,935,861	$4,204,402	$1,731,459	41%
Working Capital Deficiency	$(5,933,668)	$(4,199,107)	$(1,734,561)	41%

At December 31, 2024, we had a working capital deficiency of $5,933,668 and an accumulated deficit of $11,170,795. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2024.

The increase in working capital deficiency of $5,933,668 during the year ended December 31, 2024 over $4,199,107 during the year ended December 31, 2023 was due to the decrease in cash, increase in derivative liabilities, accrued interest, convertible notes and accounts payable -related party.

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

The following table sets forth certain information about our cash flow during the years ended December 31, 2024 and December 31, 2023:

	Year Ended
	December 31,		Changes
Cash Flows Data:	2024	2023	Amount	%

Cash Flows used in Operating Activities	$(161,529)	$(150,158)	$(11,371)	8%
Cash Flows used in Investing Activities	(2,573)	-	(2,573)	(100%)
Cash Flows provided by Financing Activities	161,000	145,444	15,556	11%
Net decrease in cash during period	$(3,102)	$(4,714)	$1,612	(34%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the year ended December 31, 2024, net cash flows used in operating activities was $161,529, consisting of a net loss of $1,868,186, decreased by depreciation of $214, stock-based compensation of $90,000, loss on change in fair value of derivative liabilities of $1,132,816 and amortization of debt discount of $136,990 and net changes in operating assets and liabilities of $346,637.

During the year ended December 31, 2023, net cash flows used in operating activities was $150,158, consisting of a net income of $308,452, decreased by gain on change in fair value of derivative liabilities of $819,489 and increased by amortization of debt discount of $61,894 and net changes in operating assets and liabilities of $298,985.

Cash Flows from Investing Activities

During the year ended December 31, 2024, net cash flows used in operating activities was $2,573 from purchase of equipment.

There were no investing activities during the years ended December 31, 2023.

Cash Flows from Financing Activities

During the years ended December 31, 2024 and December 31, 2023, net cash provided by financing activities was $161,000 and $145,444 attributed to proceeds from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, as per ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Stock-Based Payment Accounting, remeasurement is not required. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by us in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash. Also, refer to Note 2 – Summary of Significant Accounting Policies, in the financial statements that are included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lingerie Fighting Championships

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lingerie Fighting Championships (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated nominal revenues since inception, has sustained operating losses since its organization and requires funding to generate revenue. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3702 W. Spruce Street #1430 ● Tampa, Florida 33607 ● +1.813.441.9707

Derivatives

As described in Note 2 to the Company’s consolidated financial statements, during the years ended December 31, 2024 and 2023, the Company analyzes the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance, resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the conversion options. The Company also accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

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

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained debt and warrant related agreements and performed the following procedures:

o	Reviewed agreements for all relevant terms.

o	Tested management’s identification and treatment of agreement terms.

o	Recalculated the fair value based on the terms in the agreements.

o

Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

/s/ Astra Audit & Advisory LLC

We have served as the Company’s auditor since 2024.

Tampa, Florida

April 11, 2025

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$2,193	$5,295
Total Current Assets	2,193	5,295

Equipment, net of depreciation	2,359	-
Total Assets	$4,552	$5,295

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,724	$10,495
Accounts payable - related party	743,628	642,128
Accrued interest payable	922,924	669,015
Promissory notes in default	340,000	340,000
Convertible notes in default	767,974	619,530
Convertible notes, net of $81,526 and $64,016 debt discount, respectively	89,474	84,428
Derivative liabilities	3,070,137	1,838,806
Total Current Liabilities	5,935,861	4,204,402

Commitments and Contingencies (Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 4,504,844,036 and 3,896,928,536 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4,504,846	3,896,930
Additional paid-in capital	734,640	1,206,572
Accumulated deficit	(11,170,795)	(9,302,609)
Total stockholders' deficit	(5,931,309)	(4,199,107)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,552	$5,295

The accompanying notes are an integral part of these audited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023

Revenue	$132,978	$117,722
Cost of services	84,995	68,917
GROSS PROFIT	47,983	48,805

OPERATING EXPENSES
Management salaries	120,000	120,000
Selling, general and administrative expenses	56,048	62,459
Professional fees (including stock-based compensation of $70,000 and $0, respectively)	196,406	89,918
Professional fees - related party (including stock-based compensation of $20,000 and $0, respectively)	20,000	-
Total Operating Expenses	392,454	272,377

OPERATING LOSS	(344,471)	(223,572)

OTHER EXPENSE
Interest expense	(390,899)	(287,465)
(Loss) gain on change in fair value of derivative liabilities	(1,132,816)	819,489
Total Other (Expense) Income	(1,523,715)	532,024

(Loss) Income before Income Taxes	(1,868,186)	308,452

Income Tax Provision	-	-

Net (Loss) Income	$(1,868,186)	$308,452

Basic (Loss) Income per Common Share	$(0.00)	$0.00
Diluted (Loss) Income per Common Share	$-	$0.00
Basic Weighted Average Shares of Common Stock Outstanding	4,169,055,302	3,727,444,583
Diluted Weighted Average Shares of Common Stock Outstanding	-	10,569,820,229

The accompanying notes are an integral part of these audited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2022	51	$-	3,711,714,036	$3,711,715	$1,327,104	$(9,611,061)	$(4,572,242)
Shares of common stock issued for exercise of warrants	-	-	185,214,500	185,215	(120,532)	-	64,683
Net income	-	-	-	-	-	308,452	308,452
Balance - December 31, 2023	51	$-	3,896,928,536	$3,896,930	$1,206,572	$(9,302,609)	$(4,199,107)
Shares of common stock issued for exercise of warrants	-	-	157,915,500	157,916	(111,932)	-	45,984
Share of common stocked issued for stock-based compensation	-	-	350,000,000	350,000	(280,000)	-	70,000
Share of common stocked issued for stock-based compensation - related party	-	-	100,000,000	100,000	(80,000)	-	20,000
Net loss	-	-	-	-	-	(1,868,186)	(1,868,186)
Balance - December 31, 2024	51	$-	4,504,844,036	$4,504,846	$734,640	$(11,170,795)	$(5,931,309)

The accompanying notes are an integral part of these audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,868,186)	$308,452
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	214	-
Stock - based compensation	70,000	-
Stock - based compensation - related party	20,000	-
Loss (Gain) on change in fair value of derivative liabilities	1,132,816	(819,489)
Amortization of debt discount	136,990	61,894
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(8,772)	(26,602)
Accounts payable - related party	101,500	99,460
Accrued interest payable	253,909	226,127
Net cash used in operating activities	(161,529)	(150,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,573)	-
Net cash used in investing activities	(2,573)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	161,000	145,444
Net cash provided by financing activities	161,000	145,444

Net decrease in cash and cash equivalents	(3,102)	(4,714)
Cash and cash equivalents - beginning of period	5,295	10,009
Cash and cash equivalents - end of period	$2,193	$5,295

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$144,500	$91,111
Shares of common stock issued for exercise of warrants	$45,984	$64,683

 The accompanying notes are an integral part of these audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Lingerie Fighting Championships, Inc. (“LFC”, the “Company”) is a Nevada corporation incorporated on November 29, 2006 under the name Sparking Events, Inc. The Company’s corporate name was changed to Xodtec Group USA, Inc. in June 2009, Xodtec LED, Inc. in May 2010, Cala Energy Corp. in September 2013 and Lingerie Fighting Championships, Inc. on April 1, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates and judgments. The Company bases its estimates and judgments on historical experience and other factors that it believes to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,193 and $5,295 in cash and cash equivalents as at December 31, 2024 and December 31, 2023, respectively.

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

The below table shows the revenue by revenue stream for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
Revenue Stream	2024	2023

Live events and site subscriptions	$34,109	$51,529
Sponsorship	16,000	17,000
Advertising	82,869	49,193
Total Revenue	$132,978	$117,722

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

Year Ended December 31, 2024

For the year ended December 31, 2024, convertible notes and warrants were dilutive instruments and were not include in the calculation of diluted loss per share as their effect would be antidilutive.

December 31, 2024
(Shares)
Convertible notes payable	8,641,745,139
Warrants	2,425,000,019
11,066,745,158

Year Ended December 31, 2023

For the year ended December 31, 2023, 6,842,375,646 shares of common stock from the convertible notes and warrants were included in the calculation of diluted earnings per share.

December 31, 2023
(Shares)
Convertible notes payable	4,581,836,570
Warrants	2,260,539,076
6,842,375,646

Basic earnings per common share

Year ended
December 31, 2023
Net Income	$308,452

Basic Weighted Average Common Shares Outstanding	3,727,444,583

Basic Earnings per Common Share	$0.00

Diluted earnings per common share

Year ended
December 31, 2023
Net Income	$308,452

Diluted Weighted Average Common Shares Outstanding	10,569,820,229

Diluted Earnings per Common Share	$0.00

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

The derivative liability in connection with the conversion feature of the convertible debts and warrants, classified as a level 3 liability, are the only financial liabilities measured at fair value on a recurring basis. (See Note 8)

The following table summarizes fair value measurement by level at December 31, 2024 and December 31, 2023, measured at fair value on a recurring basis:

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$3,070,137	$3,070,137

December 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,838,806	$1,838,806

Stock Based Compensation

The Company applies the fair value method of FASB ASC 718, Share Based Payment, in accounting for its stock-based compensation. The standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the year ended December 31, 2024, the Company recorded $90,000 stock-based compensation expense, comprised of common stock awarded to director of $20,000 and consultants of $70,000 which were reported under professional fees – related parties and professional fees in the statements of operation, respectively.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has not yet adopted this standard and is currently evaluating the impact this update will have on its financial statements and disclosures retrospectively upon the future adoption.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

Recent Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has generated nominal revenues since inception, has sustained operating losses since its organization and requires funding to generate revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

During the year ended December 31, 2024, the Company issued 157,915,500 shares of common stock for the exercise of 204,411,448 units of share purchase warrants.

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

As of December 31, 2024 and December 31, 2023 the issued and outstanding common stock was 4,504,844,036 shares and 3,896,928,536 shares, respectively.

The number of authorized common shares are greater than the dilutive shares for convertible and warrants plus the outstanding common shares. Series A preferred shares control approximately 51% of the total voting power and therefore they control the board of directors. The board of directors have indicated that when necessary, they will increase the shares to accommodate these shares.

NOTE 5 – WARRANTS

The table below summarizes the activity of warrants exercisable for shares of common stock during the year ended December 31, 2024 and year ended December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2022	5,637,133,523	$0.0001
Granted	184,883,994	0.0005
Redeemed	-	-
Exercised	(227,308,705)	0.0001
Forfeited	-	-
Balances as of December 31, 2023	5,594,708,812	$0.0002
Granted	1,745,000,000	0.0002
Redeemed	-	-
Exercised	(204,411,448)	0.0002
Forfeited	-	-
Balances as of December 31, 2024	7,135,297,364	$0.0002

During the years ended December 31, 2024 and 2023, the Company issued 157,915,500 shares and 185,214,500 shares of common stock for the exercise of 204,411,448 units and 227,308,705 units of share purchase warrants, respectively.

During the years ended December 31, 2024 and 2023, the Company granted warrants to purchase 1,745,000,000 shares and 184,883,994 shares of common stock issued in conjunction with convertible notes issued during the same period, respectively.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the years ended December 31, 2024 and 2023:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Exercise price	$0.0001 - $0.0002	$0.0001 - $0.0008
Expected term	5 years	5 years
Expected average volatility	344% - 372%	204% - 356%
Expected dividend yield	-	-
Risk-free interest rate	3.43% - 4.47%	3.81% - 4.88%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2024:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
7,135,297,364	1.93	$0.0002	4,850,000,000	$0.0001

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2024 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of December 31, 2024, the aggregate intrinsic value of warrants outstanding was approximately $485,000 based on the closing market price of $0.0002 on December 31, 2024.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of December 31, 2024 and December 31, 2023, the Company valued the fair value on the 7,135,297,364 and 5,594,708,812 units of common stock purchase warrants granted at $1,445,732 and $1,093,440 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Promissory Notes to Auctus Fund	$340,000	$340,000
Total Promissory Notes	$340,000	$340,000

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on March 4, 2022. In conjunction with the promissory note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method. As of December 31, 2024 and December 31, 2023, the note is presented at $300,000, net of debt discount of $0. The note is currently in default.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on December 6, 2022. In conjunction with the promissory note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method. As of December 31, 2024 and December 31, 2023, the note is presented at $40,000, net of debt discount of $0. The note is currently in default.

During the years ended December 31, 2024 and 2023, interest expense of $52,945 and $52,800 was incurred on the promissory notes, respectively. As of December 31, 2024 and December 31, 2023, accrued interest payable on the promissory note was $191,554 and $138,609, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Convertible Notes in default	$767,974	$619,530

Convertible Notes	171,000	148,444
Less: Unamortized debt discount	(81,526)	(64,016)
	89,474	84,428

Total	$857,448	$703,958

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

As of December 31, 2024 and December 31, 2023, the principal due on the note is $1,265.

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

During the year ended December 31, 2017, the principal of $6,700 was converted into 30,455,486 shares of common stock.

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

As of December 31, 2024 and December 31, 2023, the principal amount due on the note is $50,745.

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

As of December 31, 2024 and December 31, 2023, the principal amount due on the note is $30,000.

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

As of December 31, 2024 and December 31, 2023, the principal amount due on the note is $48,500.

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

As of December 31, 2024 and December 31, 2023, the principal amount due on the note is $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 500,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share. During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants. During the year ended December 31, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants. As of December 31, 2024, the outstanding units of warrants were 38.

As of December 31, 2024 and December 31, 2023, the principal amount due on the note is $100,000.

This note is currently in default.

Auctus#9

On August 4, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $31,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The convertible promissory note matures on August 4, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price during the previous five trading date period ending on the latest completed trading Day prior to the date of this Note and (ii) Variable Conversion Price, that is Market Price being the volume weighted average price (VWAP) for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $31,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 206,666,666 shares of common stock, exercisable for five years from issuance at $0.0003 per share. During the year ended December 31, 2024, the Company issued 100,000,000 shares of common stock for the exercise of 133,333,334 units of share purchase warrants. As of December 31, 2024, the outstanding units of warrants were 73,333,332.

As of December 31, 2024 and December 31, 2023, the principal amount due on the note is $31,000.

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

As of December 31, 2024 and December 31, 2023, the principal amount due on the note is $225,000.

This note is currently in default.

Auctus#13

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 16% per annum. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $52,000 is being amortized over the life of the note using the effective interest method. As of December 31, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 104,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2024 and December 31, 2023, the principal amount due on the note is $52,000.

This note is currently in default.

Auctus#14

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $18,520 is being amortized over the life of the note using the effective interest method. As of December 31, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 37,040,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 37,040,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2024 and December 31, 2023, the principal amount due on the note is $18,520.

This note is currently in default.

Auctus#15

On July 18, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $86,444. The convertible promissory note matures on July 18, 2024 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $29,111 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $15,908. As of December 31, 2024, the unamortized note discount was fully amortized.

As of December 31, 2024 and December 31, 2023, the principal amount due on the note is $86,444 and $70,536, respectively.

This note is currently in default.

Auctus#16

On October 10, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,000 for proceeds of $59,000. The convertible promissory note matures on October 10, 2024 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $62,000 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $48,109. As of December 31, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 92,441,997 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 92,441,997 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2024 and December 31, 2023, the principal amount due on the note is $62,000.

This note is currently in default.

Auctus#17

On May 22, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $101,000 for proceeds of $97,500. The convertible promissory note matures on May 22, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. On August 8, 2024, the Company entered into an agreement with Auctus Fund, LLC to amend the principal amount for a convertible note from $101,000 to $117,500. The additional $16,500 was wired to the Company by the noteholder on July 9, 2024. The note was discounted for a derivative and the discount of $101,000 is being amortized over the life of the note using the effective interest method.  During the year ended December 31, 2024, the amortization of note discount was $61,707. As of December 31, 2024, the unamortized note discount was $39,293. In conjunction with the convertible note, the Company issued warrants to purchase 505,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0002 per share and warrants to purchase 505,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2024, the note is presented net of a debt discount of $78,207.

Auctus#18

On September 3, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $33,500 for proceeds of $33,500. The convertible promissory note matures on September 3, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. The note was discounted for a derivative and the discount of $33,500 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $10,279. As of December 31, 2024, the unamortized note discount was $23,221. In conjunction with the convertible note, the Company issued warrants to purchase 167,500,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0002 per share and warrants to purchase 167,500,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2024, the note is presented net of a debt discount of $10,279.

Auctus#19

On December 13, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $20,000 for proceeds of $20,000. The convertible promissory note matures on December 13, 2025 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. The note was discounted for a derivative and the discount of $20,000 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $986. As of December 31, 2024, the unamortized note discount was $19,014.  In conjunction with the convertible note, the Company issued warrants to purchase 200,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0001 per share and warrants to purchase 200,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2024, the note is presented net of a debt discount of $986.

Amortization of note discount

For the year ended December 31, 2024 and 2023, the total amortization on note discount was $136,990 and $61,894 recorded under Interest Expense in the Statements of Operations, respectively.

Accrued interest on convertible notes

During the years ended December 31, 2024 and 2023, interest expense of $200,964 and $173,325 was incurred on convertible notes, respectively. As of December 31, 2024 and December 31, 2023, accrued interest payable on convertible notes was $731,369 and $530,405, respectively.

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2024 and December 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Year Ended
	December 31,	December 31,
	2024	2023
Expected term	0.39 - 0.95 years	0.55 years
Expected average volatility	189% - 913%	202% - 393%
Expected dividend yield	-	-
Risk-free interest rate	3.98% - 5.48%	4.01% - 5.43%

The following table summarizes the derivative liabilities included in the balance sheets at December 31, 2024 and December 31, 2023:

Balance - December 31, 2022	$2,634,867
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	29,111
Reduction of derivative liabilities from exercise of warrants	(64,683)
Addition of new derivative liabilities upon issuance of warrants as debt discount	59,000
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	101,123
Gain on change in fair value of the derivative	(920,612)
Balance - December 31, 2023	$1,838,806
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	144,500
Reduction of derivative liabilities from exercise of warrants	(45,984)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	456,471
Loss on change in fair value of the derivative	676,343
Balance - December 31, 2024	$3,070,136

The following table summarizes the loss (gain) on derivative liability included in the statements of operations for the years ended December 31, 2024 and 2023, respectively.

	Year Ended
	December 31,	December 31,
	2024	2023
Day one loss due to derivative liabilities on convertible notes and warrants	$456,472	$101,123
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	$676,344	$(920,612)
Loss (Gain) on change in fair value of derivative liabilities	$1,132,816	$(819,489)

NOTE 9 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2024 and 2023, the Company accrued $120,000 and $120,000 of salary payable to the Director of the Company.

During the years ended December 31, 2024 and 2023, the Company paid $18,500 and $20,540 owing to the Director of the Company for the accrued salaries, respectively.

As of December 31, 2024 and December 31, 2023, the total amount due to the related party was $743,628 and $642,128, respectively.

The terms and conditions are not necessarily indicative of what third parties would agree to.

NOTE 10 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: wrestling entertainment. The wrestling entertainment segment is comprised of the Company’s developing, producing, promoting, and distributing female wrestling events in the United States under the LFC brand name through live entertainment events, digital home videos, broadcast television networks, video on demand, and digital media channels. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The accounting policies of the wrestling entertainment segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the wrestling entertainment segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

The CODM reviews performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States. The Company does not have any customer representing more than 10% of total revenues for any period presented.

NOTE 11 – INCOME TAX

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

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting income (loss), and the income tax net expense included in the statements of operations for the years ended December 31, 2024 and 2023 is as follows:

	For Year Ended	For Year Ended
	December 31, 2024	December 31, 2023
Net (loss) income before income tax	$(1,868,186)	$308,452
Statutory tax Rate	21%	21%
Tax (benefit) expense at the statutory tax rate	(392,319)	64,775
Tax effect of
Stock-based compensation	18,900	-
(Loss) gain on change in fair value of derivative liabilities	237,891	(172,093)
Changes in valuation allowance	135,528	107,318
Income tax expense (benefit) per book	$-	$-

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Net operating loss carryforward	$5,502,006	$4,856,636
Statutory tax Rate	21%	21%
Deferred tax asset	1,155,421	1,019,894
Less: Valuation allowance	(1,155,421)	(1,019,894)
Net deferred assets	$-	$-

The valuation allowance increased by $135,527 and $107,318 during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had approximately $5.5 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2038. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2014 through 2024 are subject to review by the tax authorities.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

There are no pending or threatened legal proceedings as of December 31, 2024. The Company has no non-cancellable operating leases.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2024 to the date these financial statements were issued and has determined that it has the below subsequent events:

On January 28, 2025, the Company issued 100,000,000 shares of common stock for the exercise of 150,000,000 units of share purchase warrants.

On March 2, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $50,222 for proceeds of $46,722. The convertible promissory note matures on March 2, 2026 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. In conjunction with the convertible note, the Company issued warrants to purchase 502,220,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0001 per share and warrants to purchase 502,220,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at 0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Shaun Donnelly	57	Chief Executive Officer, Chief Financial Officer and Director

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2024, were timely.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2024 and 2023 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total

Shaun Donnelly, Chief Executive Officer,	2024	$120,000	$-	$-	$120,000
Chief Financial Officer and Director (1)	2023	$120,000	$--	$--	$120,000

____________

1.	Mr. Donnelly accrued compensation at the rate of $10,000 per month.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 11, 2025, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

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

Name of Beneficial Owner (1)	Shares of Series A Preferred (3)	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Shaun Donnelly	51	100%	109,350,000	2.375%
Chief Executive Officer, Chief Financial Officer

All officers and directors as a group (1 person)	51	100%	109,350,000	2.375%

Name of beneficial owner (5%)

None

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. Based on 4,604,844,036 share equivalents of common stock as of April 11, 2025.

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

During the years ended December 31, 2024 and 2023, the Company accrued $120,000 and $120,000 of salary payable to the Director of the Company.

During the years ended December 31, 2024 and 2023, the Company paid $18,500 and $20,540 owing to the Director of the Company for the accrued salaries, respectively.

As of December 31, 2024 and December 31, 2023, the total amount due to the related party was $743,628 and $642,128, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 6, 2024, the Company dismissed its independent registered auditor, B.F. Borgers. The decision to dismiss B.F. Borgers was recommended and approved by the Board of Directors of the Company and was made after learning that the auditor is not currently permitted to appear or practice before the Commission. In May 2024, the Company has engaged Astra Audit & Advisory, LLC as new auditor for the years ended December 31, 2024, 2023 and 2022.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

BF Borgers, CPA PC

	Year Ended December 31,
Category	2024	2023
Audit Fees (1)	$-	$-
Audit Related Fees (2)	$-	$33,000
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Astra Audit & Advisory, LLC

	Year Ended December 31,
Category	2024	2023
Audit Fees (1)	$70,000	$30,000
Audit Related Fees (2)	$24,000	$-
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Defaults Upon Senior Securities

As of December 31, 2024, total note payable amount of $1,107,974 in default as follows:

			Net
	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
Auctus#11	3/4/2021	3/4/2022	$300,000
Auctus#12	12/6/2021	12/6/2022	$40,000
Auctus#13	5/16/2022	5/16/2023	$52,000
Auctus#14	10/31/2022	10/31/2023	$18,520
Auctus#15	7/18/2023	7/18/2024	$86,444
Auctus#16	10/10/2023	10/10/2024	$62,000
			$1,107,974

Mine Safety Disclosures

Not Applicable.

Other Information

None.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

10.1*	Common Stock Purchase Warrant (First Warrant) dated May 27, 224
10.2*	Common Stock Purchase Warrant (First Warrant) Dated September 3, 2024
10.3*	Common Stock Purchase Warrant (First Warrant) Dated December 9, 2024
10.4*	Common Stock Purchase Warrant (First Warrant) Dated March 2, 2025
10.5*	Amendment #1 Dated August 8, 2024, To Original Note Dated May 27, 2024
10.6*	Promissory Note Dated May 27, 2024
10.7*	Promissory Note Dated September 3, 2024
10.8*	Promissory Note Dated December 9, 2024
10.9*	Promissory Note Dated March 2, 2025
10.10*	Common Stock Purchase Warrant (Second Warrant) Dated September 3, 2024
10.11*	Common Stock Purchase Warrant (Second Warrant) Dated December 9, 2024
10.12*	Common Stock Purchase Warrant (Second Warrant) Dated March 2, 2025
10.13*	Securities Purchase Agreement Dated May 27, 2024
10.14*	Securities Purchase Agreement Dated September 3, 2024
10.15*	Securities Purchase Agreement Dated December 9, 2024
10.16*	Securities Purchase Agreement Dated March 2, 2025
31.1*	Section 302 Certification
32.1*	Section 906 Certification

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: April 11, 2025	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	April 11, 2025
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director