Form 10-Q
period 2025-03-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2025-05-19
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

4,604,844,036 shares of common stock issued and outstanding as of May 19, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$713	$2,193
Total Current Assets	713	2,193

Equipment, net of depreciation	2,037	2,359
Total Assets	$2,750	$4,552

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,670	$1,724
Accounts payable - related party	767,628	743,628
Accrued interest payable	989,586	922,924
Promissory notes in default	340,000	340,000
Convertible notes in default	767,974	767,974
Convertible notes, net of $90,075 and $81,526 debt discount, respectively	131,147	89,474
Derivative liabilities	1,639,665	3,070,137
Total Current Liabilities	4,639,670	5,935,861

Commitments and Contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 4,604,844,036 and 4,504,844,036 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4,604,846	4,504,846
Additional paid-in capital	649,521	734,640
Accumulated deficit	(9,891,287)	(11,170,795)
Total stockholders' deficit	(4,636,920)	(5,931,309)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,750	$4,552

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$27,487	$45,028
Cost of services	11,064	34,203
GROSS PROFIT	16,423	10,825

OPERATING EXPENSES
Management salaries	30,000	30,000
Selling, general and administrative expenses	13,946	11,773
Professional fees	46,947	7,647
Total Operating Expenses	90,893	49,420

OPERATING LOSS	(74,470)	(38,595)

OTHER INCOME (EXPENSE)
Interest expense	(108,335)	(82,594)
Gain (loss) on change in fair value of derivative liabilities	1,462,313	(2,108,611)
Total Other Income (Loss)	1,353,978	(2,191,205)

Income (Loss) before Income Taxes	1,279,508	(2,229,800)

Income Tax Provision	-	-

Net Income (Loss)	$1,279,508	$(2,229,800)

Basic Income (Loss) per Common Share	$0.00	$(0.00)
Diluted Income per Common Share	$0.00	$-
Basic Weighted Average Shares of Common Stock Outstanding	4,574,844,036	3,914,748,690
Diluted Weighted Average Shares of Common Stock Outstanding	14,843,809,175	-

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Three Months Ended March 31, 2025

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2024	51	$-	4,504,844,036	$4,504,846	$734,640	$(11,170,795)	$(5,931,309)
Shares of common stock issued for exercise of warrants	-	-	100,000,000	100,000	(85,119)	-	14,881
Net income	-	-	-	-	-	1,279,508	1,279,508
Balance - March 31, 2025	51	$-	4,604,844,036	$4,604,846	$649,521	$(9,891,287)	$(4,636,920)

Three Months Ended March 31, 2024

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2023	51	$-	3,896,928,536	$3,896,930	$1,206,572	$(9,302,609)	$(4,199,107)
Shares of common stock issued for exercise of warrants	-	-	57,915,500	57,916	(38,216)	-	19,700
Net loss	-	-	-	-	-	(2,229,800)	(2,229,800)
Balance - March 31, 2024	51	$-	3,954,844,036	$3,954,846	$1,168,356	$(11,532,409)	$(6,409,207)

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,279,508	$(2,229,800)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	322	-
(Gain) Loss on change in fair value of derivative liabilities	(1,462,313)	2,108,611
Amortization of debt discount	41,673	22,652
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,946	7,646
Accounts payable - related party	24,000	28,000
Accrued interest payable	66,662	59,942
Net cash used in operating activities	(48,202)	(2,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	46,722	-
Net cash provided by financing activities	46,722	-

Net decrease in cash and cash equivalents	(1,480)	(2,949)
Cash and cash equivalents - beginning of period	2,193	5,295
Cash and cash equivalents - end of period	$713	$2,346

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$46,722	$-
Shares of common stock issued for exercise of warrants	$14,881	$19,700

 The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 2 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 11, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $713 and $2,193 in cash and cash equivalents as at March 31, 2025 and December 31, 2024, respectively.

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

The below table shows the revenue by revenue stream for the three months ended March 31, 2025 and 2024:

	Three Months
	March 31,
Revenue Stream	2025	2024

Live events and site subscriptions	$14,104	$11,635
Sponsorship	-	16,000
Advertising	13,383	17,393
Total Revenue	$27,487	$45,028

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

Three Months Ended March 31, 2025

For the three months ended March 31, 2025, 10,268,965,139 shares of common stock from the convertible notes were included in the calculation of diluted earnings per share.

March 31,
2025
(Shares)
Convertible notes payable	10,268,965,139
10,268,965,139

Three Months Ended March 31, 2024

For the three months ended March 31, 2024, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

March 31,
2024
(Shares)
Convertible notes payable	7,256,745,139
Warrants	3,066,666,692
10,323,411,831

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

Level 1 –	quoted prices in active markets for identical assets or liabilities
Level 2 –	quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 –	inputs that are unobservable (for example cash flow modelling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debts and warrants, classified as a level 3 liability, are the only financial liabilities measured at fair value on a recurring basis. (See Note 8)

The following table summarizes fair value measurement by level at March 31, 2025 and December 31, 2024, measured at fair value on a recurring basis:

March 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,639,665	$1,639,665

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$3,070,137	$3,070,137

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

The valuation allowance increased by $38,389 and $25,450 from December 31, 2024 to March 31, 2025 and from December 31, 2023 to March 31, 2024, respectively.

Recent Accounting Pronouncements

We have evaluated all recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

Recent Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

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

During the three months ended March 31, 2025, the Company issued 100,000,000 shares of common stock for the exercise of 150,000,000 units of share purchase warrants.

During the three months ended March 31, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants.

As of March 31, 2025 and December 31, 2024, the issued and outstanding common stock was 4,604,844,036 shares and 4,504,844,036 shares, respectively.

The number of authorized common shares are less than the dilutive shares for convertible and warrants plus the outstanding common shares. Series A preferred shares control approximately 51% of the total voting power and therefore they control the board of directors. The board of directors have indicated that when necessary, they will increase the shares to accommodate these shares.

NOTE 5 – WARRANTS

The table below summarizes the activity of warrants exercisable for shares of common stock during the three months ended March 31, 2025 and year ended December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2023	5,594,708,812	$0.0002
Granted	1,745,000,000	0.0002
Redeemed	-	-
Exercised	(204,411,448)	0.0002
Forfeited	-	-
Balances as of December 31, 2024	7,135,297,364	$0.0002
Granted	1,004,440,000	0.0001
Redeemed	-	-
Exercised	(150,000,000)	0.0001
Forfeited	-	-
Balances as of March 31, 2025	7,989,737,364	$0.0002

During the three months ended March 31, 2025 and 2024, the Company issued 100,000,000 shares and 57,915,500 shares of common stock for the exercise of 150,000,000 units and 71,078,114 units of share purchase warrants, respectively.

During the three months ended March 31, 2025 and 2024, the Company granted warrants to purchase 1,004,440,000 shares and 0 shares of common stock issued in conjunction with convertible notes issued during the same period, respectively.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Exercise price	$0.0001 - $0.0002	-
Expected term	5 years	-
Expected average volatility	398%	-
Expected dividend yield	-	-
Risk-free interest rate	4.08%	-

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2025:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
7,989,737,364	2.12	$0.0002	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2025 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of March 31, 2025, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0001 on March 31, 2025.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of March 31, 2025 and December 31, 2024, the Company valued the fair value on the 7,989,737,364 and 7,135,297,364 units of common stock purchase warrants granted at $792,614 and $1,445,732 based on Black-Scholes option valuation model, respectively.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Promissory Notes to Auctus Fund	$340,000	$340,000
Total Promissory Notes	$340,000	$340,000

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on March 4, 2022. In conjunction with the promissory note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years form issuance at $0.002 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method. As of March 31, 2025 and December 31, 2024, the note is presented at $300,000, net of debt discount of $0. The note is currently in default.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on December 6, 2022. In conjunction with the promissory note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years form issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method. As of March 31, 2025 and December 31, 2024, the note is presented at $40,000, net of debt discount of $0. The note is currently in default.

During the three months ended March 31, 2025 and 2024, interest expense of $13,019 and $13,164 was incurred on the promissory notes, respectively. As of March 31, 2025 and December 31, 2024, accrued interest payable on the promissory note was $204,573 and $191,554, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Convertible Notes in default	$767,974	$767,974

Convertible Notes	221,224	171,000
Less: Unamortized debt discount	(90,077)	(81,526)
	131,147	89,474

Total	$899,121	$857,448

Convertible Promissory Notes Payable to Auctus Fund

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

As of March 31, 2025 and December 31, 2024, the principal due on the note is $1,265.

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

As of March 31, 2025 and December 31, 2024, the principal amount due on the note is $50,745.

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

As of March 31, 2025 and December 31, 2024, the principal amount due on the note is $30,000.

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

As of March 31, 2025 and December 31, 2024, the principal amount due on the note is $48,500.

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

As of March 31, 2025 and December 31, 2024, the principal amount due on the note is $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 500,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share. During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants. During the year ended December 31, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants. During three months ended March 31, 2025, 38 units of share purchase warrants were exercised. Through March 31, 2025, all warrants were exercised.

As of March 31, 2025 and December 31, 2024, the principal amount due on the note is $100,000.

This note is currently in default.

Auctus#9

On August 4, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $31,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The convertible promissory note matures on August 4, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price during the previous five trading date period ending on the latest completed trading Day prior to the date of this Note and (ii) Variable Conversion Price, that is Market Price being the volume weighted average price (VWAP) for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $31,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 206,666,666 shares of common stock, exercisable for five years from issuance at $0.0003 per share. During the year ended December 31, 2024, the Company issued 100,000,000 shares of common stock for the exercise of 133,333,334 units of share purchase warrants. During the three months ended March 31, 2025, 73,333,332 units of share purchase warrants were exercised. Through March 31, 2025, all warrants were exercised.

As of March 31, 2025 and December 31, 2024, the principal amount due on the note is $31,000.

This note is currently in default.

Auctus#10

On November 2, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $225,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The promissory note matures on November 2, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price and (ii) Variable Conversion Price, that is Market Price being the lowest trading price or the common stock during the one trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $225,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share and returnable warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years form issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. During the three months ended March 31, 2025, 76,666,630 units of share purchase warrants were exercised. As of March 31, 2025, 2,148,333,370 units of purchase warrants were outstanding.

As of March 31, 2025 and December 31, 2024, the principal amount due on the note is $225,000.

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

As of March 31, 2025 and December 31, 2024, the principal amount due on the note is $52,000.

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

As of March 31, 2025 and December 31, 2024, the principal amount due on the note is $18,520.

This note is currently in default.

Auctus#15

On July 18, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $86,444. The convertible promissory note matures on July 18, 2024 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $29,111 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $15,908. As of March 31, 2025 and December 31, 2024, the unamortized note discount was fully amortized.

As of March 31, 2025 and December 31, 2024, the principal amount due on the note is $86,444 and $70,536, respectively.

This note is currently in default.

Auctus#16

On October 10, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,000 for proceeds of $59,000. The convertible promissory note matures on October 10, 2024 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $62,000 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $48,109. As of March 31, 2025 and December 31, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 92,441,997 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 92,441,997 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2025 and December 31, 2024, the principal amount due on the note is $62,000.

This note is currently in default.

Auctus#17

On May 22, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $101,000 for proceeds of $97,500. The convertible promissory note matures on May 22, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. On August 8, 2024, the Company entered into an agreement with Auctus Fund, LLC to amend the principal amount for a convertible note from $101,000 to $117,500. The additional $16,500 was wired to the Company by the noteholder on July 9, 2024. The note was discounted for a derivative and the discount of $101,000 is being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2025, the amortization of note discount was $24,904. As of March 31, 2025, the unamortized note discount was $14,389. In conjunction with the convertible note, the Company issued warrants to purchase 505,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0002 per share and warrants to purchase 505,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2025 and December 31, 2024, the note is presented net of a debt discount of $103,111 and $78,207, respectively.

Auctus#18

On September 3, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $33,500 for proceeds of $33,500. The convertible promissory note matures on September 3, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. The note was discounted for a derivative and the discount of $33,500 is being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2025, the amortization of note discount was $8,260. As of March 31, 2025, the unamortized note discount was $14,961. In conjunction with the convertible note, the Company issued warrants to purchase 167,500,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0002 per share and warrants to purchase 167,500,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2025 and December 31, 2024, the note is presented net of a debt discount of $18,539 and $10,279, respectively.

Auctus#19

On December 13, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $20,000 for proceeds of $20,000. The convertible promissory note matures on December 13, 2025 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. The note was discounted for a derivative and the discount of $20,000 is being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2025, the amortization of note discount was $4,932. As of March 31, 2025, the unamortized note discount was $14,082. In conjunction with the convertible note, the Company issued warrants to purchase 200,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0001 per share and warrants to purchase 200,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2025 and December 31, 2024, the note is presented net of a debt discount of $5,918 and $986, respectively.

Auctus#20

On March 5, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $50,222 for proceeds of $46,722. The convertible promissory note matures on March 5, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. The note was discounted for a derivative and the discount of $50,222 is being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2025, the amortization of note discount was $3,577. As of March 31, 2025, the unamortized note discount was $46,645. In conjunction with the convertible note, the Company issued warrants to purchase 502,220,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at 0.0001 per share and warrants to purchase 502,220,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2025, the note is presented net of a debt discount of $3,577.

Amortization of note discount

For the three months ended March 31, 2025 and 2024, the total amortization on note discount was $41,673 and $22,652 recorded under Interest Expense in the Statements of Operations, respectively.

Accrued interest on convertible notes

During the three months ended March 31, 2025 and 2024, interest expense of $53,643 and $46,778 was incurred on convertible notes, respectively. As of March 31, 2025 and December 31, 2024, accrued interest payable on convertible notes was $785,012 and $731,369, respectively.

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2025 and December 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Three Months Ended
	March 31,	March 31,
	2025	2024
Expected term	0.14 - 0.93 years	0.30 - 0.53 years
Expected average volatility	267% - 660%	432% - 517%
Expected dividend yield	-	-
Risk-free interest rate	4.03% - 4.38%	5.40% - 5.46%

The following table summarizes the derivative liabilities included in the balance sheets at March 31, 2025 and December 31, 2024:

Balance - December 31, 2023	$1,838,806
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	144,500
Reduction of derivative liabilities from exercise of warrants	(45,983)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	456,471
Loss on change in fair value of the derivative	676,343
Balance - December 31, 2024	$3,070,137
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	46,722
Reduction of derivative liabilities from exercise of warrants	(14,882)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	103,898
Loss on change in fair value of the derivative	(1,566,210)
Balance - March 31, 2025	$1,639,665

The following table summarizes the loss (gain) on derivative liability included in the statements of operations for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended
	March 31,	March 31,
	2025	2024
Day one loss due to derivative liabilities on convertible notes and warrants	$103,897	$-
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	$(1,566,210)	$2,108,611
Loss (Gain) on change in fair value of derivative liabilities	$(1,462,313)	$2,108,611

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025 and 2024, the Company accrued $30,000 and $30,000 of salary payable to the Director of the Company.

During the three months ended March 31, 2025 and 2024, the Company paid $6,000 and $2,000 owing to the Director of the Company for the accrued salaries, respectively.

As of March 31, 2025 and December 31, 2024, the total amount due to the related party was $767,628 and $743,628, respectively.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

There are no pending or threatened legal proceedings as of March 31, 2025. The Company has no non-cancellable operating leases.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2025 to the date these financial statements were issued and has determined that it has the below subsequent events:

On April 14, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 for proceeds of $96,000. The convertible promissory note matures on April 14, 2026 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. In conjunction with the convertible note, the Company issued warrants to purchase 1,000,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0001 per share and warrants to purchase 1,000,000,000 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

On April 29, 2025, the Company entered into an amendment agreement with Auctus Fund, LLC in which the Company will be granted an additional 32,500,000 first warrants and an additional 32,500,000 second warrants so the Company will be granted aggregate 200,000,000 first warrants and 200,000,000 second warrants instead of the 167,500,000 first warrants and 167,500,000 second warrants per the original agreement originally signed with Auctus on December 13, 2024.

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

Our Current Business

LFC is a sports entertainment league that utilizes wrestling and mixed martial arts (“MMA”) fighting techniques for entertainment purposes. We promote and market our brand, our programming, our events and our products via television deals, social media platforms and our own subscription website.

Our mission is to continually increase the popularity of the LFC league and brand by holding live events around the world and to promote our athletes via a reality series and merchandise such as t-shirts and calendars. Our uniqueness is derived from our all female league structure, where a diverse roster of beautiful, athletic and unique women engage in wrestling and MMA fighting techniques against one another for purposes of delivering high quality entertainment to mature audiences.

Management believes the LFC’s unique content gives us a substantial competitive advantage to build the popularity of the league and the fighters.

Recent Business Development

LFC is a sports entertainment league that utilizes wrestling and mixed martial arts (“MMA”) fighting techniques for entertainment purposes. We promote and market our brand, our programming, our events and our products via television deals, social media platforms and our own subscription website.

Our mission is to continually increase the popularity of the LFC league and brand by holding live events around the world and to promote our athletes via a reality series and merchandise such as t-shirts and calendars. Our uniqueness is derived from our all female league structure, where a diverse roster of beautiful, athletic and unique women engage in wrestling and MMA fighting techniques against one another for purposes of delivering high quality entertainment to mature audiences.

Management believes the LFC’s unique content gives us a substantial competitive advantage to build the popularity of the league and the fighters.

Results of Operations

Three months ended March 31, 2025 as compared to the Three months ended March 31, 2024

Our operating results for the three months ended March 31, 2025 and March 31, 2024, and the changes between those periods for the respective items are summarized as follows:

	Three Months
	March 31,		Changes
Statement of Operations Data:	2025	2024	Amount	%

Revenue	$27,487	$45,028	$(17,541)	(39%)
Cost of services	(11,064)	(34,203)	23,139	(68%)
Gross profit	16,423	10,825	5,598	52%
Total operating expenses	(90,893)	(49,420)	(41,473)	84%
Other income (expense)	1,353,978	(2,191,205)	3,545,183	(162%)
Net income (loss)	$1,279,508	$(2,229,800)	$3,509,308	(157%)

Revenue

We generated revenues of $27,487 and $45,028 for the three months ended March 31, 2025 and 2024, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship and site subscription. The decrease in revenues was attributed to a decrease in sponsorship and advertising revenue.

Cost of Services

We incurred total cost of services of $11,064 and $34,203 for the three months ended March 31, 2025 and 2024, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The decrease in cost of services was mainly due to an decrease in subcontractor cost and supplies and material costs.

Gross Profit

We recognized gross profit of $16,423 and $10,825 for the three months ended March 31, 2025 and 2024, respectively. The increase in gross profit was mainly due to lower cost of sales incurred during the three months ended March 31, 2025.

Operating Expenses

We incurred total operating expenses of $90,893 and $49,420 for the three months ended March 31, 2025 and 2024, respectively. The increase in operating expenses was primarily due to the increase in auditing fees.

Other Income (Expense)

We incurred other income of $1,353,978 and recognized other expense of $2,191,205 for the three months ended March 31, 2025 and 2024, respectively. The increase in other income was attributed to an increase in gain on changes in fair value of derivatives from the convertible notes and warrants due to the decrease in the Company’s stock price during the three months ended March 31, 2025 from the prior three months period ended December 31, 2024.

Net Income (Loss)

We recognized net income of $1,279,508 and incurred net loss of $2,229,800 during the three months ended March 31, 2025 and 2024, respectively. The increase in net income was attributed to an increase in gain on changes in fair value of derivatives from the convertible notes and warrants.

Liquidity and Capital Resources

	March 31,	December 31,	Changes
Working Capital Data:	2025	2024	Amount	%

Current Assets	$713	$2,193	$(1,480)	(67%)
Current Liabilities	$4,639,670	$5,935,861	$(1,296,191)	(22%)
Working Capital Deficiency	$(4,638,957)	$(5,933,668)	$1,294,711	(22%)

At March 31, 2025, we had a working capital deficiency of $4,638,957 and an accumulated deficit of $9,891,287. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2025.

The decrease in working capital deficiency of $4,638,957 as of March 31, 2025 over $5,933,668 as of December 31, 2024 was due to the decrease in derivative liabilities.

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

The following table sets forth certain information about our cash flow during the three months ended March 31, 2025 and March 31, 2024:

	Three Months
	March 31,		Changes
Cash Flows Data:	2025	2024	Amount	%

Cash Flows used in Operating Activities	$(48,202)	$(2,949)	$(45,253)	1535%
Cash Flows used in Investing Activities	-	-	-	-
Cash Flows provided by Financing Activities	46,722	-	46,722	100%
Net decrease in cash during period	$(1,480)	$(2,949)	$1,469	(50%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the three months ended March 31, 2025, net cash flows used in operating activities was $48,202, consisting of a net income of $1,279,508, decreased by gain on change in fair value of derivative liabilities, and increased by depreciation of $322 and amortization of debt discount of $41,673 and net changes in operating liabilities of $92,608.

During the three months ended March 31, 2024, net cash flows used in operating activities was $2,949 consisting of a net loss of $2,229,800, decreased by loss on change in fair value of derivative liabilities of $2,108,611 and amortization of debt discount of $22,652 and net changes in operating assets and liabilities of $95,588.

Cash Flows from Investing Activities

There were no investing activities during the three months ended March 31, 2025 and 2024.

Cash Flows from Financing Activities

During the three months ended March 31, 2025 and March 31, 2024, net cash provided by financing activities was $46,722 and $0 attributed to proceeds from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As of March 31, 2025, the Company had the following convertible notes and promissory notes of $1,107,974 in default:

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: May 19, 2025	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	May 19, 2025
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

