Form 10-Q
period 2025-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2025-08-14
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

5,361,510,636 shares of common stock issued and outstanding as of August 13, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$113,148	$2,193
Prepaid expenses	41,120	-
Total Current Assets	154,268	2,193

Equipment, net of depreciation	1,715	2,359
Total Assets	$155,983	$4,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,622	$1,724
Accounts payable - related party	788,628	743,628
Accrued interest payable	1,061,290	922,924
Deferred revenue	45,000	-
Promissory notes in default	340,000	340,000
Convertible notes in default	885,474	767,974
Convertible notes, net of $231,472 and $81,526 debt discount, respectively	72,250	89,474
Derivative liabilities	4,519,862	3,070,137
Total Current Liabilities	7,718,126	5,935,861

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 4,604,844,036 and 4,504,844,036 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,604,846	4,504,846
Additional paid-in capital	649,521	734,640
Accumulated deficit	(12,816,510)	(11,170,795)
Total stockholders’ deficit	(7,562,143)	(5,931,309)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$155,983	$4,552

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$25,551	$34,480	$53,038	$79,508
Cost of services	12,650	23,340	23,714	57,543
GROSS PROFIT	12,901	11,140	29,324	21,965

OPERATING EXPENSES
Management salaries	30,000	30,000	60,000	60,000
Selling, general and administrative expenses	65,122	12,741	79,068	24,514
Professional fees	24,498	68,605	71,445	76,252
Total Operating Expenses	119,620	111,346	210,513	160,766

OPERATING LOSS	(106,719)	(100,206)	(181,189)	(138,801)

OTHER EXPENSE
Interest expense	(130,307)	(95,114)	(238,642)	(177,708)
Gain (Loss) on change in fair value of derivative liabilities	(2,688,197)	1,584,685	(1,225,884)	(523,926)
Total Other Income (Expense)	(2,818,504)	1,489,571	(1,464,526)	(701,634)

Income (Loss) before Income Taxes	(2,925,223)	1,389,365	(1,645,715)	(840,435)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(2,925,223)	$1,389,365	$(1,645,715)	$(840,435)

Basic Income (Loss) per Common Share	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted Income per Common Share	-	$0.00	-	-
Basic Weighted Average Shares of Common Stock Outstanding	4,674,074,805	3,711,714,036	4,589,926,909	3,972,664,190
Diluted Weighted Average Shares of Common Stock Outstanding	4,674,074,805	13,853,459,194	4,589,926,909	3,972,664,190

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

Three and Six Months Ended June 30, 2025

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2024	51	$-	4,504,844,036	$4,504,846	$734,640	$(11,170,795)	$(5,931,309)
Shares of common stock issued for exercise of warrants	-	-	100,000,000	100,000	(85,119)	-	14,881
Net Income	-	-	-	-	-	1,279,508	1,279,508
Balance - March 31, 2025	51	$-	4,604,844,036	$4,604,846	$649,521	$(9,891,287)	$(4,636,920)

Net loss	-	-	-	-	-	(2,925,223)	(2,925,223)
Balance - June 30, 2025	51	$-	4,604,844,036	$4,604,846	$649,521	$(12,816,510)	$(7,562,143)

Three and Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2023	51	$-	3,896,928,536	$3,896,930	$1,206,572	$(9,302,609)	$(4,199,107)
Shares of common stock issued for exercise of warrants	-	-	57,915,500	57,916	(38,216)	-	19,700
Net loss	-	-	-	-	-	(2,229,800)	(2,229,800)
Balance - March 31, 2024	51	$-	3,954,844,036	$3,954,846	$1,168,356	$(11,532,409)	$(6,409,207)
Net income	-	-	-	-	-	1,389,365	1,389,365
Balance - June 30, 2024	51	$-	3,954,844,036	$3,954,846	$1,168,356	$(10,143,044)	$(5,019,842)

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,645,715)	$(840,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	643	-
Loss on change in fair value of derivative liabilities	1,225,884	523,926
Amortization of debt discount	100,276	56,097
Changes in operating assets and liabilities:
Prepaid expense	(41,120)	-
Accounts payable and accrued liabilities	3,899	(9,045)
Accounts payable - related party	45,000	55,500
Accrued interest payable	138,366	121,611
Deferred revenue	45,000	-
Net cash used in operating activities	(127,767)	(92,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	238,722	97,500
Net cash provided by financing activities	238,722	97,500

Net change in cash and cash equivalents	110,955	5,154
Cash and cash equivalents - beginning of period	2,193	5,295
Cash and cash equivalents - end of period	$113,148	$10,449

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$238,722	$-
Shares of common stock issued for exercise of warrants	$14,881	$19,700

 The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $113,148 and $2,193 in cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

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

Live Events (on-line Pay-Per-View)

1. Identify the contract

The Company stated in the Company website the pricing of the on-line Pay-Per-View live events

2. Identify performance obligations

The type and details of the on-line Pay-Per-View live events are stated in the Company website

3. Determine transaction price

The pricing of the on-line Pay-Per-View events (transaction price as a whole) are stated in the Company website

4. Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5. Recognize revenue

Revenue is recognized when the Company has satisfied all of the obligations upon completion of the on-line PPV shows. The Company provided the customers with options to pay via PayPal or credit cards. The former goes into the Company’s PayPal account and the latter is handled by the Company’s credit card processor (Stripe) and deposited into its account at the end of the month along with all other credit card purchase at the Company website.

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

3. Determine transaction price

The pricing of the sponsorship (transaction price as a whole) is stated in the contract

4. Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5. Recognize revenue

Revenue is recognized when the Company has satisfied all of the obligations when it has performed the sponsorship services. Funds are paid via check or wire.

Site Subscriptions

1. Identify the contract

The Company stated in its website the site subscription fees.

2. Identify performance obligations

The benefits and features of the subscription are stated in the Company website

3. Determine transaction price

The pricing of the subscription (transaction price as a whole) is stated in the Company website

4. Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5. Recognize revenue

Revenue is recognized when the Company confirms member subscription after payment is made. The customers pay through credit card on a recurring monthly basis through Stripe.

Advertising

1. Identify the contract

The Company has entered into agreement with the client

2. Identify performance obligations

The type and details of the advertisement are stated in the contract

3. Determine transaction price

The pricing of the advertisement (transaction price as a whole) is stated in the contract

4. Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5. Recognize revenue

Revenue is recognized when the Company has satisfied all of the obligations when it has performed the advertising services. Funds are paid via check or wire.

The below table shows the revenue by revenue stream for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue Stream	2025	2024	2025	2024

Live events and site subscriptions	$13,742	$5,834	$27,846	$17,469
Sponsorship	2,500	-	2,500	16,000
Advertising	9,309	28,646	22,692	46,039
Total Revenue	$25,551	$34,480	$53,038	$79,508

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

Three Months and Six Months Ended June 30, 2025

For the three months and six months ended June 30, 2025, 17,157,851,824 shares of common stock from the convertible notes and warrants were not included in the calculation of diluted loss per share as their effect would be antidilutive.

June 30,
2025
(Shares)
Convertible notes payable	12,268,965,139
Warrants	4,888,886,685
17,157,851,824

Three Months and Six Months Ended June 30, 2024

For the three months ended June 30, 2024, 10,141,745,158 shares of common stock from the convertible notes and warrants were included in the calculation of diluted earnings per share.

For the six months ended June 30, 2024, 10,141,745,158 shares of common stock from the convertible notes and warrants were not included in the calculation of diluted loss per share as their effect would be antidilutive.

June 30,
2024
(Shares)
Convertible notes payable	7,916,745,139
Warrants	2,225,000,019
10,141,745,158

Related Party Balances and Transactions

The Company follows Financial Accounting Standards Board (“FASB”) ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 9)

Convertible Instruments and Derivatives

The Company analysed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

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

The following table summarizes fair value measurement by level at June 30, 2025 and December 31, 2024, measured at fair value on a recurring basis:

June 30, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$4,519,862	$4,519,862

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$3,070,137	$3,070,137

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

The valuation allowance increased by $88,083 and $66,467 from December 31, 2024 to June 30, 2025 and from December 31, 2023 to June 30, 2024, respectively.

Recent Accounting Pronouncements

We have evaluated all recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 has not had a material effect on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s financial statements and disclosures.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

During the six months ended June 30, 2025, the Company issued 100,000,000 shares of common stock for the exercise of 150,000,000 units of share purchase warrants.

During the six months ended June 30, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants.

As of June 30, 2025 and December 31, 2024, the issued and outstanding common stock was 4,604,844,036 shares and 4,504,844,036 shares, respectively.

The number of authorized common shares are less than the dilutive shares for convertible and warrants plus the outstanding common shares. Series A preferred shares control approximately 51% of the total voting power and therefore they control the board of directors. The board of directors have indicated that when necessary, they will increase the shares to accommodate these shares.

When common stock equivalents and shares issued and outstanding exceeds the authorized number of shares, then it will trigger derivative treatment for all convertible notes. The Company has accounted for them as such and has recorded derivative liabilities on its convertible notes and warrants.

NOTE 5 – WARRANTS

The table below summarizes the activity of warrants exercisable for shares of common stock during the six months ended June 30, 2025 and year ended December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2023	5,594,708,812	$0.0002
Granted	1,745,000,000	0.0002
Redeemed	-	-
Exercised	(204,411,448)	0.0002
Forfeited	-	-
Balances as of December 31, 2024	7,135,297,364	$0.0002
Granted	5,004,440,000	0.0001
Redeemed	-	-
Exercised	(150,000,000)	0.0001
Forfeited	-	-
Balances as of June 30, 2025	11,989,737,364	$0.0002

During the six months ended June 30, 2025 and 2024, the Company issued 100,000,000 shares and 57,915,500 shares of common stock for the exercise of 150,000,000 units and 71,078,114 units of share purchase warrants, respectively.

During the six months ended June 30, 2025 and 2024, the Company granted warrants to purchase 5,004,440,000 shares and 0 shares of common stock issued in conjunction with convertible notes issued during the same period, respectively.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Exercise price	$0.0001	$0.0002
Expected term	5 years	5 years
Expected average volatility	398% - 417%	350%
Expected dividend yield	-	-
Risk-free interest rate	3.72% - 4.08%	4.47%

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2025:

	Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
11,989,737,364	2.88	$0.0001	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2025 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of June 30, 2025, the aggregate intrinsic value of warrants outstanding was approximately $977,777 based on the closing market price of $0.0002 on June 30, 2025.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of June 30, 2025 and December 31, 2024, the Company valued the fair value on the 11,989,737,364 and 7,135,297,364 units of common stock purchase warrants granted at $2,308,978 and $1,445,732 based on Black-Scholes option valuation model, respectively, which is included within derivative liabilities on the balance sheets.

NOTE 6 – PROMISSORY NOTES

The Company had the following promissory notes payable as at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Promissory Notes to Auctus Fund	$340,000	$340,000
Total Promissory Notes	$340,000	$340,000

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on March 4, 2022. In conjunction with the promissory note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for an original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method. As of June 30, 2025 and December 31, 2024, the note is presented at $300,000, net of debt discount of $0. The note is currently in default.

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on December 6, 2022. In conjunction with the promissory note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 5) The note was discounted for an original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method. As of June 30, 2025 and December 31, 2024, the note is presented at $40,000, net of debt discount of $0. The note is currently in default.

During the six months ended June 30, 2025 and 2024, interest expense of $26,183 and $26,328 was incurred on the promissory notes, respectively. During the three months ended June 30, 2025 and 2024, interest expense of $13,164 and $13,164, respectively. As of June 30, 2025 and December 31, 2024, accrued interest payable on the promissory note was $217,737 and $191,554, respectively.

NOTE 7 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Convertible Notes in default	$885,474	$767,974

Convertible Notes	303,722	171,000
Less: Unamortized debt discount	(231,472)	(81,526)
	72,250	89,474

Total	$957,724	$857,448

Convertible Notes Payable to Auctus Fund

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

As of June 30, 2025 and December 31, 2024, the principal due on the note is $1,265.

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

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $50,745.

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

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $30,000.

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

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $48,500.

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

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 500,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share. During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants. During the year ended December 31, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants. During six months ended June 30, 2025, 38 units of share purchase warrants were exercised. Through June 30, 2025, all warrants were exercised.

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $100,000.

This note is currently in default.

Auctus#9

On August 4, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $31,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The convertible promissory note matures on August 4, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price during the previous five trading date period ending on the latest completed trading Day prior to the date of this Note and (ii) Variable Conversion Price, that is Market Price being the volume weighted average price (VWAP) for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $31,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 206,666,666 shares of common stock, exercisable for five years from issuance at $0.0003 per share. During the year ended December 31, 2024, the Company issued 100,000,000 shares of common stock for the exercise of 133,333,334 units of share purchase warrants. During the six months ended June 30, 2025, 73,333,332 units of share purchase warrants were exercised. Through June 30, 2025, all warrants were exercised.

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $31,000.

This note is currently in default.

Auctus#10

On November 2, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $225,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The promissory note matures on November 2, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price and (ii) Variable Conversion Price, that is Market Price being the lowest trading price or the common stock during the one trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $225,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share and returnable warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. During the six months ended June 30, 2025, 76,666,630 units of share purchase warrants were exercised. As of June 30, 2025, 2,148,333,370 units of purchase warrants were outstanding.

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $225,000.

This note is currently in default.

Auctus#13

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 16% per annum. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $52,000 is being amortized over the life of the note using the effective interest method. As of December 31, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 104,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 104,000,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $52,000.

This note is currently in default.

Auctus#14

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $18,520 is being amortized over the life of the note using the effective interest method. As of December 31, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 37,040,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 37,040,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $18,520.

This note is currently in default.

Auctus#15

On July 18, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $86,444. The convertible promissory note matures on July 18, 2024 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $29,111 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $15,908. As of June 30, 2025 and December 31, 2024, the unamortized note discount was fully amortized.

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $86,444.

This note is currently in default.

Auctus#16

On October 10, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,000 for proceeds of $59,000. The convertible promissory note matures on October 10, 2024 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $62,000 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $48,109. As of June 30, 2025 and December 31, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 92,441,997 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 92,441,997 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $62,000.

This note is currently in default.

Auctus#17

On May 22, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $101,000 for proceeds of $97,500. The convertible promissory note matures on May 22, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. On August 8, 2024, the Company entered into an agreement with Auctus Fund, LLC to amend the principal amount for a convertible note from $101,000 to $117,500. The additional $16,500 was wired to the Company by the noteholder on July 9, 2024. The note was discounted for a derivative and the discount of $101,000 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2025, the amortization of note discount was $39,293. As of June 30, 2025, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 505,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0002 per share and warrants to purchase 505,000,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $117,500.

This note is currently in default.

Auctus#18

On September 3, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $33,500 for proceeds of $33,500. The convertible promissory note matures on September 3, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. The note was discounted for a derivative and the discount of $33,500 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2025, the amortization of note discount was $16,612. As of June 30, 2025, the unamortized note discount was $6,609. In conjunction with the convertible note, the Company issued warrants to purchase 167,500,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0002 per share and warrants to purchase 167,500,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2025 and December 31, 2024, the principal amount due on the note is $26,891 and $10,279, respectively.

Auctus#19

On December 13, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $20,000 for proceeds of $20,000. The convertible promissory note matures on December 13, 2025 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. The note was discounted for a derivative and the discount of $20,000 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2025, the amortization of note discount was $9,918. As of June 30, 2025, the unamortized note discount was $9,096. In conjunction with the convertible note, the Company issued warrants to purchase 200,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0001 per share and warrants to purchase 200,000,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2025 and December 31, 2024, the principal amount of the note is $10,904 and $986, respectively.

Auctus#20

On March 5, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $50,222 for proceeds of $46,722. The convertible promissory note matures on March 5, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. The note was discounted for a derivative and the discount of $50,222 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2025, the amortization of note discount was $16,099. As of June 30, 2025, the unamortized note discount was $34,123. In conjunction with the convertible note, the Company issued warrants to purchase 502,220,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0001 per share and warrants to purchase 502,220,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2025, the principal amount of the note is $16,099.

Auctus#21

On April 30, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 for proceeds of $96,000. The convertible promissory note matures on April 30, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2025, the amortization of note discount was $16,712. As of June 30, 2025, the unamortized note discount was $83,288. In conjunction with the convertible note, the Company issued warrants to purchase 1,000,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0001 per share and warrants to purchase 1,000,000,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2025, the principal amount of the note is $16,712.

Auctus#22

On June 24, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 for proceeds of $96,000. The convertible promissory note matures on June 24, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2025, the amortization of note discount was $1,644. As of June 30, 2025, the unamortized note discount was $98,356. In conjunction with the convertible note, the Company issued warrants to purchase 1,000,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0001 per share and warrants to purchase 1,000,000,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2025, the principal amount of the note is $1,644.

Amortization of note discount

For the six months ended June 30, 2025 and 2024, the total amortization on note discount was $100,276 and $56,097 recorded under Interest Expense in the Statements of Operations, respectively. For the three months ended June 30, 2025 and 2024, the total amortization on note discount was $58,603 and $33,445 recorded under Interest Expense in the Statements of Operations, respectively.

Accrued interest on convertible notes

During the six months ended June 30, 2025 and 2024, interest expense of $112,183 and $95,284 was incurred on convertible notes, respectively. During the three months ended June 30, 2025 and 2024, interest expense of $58,540 and $48,505 was incurred on convertible notes, respectively. As of June 30, 2025 and December 31, 2024, accrued interest payable on convertible notes was $843,552 and $731,369, respectively.

NOTE 8 - DERIVATIVE LIABILITY

The Company analysed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2025 and December 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

	June 30,	December 31,
	2025	2024
Expected term	0.20 - 0.98 years	0.39 - 0.95 years
Expected average volatility	267% - 660%	189% - 913%
Expected dividend yield	-	-
Risk-free interest rate	3.96% - 4.40%	3.98% - 5.48%

The following table summarizes the derivative liabilities included in the balance sheets at June 30, 2025 and December 31, 2024:

Balance - December 31, 2023	$1,838,806
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	144,500
Reduction of derivative liabilities from exercise of warrants	(45,983)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	456,471
Loss on change in fair value of the derivative	676,343
Balance - December 31, 2024	$3,070,137
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	238,722
Reduction of derivative liabilities from exercise of warrants	(14,881)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	508,128
Loss on change in fair value of the derivative	717,756
Balance - June 30, 2025	$4,519,862

The following table summarizes the loss (gain) on derivative liability included in the statements of operations for the three months and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Day one loss due to derivative liabilities on convertible notes and warrants	$404,231	$203,010	$508,128	$203,010
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	$2,283,966	$(1,787,695)	$717,756	$320,916
Loss (Gain) on change in fair value of derivative liabilities	$2,688,197	$(1,584,685)	$1,225,884	$523,926

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2025, the Company accrued $60,000 and $30,000 of salary payable to the Director of the Company, respectively.

During the three and six months ended June 30, 2024, the Company accrued $60,000 and $30,000 of salary payable to the Director of the Company, respectively.

During the three and six months ended June 30, 2025, the Company paid $15,000 and $9,000 owing to the Director of the Company for the accrued salaries, respectively.

During the three and six months ended June 30, 2024, the Company paid $4,500 and $2,500 owing to the Director of the Company for the accrued salaries, respectively.

As of June 30, 2025 and December 31, 2024, the total amount due to the related party was $788,628 and $743,628, respectively.

The terms and conditions are not necessarily indicative of what third parties would agree to.

NOTE 10 – SEGMENT REPORTING

Operating segments are comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: wrestling entertainment. The wrestling entertainment segment is comprised of the Company’s developing, producing, promoting, and distributing female wrestling events in the United States under the LFC brand name through live entertainment events, digital home videos, broadcast television networks, video on demand, and digital media channels. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

There are no pending or threatened legal proceedings as of June 30, 2025. The Company has no non-cancellable operating leases.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analysed its operations subsequent to June 30, 2025 to the date these financial statements were issued and has determined that it has the below subsequent events:

From July to August 2025, the Company issued 396,666,600 shares of common stock for the exercise of 594,999,900 units of purchase warrants.

In July 2025, the Company issued 360,000,000 shares of common stock valued at $47,000 to consultants for service rendered.

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

We are a media company focused on the development, production, promotion and distribution of original entertainment which we make commercially available predominantly through live entertainment events, as well as through digital home video, broadcast television networks, video-on-demand, streaming platforms and digital media channels.

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

Our mission is to continually increase the popularity of the LFC league and brand by holding live events around the world and to promote our athletes via a reality series and merchandise such as t-shirts and calendars. Our uniqueness is derived from our all female league structure, where a diverse roster of beautiful, athletic women engage in wrestling and MMA fighting techniques against one another for purposes of delivering high quality entertainment to mature audiences.

Management believes that LFC’s unique content gives us a substantial competitive advantage to build the popularity of the league and the fighters.

Recent Business Development

LFC recently held two events in the UK including LFC43: Sindependence Day 2 on the 4th of July in London which is the best-selling LFC event to date. The company’s social media reach has nearly doubled in the past 3 months from 1 million followers to nearly 2 million.

LFC has added Maybacks Global, MMATV and ToroTV to its list of broadcasters and are currently in discussions with several large potential sponsors and are working on a tour with a major music act.

Last month the company uplisted to the newly created OTCID platform at OTC Markets.

Results of Operations

Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

Our operating results for the three months ended June 30, 2025 and June 30, 2024, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,		Changes
Statement of Operations Data:	2025	2024	Amount	%

Revenue	$25,551	$34,480	$(8,929)	(26)%
Cost of Services	(12,650)	(23,340)	10,690	(46)%
Gross profit	12,901	11,140	1,761	16%
Total operating expenses	(119,620)	(111,346)	(8,274)	7%
Other income (expense)	(2,818,504)	1,489,571	(4,308,075)	(289)%
Net Income (loss)	$(2,925,223)	$1,389,365	$(4,314,588)	(311)%

Revenue

We generated revenues of $25,551 and $34,480 for the three months ended June 30, 2025 and 2024, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship and site subscription. The decrease in revenues was attributed to a decrease in advertising revenue.

Cost of Services

We incurred total cost of services of $12,650 and $23,340 for the three months ended June 30, 2025 and 2024, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The decrease in cost of services was mainly due to a decrease in production cost.

Gross Profit

We recognized gross profit of $12,901 and $11,140 for the three months ended June 30, 2025 and 2024, respectively. The increase in gross profit was mainly due to the decrease in cost of services during the three months ended June 30, 2025.

Operating Expenses

We incurred total operating expenses of $119,620 and $111,346 for the three months ended June 30, 2025 and 2024, respectively. The increase in operating expenses was primarily due to the increase in travel cost for UK shows.

Other Income (Expense)

We incurred other expense of $2,818,504 and recognized other income of $1,489,571 for the three months ended June 30, 2025 and 2024, respectively. The increase in other expense was due to an increase in loss on changes in fair value of derivatives from the convertible notes and warrants due to the increase in the Company’s stock price during the three months ended June 30, 2025 from the prior three months period ended March 31, 2025.

Net Income (Loss)

We incurred net loss of $2,925,223 and recognized net income of $1,389,365 during the three months ended June 30, 2025 and 2024, respectively. The increase in net loss was mainly attributed to an increase in loss on changes in fair value of derivatives from the convertible notes and warrants.

Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

Our operating results for the six months ended June 30, 2025 and 2024, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	June 30,		Changes
Statement of Operations Data:	2025	2024	Amount	%

Revenue	$53,038	$79,508	$(26,470)	(33)%
Cost of services	(23,714)	(57,543)	33,829	(59)%
Gross profit	29,324	21,965	7,359	34%
Total operating expenses	(210,513)	(160,766)	(49,747)	31%
Other income (expense)	(1,464,526)	(701,634)	(762,892)	109%
Net income (loss)	$(1,645,715)	$(840,435)	$(805,280)	96%

Revenues

We generated revenues of $53,038 and $79,508 for the six months ended June 30, 2025 and 2024, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming and site subscription. The decrease in revenues was attributed to a decrease in advertising revenue and sponsorship revenue

Cost of Services

We incurred cost of services of $23,714 and $57,543 for the six months ended June 30, 2025 and 2024, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The decrease in cost of services was mainly due to a decrease in production cost.

Gross Profit

We recognized gross profit of $29,324 and $21,965 for the six months ended June 30, 2025 and 2024, respectively. The increase in gross profit was attributed to a decrease in cost of services.

Operating Expenses

We incurred operating expenses of $210,513 and $160,766 for the six months ended June 30, 2025 and 2024, respectively. The increase in operating expenses was primarily due to the increase in travel cost for UK shows.

Other Income (Expenses)

We incurred other expense of $1,464,526 and $701,634 for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred loss on changes in fair value of derivatives from the convertible notes and warrants of $1,225,884 and recorded loss on changes in fair value of derivatives from the convertible notes and warrants of $523,926, respectively.

Net Income (Loss)

We incurred net loss of $1,645,715 and $840,435 during the six months ended June 30, 2025 and 2024, respectively. The increase in net loss was mainly due to the increase in other expense and operating expenses.

Liquidity and Capital Resources

	June 30,	December 31,	Changes
Working Capital Data:	2025	2024	Amount	%

Current Assets	$154,268	$2,193	$152,075	6,935%
Current Liabilities	$7,718,126	$5,935,861	$1,782,265	30%
Working Capital Deficiency	$(7,563,858)	$(5,933,668)	$(1,630,190)	27%

At June 30, 2025, we had a working capital deficiency of $7,563,858 and an accumulated deficit of $12,816,510. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2025

The increase in working capital deficiency of $7,563,858 as of June 30, 2025 from $5,933,668 as of December 31, 2024 was mainly due to the increase in derivative liabilities and accrued interest payable.

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

The following table sets forth certain information about our cash flow during the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended
	June 30,		Changes
Cash Flows Data:	2025	2024	Amount	%

Cash Flows used in Operating Activities	$(127,767)	$(92,346)	$(35,421)	38%
Cash Flows used in Investing Activities	-	-	-	0%
Cash Flows provided by Financing Activities	238,722	97,500	141,222	145%
Net changes in cash during period	$110,955	$5,154	$105,801	2,053%

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the six months ended June 30, 2025, net cash flows used in operating activities was $127,767, consisting of a net loss of $1,645,715, decreased by loss on change in fair value of derivative liabilities of $1,225,884, amortization of debt discount of $100,276 and depreciation of $643 and net changes in operating liabilities of $191,145.

During the six months ended June 30, 2024, net cash flows used in operating activities was $92,346 consisting of a net loss of $840,435, decreased by loss on change in fair value of derivative liabilities of $523,926 and amortization of debt discount of $56,097 and net changes in operating assets and liabilities of $168,066.

Cash Flows from Investing Activities

There were no investing activities during the six months ended June 30, 2025 and 2024.

Cash Flows from Financing Activities

During the six months ended June 30, 2025 and June 30, 2024, net cash provided by financing activities was $238,722 and $97,500 attributed to proceeds from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 4, 2025, the Company issued 100,000,000 shares of common stock for the exercise of 150,000,000 units of share purchase warrants.

Item 3. Defaults Upon Senior Securities

As of June 30, 2025, the Company had the following convertible notes and promissory notes of $1,225,474 in default:

			Net
	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
Auctus#11	3/4/2021	3/4/2022	$300,000
Auctus#12	12/6/2021	12/6/2022	$40,000
Auctus#13	5/16/2022	5/16/2023	$52,000
Auctus#14	10/31/2022	10/31/2023	$18,520
Auctus#15	7/18/2023	7/18/2024	$86,444
Auctus#16	10/10/2023	10/10/2024	$62,000
Auctus#17	5/22/2024	5/22/2025	$117,500
			$1,225,474

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: August 14, 2025	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	Dated: August 14, 2025
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

