Form 10-Q
period 2025-09-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2025-11-12
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

5,361,510,636 shares of common stock issued and outstanding as of November 10, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$79,819	$2,193
Accounts receivable	8,101	-
Prepaid expenses	12,325	-
Total Current Assets	100,245	2,193

Equipment, net of depreciation	1,394	2,359
Intangible assets - digital assets	121,673	-
Total Assets	$223,312	$4,552

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,787	$1,724
Accounts payable - related party	811,628	743,628
Accrued interest payable	1,143,241	922,924
Deferred revenue	16,667	-
Promissory notes in default	340,000	340,000
Convertible notes in default	918,974	767,974
Convertible notes, net of $377,057 and $81,526 debt discount, respectively	143,165	89,474
Derivative liabilities	2,956,313	3,070,137
Total Current Liabilities	6,344,775	5,935,861

Deferred revenue - non-current	29,167	-
Total Liabilities	6,373,942	5,935,861
Commitments and Contingencies (Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 10,000,000,000 shares authorized, 5,361,510,636 and 4,504,844,036 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5,361,513	4,504,846
Additional paid-in capital	23,429	734,640
Accumulated deficit	(11,535,572)	(11,170,795)
Total stockholders' deficit	(6,150,630)	(5,931,309)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$223,312	$4,552

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$34,122	$23,533	$87,160	$103,041
Cost of services	145,425	12,509	169,139	70,052
GROSS PROFIT (LOSS)	(111,303)	11,024	(81,979)	32,989

OPERATING EXPENSES
Management salaries	30,000	30,000	90,000	90,000
Selling, general and administrative expenses	20,937	15,664	100,005	40,178
Professional fees	68,103	103,456	139,548	179,708
Professional fees - related party (including stock-based compensation of $0 and $20,000, respectively)	-	20,000	-	20,000
Total Operating Expenses	119,040	169,120	329,553	329,886

OPERATING LOSS	(230,343)	(158,096)	(411,532)	(296,897)

OTHER EXPENSE
Interest expense	(186,366)	(109,820)	(425,008)	(287,528)
Gain (Loss) on change in fair value of derivative liabilities	1,716,474	(502,228)	490,590	(1,026,154)
Unrealized loss on change in fair value of digital assets	(18,827)	-	(18,827)	-
Total Other Income (Expense)	1,511,281	(612,048)	46,755	(1,313,682)

Income (Loss) before Income Taxes	1,280,938	(770,144)	(364,777)	(1,610,579)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$1,280,938	$(770,144)	$(364,777)	$(1,610,579)

Basic Income (Loss) per Common Share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted Income per Common Share	$0.00	$(0.00)	$(0.00)	$(0.00)
Basic Weighted Average Shares of Common Stock Outstanding	5,528,901,940	4,371,604,302	5,351,620,526	4,056,308,720
Diluted Weighted Average Shares of Common Stock Outstanding	21,644,020,925	4,371,604,302	5,351,620,526	4,056,308,720

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

Three and Nine Months Ended September 30, 2025

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2024	51	$-	4,504,844,036	$4,504,846	$734,640	$(11,170,795)	$(5,931,309)
Common stock issued for exercise of warrants	-	-	100,000,000	100,000	(85,119)	-	14,881
Net income	-	-	-	-	-	1,279,508	1,279,508
Balance - March 31, 2025	51	$-	4,604,844,036	$4,604,846	$649,521	$(9,891,287)	$(4,636,920)

Net loss	-	-	-	-	-	(2,925,223)	(2,925,223)
Balance - June 30, 2025	51	$-	4,604,844,036	$4,604,846	$649,521	$(12,816,510)	$(7,562,143)

Common stock issued for exercise of warrants	-	-	396,666,600	396,667	(313,092)	-	83,575
Common stock issued for services	-	-	360,000,000	360,000	(313,000)	-	47,000
Net income	-	-	-	-	-	1,280,938	1,280,938
Balance - September 30, 2025	51	$-	5,361,510,636	$5,361,513	$23,429	$(11,535,572)	$(6,150,630)

Three and Nine Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2023	51	$-	3,896,928,536	$3,896,930	$1,206,572	$(9,302,609)	$(4,199,107)
Shares of common stock issued for exercise of warrants	-	-	57,915,500	57,916	(38,216)	-	19,700
Net loss	-	-	-	-	-	(2,229,800)	(2,229,800)
Balance - March 31, 2024	51	$-	3,954,844,036	$3,954,846	$1,168,356	$(11,532,409)	$(6,409,207)
Net income	-	-	-	-	-	1,389,365	1,389,365
Balance - June 30, 2024	51	$-	3,954,844,036	$3,954,846	$1,168,356	$(10,143,044)	$(5,019,842)
Shares of common stock issued for exercise of warrants	-	-	100,000,000	100,000	(73,716)	-	26,284
Share of common stocked issued for stock-based compensation	-	-	350,000,000	350,000	(280,000)	-	70,000
Share of common stocked issued for stock-based compensation - related parties	-	-	100,000,000	100,000	(80,000)	-	20,000
Net loss	-	-	-	-	-	(770,144)	(770,144)
Balance - September 30, 2024	51	$-	4,504,844,036	$4,504,846	$734,640	$(10,913,188)	$(5,673,702)

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(364,777)	$(1,610,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	965	-
Stock-based compensation	47,000	70,000
Stock-based compensation - related party	-	20,000
(Gain) Loss on change in fair value of derivative liabilities	(490,590)	1,026,154
Loss on change in fair value of digital assets	18,827	-
Amortization of debt discount	204,691	100,408
Changes in operating assets and liabilities:
Accounts receivable	(8,101)	-
Prepaid expense	(12,325)	-
Accounts payable and accrued liabilities	13,064	(8,563)
Accounts payable - related party	68,000	79,000
Accrued interest payable	220,317	187,120
Deferred revenue	45,833	-
Net cash used in operating activities	(257,096)	(136,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of digital assets	(140,500)	-
Net cash used in investing activities	(140,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	475,222	144,000
Net cash provided by financing activities	475,222	144,000

Net change in cash and cash equivalents	77,626	7,540
Cash and cash equivalents - beginning of period	2,193	5,295
Cash and cash equivalents - end of period	$79,819	$12,835

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$475,222	$134,500
Shares of common stock issued for exercise of warrants	$98,456	$45,984

 The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $79,819 and $2,193 in cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Accounts Receivable

Accounts receivables are recorded in accordance with ASC 310, “Receivables,” at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on the management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of September 30, 2025 and December 31, 2024, the Company had accounts receivable of $8,101 and $0, respectively.

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

Deferred Revenue

Deferred revenue relates to broadcasting revenue of $50,000 over period of 36 months commencing from July 4th, 2025. As of September 30, 2025, the deferred revenue was $45,834, including current portion of $16,667 and non-current portion of $29,167.

The below table shows the revenue by revenue stream for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue Stream	2025	2024	2025	2024

Live events, broadcasting and site subscriptions	$1,005	$6,908	$28,851	$24,377
Sponsorship	-	-	2,500	16,000
Advertising	33,117	16,625	55,809	62,664
Total Revenue	$34,122	$23,533	$87,160	$103,041

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

Three Months and Nine Months Ended September 30, 2025

For the three months ended September 30, 2025, 16,115,118,985 shares of common stock from the convertible notes and warrants were included in the calculation of diluted earnings per share.

For the nine months ended September 30, 2025, 16,115,118,985 shares of common stock from the convertible notes and warrants were not included in the calculation of diluted loss per share as their effect would be antidilutive.

September 30,
2025
(Shares)
Convertible notes payable	16,115,118,985
16,115,118,985

Three Months and Nine Months Ended September 30, 2024

For the three months and nine months ended September 30, 2024, 10,391,745,158 shares of common stock from the convertible notes and warrants were not included in the calculation of diluted loss per share as their effect would be antidilutive.

September 30,
2024
(Shares)
Convertible notes payable	8,166,745,139
Warrants	2,225,000,019
10,391,745,158

Related Party Balances and Transactions

The Company follows Financial Accounting Standards Board (“FASB”) ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 10)

Convertible Instruments and Derivatives

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

The intangible assets – digital assets, classified as a level 1 assets, are the only financial assets measured at fair value on a recurring basis. (See Note 4)

The derivative liability in connection with the conversion feature of the convertible debts and warrants, classified as a level 3 liability, are the only financial liabilities measured at fair value on a recurring basis. (See Note 8)

The following table summarizes fair value measurement by level at September 30, 2025 and December 31, 2024, measured at fair value on a recurring basis:

September 30, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,956,313	$2,956,313
Intangible assets - digital assets	$121,673	$-	$-	$121,673

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$3,070,137	$3,070,137
Intangible assets - digital assets	$-	$-	$-	$-

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

Digital Assets

In September 2025, the Company invested in digital assets to diversify and maximize returns on cash balances. The Company has ownership of and control over their digital assets. The digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

The Company determines and records the fair value of their digital assets in accordance with ASC Topic 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that they have determined is the principal market for such assets (Level 1 inputs). The Company determines the cost basis of their digital assets using the cost at the time of acquisition of each unit received. Realized and unrealized gains and losses are now recorded in the Company’s statements of operations.

The Company accounts for its digital assets, which are comprised solely of bitcoin and crypto, as indefinite-lived intangible assets. The Company’s digital assets are initially recorded at cost. Under the adoption of ASU 2023-08 on January 1, 2025, bitcoin assets are measured at fair value as of each reporting period. The Company determines the fair value of its bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred in the Company's statements of operations.

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

The valuation allowance increased by $175,673 and $122,729 from December 31, 2024 to September 30, 2025 and from December 31, 2023 to September 30, 2024, respectively.

Recent Accounting Pronouncements

The Company has evaluated all recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on its financial statements or disclosures upon adoption.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company’s digital assets holdings) to be measured at fair value in the balance sheets with gains and losses from changes in the fair value of such crypto assets recognized in net income/(loss) each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective September 12, 2025.

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

NOTE  4 – DIGITAL ASSETS

The table below summarizes the digital assets shown on the Company’s balance sheets as of September 30, 2025:

				Loss on
Digital assets	Quantity	Cost basis	Carrying value	change in fair value

Bitcoin	0.008	$1,000	$912	$(88)
Cronos	42,950	10,000	8,500	(1,500)
Ethereum	4.4471	20,000	18,438	(1,562)
Doge	402,846	109,500	93,823	(15,677)
	445,800.4551	$140,500	$121,673	$(18,827)

The table shows the quoted prices for each digital asset on the active exchange as of September 30, 2025:

Digital assets	Market Price

Bitcoin	$114,057.59
Cronos	$0.1979
Ethereum	$4,146.03
Doge	$0.2329

During the three and  nine months ended September 30, 2025, the Company acquired digital assets at total cost of $140,500 and recorded loss on change in fair value of digital assets of $18,827.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

Nine months ended September 30, 2025

During the nine months ended September 30, 2025, the Company issued 496,666,600 shares of common stock for the exercise of 744,999,900 units of share purchase warrants.

During the nine months ended September 30, 2025, the Company issued 360,000,000 shares of common stock valued at $47,000 to consultants for service rendered.

Nine months ended September 30, 2024

During the nine months ended September 30, 2024, the Company issued 157,915,500 shares of common stock for the exercise of 204,411,448 units of share purchase warrants.

During the nine months ended September 30, 2024, the Company issued 100,000,000 shares of common stock to the Director of the Company for service rendered valued at $20,000.

During the nine months ended September 30, 2024, the Company issued an aggregate of 350,000,000 shares of common stock to the consultants of the Company for service rendered valued at $70,000.

As of September 30, 2025 and December 31, 2024, the issued and outstanding common stock was 5,361,510,636 shares and 4,504,844,036 shares, respectively.

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

NOTE 6 – WARRANTS

The table below summarizes the activity of warrants exercisable for shares of common stock during the nine months ended September 30, 2025 and year ended December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2023	5,594,708,812	$0.0002
Granted	1,745,000,000	0.0002
Redeemed	-	-
Exercised	(204,411,448)	0.0002
Forfeited	-	-
Balances as of December 31, 2024	7,135,297,364	$0.0002
Granted	10,004,440,000	0.0001
Redeemed	-	-
Exercised	(744,999,900)	0.0001
Forfeited	-	-
Balances as of September 30, 2025	16,394,737,464	$0.0002

During the nine months ended September 30, 2025 and 2024, the Company issued 496,666,600 shares and 157,915,500 shares of common stock for the exercise of 744,999,900 units and 204,411,448 units of share purchase warrants, respectively.

During the nine months ended September 30, 2025 and 2024, the Company granted warrants to purchase 10,004,440,000 shares and 1,345,000,000 shares of common stock issued in conjunction with convertible notes issued during the same period, respectively.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Exercise price	$0.0001	$0.0002
Expected term	5 years	5 years
Expected average volatility	398% - 417%	340-350%
Expected dividend yield	-	-
Risk-free interest rate	3.72% - 4.08%	3.43%-4.47%

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2025:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
16,394,737,464	3.41	$0.0002	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2025 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of September 30, 2025, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0001 on September 30, 2025.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of September 30, 2025 and December 31, 2024, the Company valued the fair value on the 16,394,737,464 and 7,135,297,364 units of common stock purchase warrants granted at $1,512,946 and $1,445,732 based on Black-Scholes option valuation model, respectively, which is included within derivative liabilities on the balance sheets.

NOTE 7 – PROMISSORY NOTES

The Company had the following promissory notes payable as at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Promissory Notes to Auctus Fund	$340,000	$340,000
Total Promissory Notes	$340,000	$340,000

Auctus 11

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on March 4, 2022. In conjunction with the promissory note, the Company issued warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share and returnable warrants to purchase 150,000,000 shares of common stock, exercisable for five years from issuance at $0.002 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 6) During the nine months ended September 30, 2025, 285,000,000 units of share purchase warrants were exercised. As of September 30, 2025, 15,000,000 units of purchase warrants were outstanding. The note was discounted for an original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which is being amortized over the life of the note using the effective interest method. As of September 30, 2025 and December 31, 2024, the note is presented at $300,000, net of debt discount of $0. The note is currently in default.

Auctus 12

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on December 6, 2022. In conjunction with the promissory note, the Company issued first common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share and second common stock purchased warrants to purchase 50,000,000 shares of common stock, exercisable for five years from issuance at $0.0008 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 6) The note was discounted for an original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which is being amortized over the life of the note using the effective interest method. As of September 30, 2025 and December 31, 2024, the note is presented at $40,000, net of debt discount of $0. The note is currently in default.

During the nine months ended September 30, 2025 and 2024, interest expense of $39,492 and $39,636 was incurred on the promissory notes, respectively. During the three months ended September 30, 2025 and 2024, interest expense was $13,309 and $13,309, respectively. As of September 30, 2025 and December 31, 2024, accrued interest payable on the promissory note was $231,046 and $191,554, respectively.

NOTE 8 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Convertible Notes in default	$918,974	$767,974

Convertible Notes	520,222	171,000
Less: Unamortized debt discount	(377,057)	(81,526)
	143,165	89,474

Total	$1,062,139	$857,448

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

As of September 30, 2025 and December 31, 2024, the principal due on the note is $1,265.

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

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $50,745.

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

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $30,000.

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

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $48,500.

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

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 500,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share. During the year ended December 31, 2022, the Company issued 176,411,500 shares of common stock for the exercise of 201,613,143 units of share purchase warrants. During the year ended December 31, 2024, the Company issued 57,915,500 shares of common stock for the exercise of 71,078,114 units of share purchase warrants. During nine months ended September 30, 2025, 38 units of share purchase warrants were exercised. Through September 30, 2025, all warrants were exercised.

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $100,000.

This note is currently in default.

Auctus#9

On August 4, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $31,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The convertible promissory note matures on August 4, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price during the previous five trading date period ending on the latest completed trading Day prior to the date of this Note and (ii) Variable Conversion Price, that is Market Price being the volume weighted average price (VWAP) for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $31,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 206,666,666 shares of common stock, exercisable for five years from issuance at $0.0003 per share. During the year ended December 31, 2024, the Company issued 100,000,000 shares of common stock for the exercise of 133,333,334 units of share purchase warrants. During the nine months ended September 30, 2025, 73,333,332 units of share purchase warrants were exercised. Through September 30, 2025, all warrants were exercised.

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $31,000.

This note is currently in default.

Auctus#10

On November 2, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $225,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The promissory note matures on November 2, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price and (ii) Variable Conversion Price, that is Market Price being the lowest trading price or the common stock during the one trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $225,000 is being amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share and returnable warrants to purchase 2,225,000,000 shares of common stock, exercisable for five years from issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. During the nine months ended September 30, 2025, 386,666,530 units of share purchase warrants were exercised. As of September 30, 2025, 1,838,333,470 units of purchase warrants were outstanding.

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $225,000.

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

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $52,000.

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

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $18,520.

This note is currently in default.

Auctus#15

On July 18, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $86,444. The convertible promissory note matures on July 18, 2024 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $29,111 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $15,908. As of September 30, 2025 and December 31, 2024, the unamortized note discount was fully amortized.

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $86,444.

This note is currently in default.

Auctus#16

On October 10, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,000 for proceeds of $59,000. The convertible promissory note matures on October 10, 2024 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0005 per share. The note was discounted for a derivative and the discount of $62,000 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $48,109. As of September 30, 2025 and December 31, 2024, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 92,441,997 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0005 per share and warrants to purchase 92,441,997 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $0.0005 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $62,000.

This note is currently in default.

Auctus#17

On May 22, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $101,000 for proceeds of $97,500. The convertible promissory note matures on May 22, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. On August 8, 2024, the Company entered into an agreement with Auctus Fund, LLC to amend the principal amount for a convertible note from $101,000 to $117,500. The additional $16,500 was wired to the Company by the noteholder on July 9, 2024. The note was discounted for a derivative and the discount of $101,000 is being amortized over the life of the note using the effective interest method. During the nine months ended September 30, 2025, the amortization of note discount was $39,293. As of September 30, 2025, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 505,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0002 per share and warrants to purchase 505,000,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $117,500.

This note is currently in default.

Auctus#18

On September 3, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $33,500 for proceeds of $33,500. The convertible promissory note matures on September 3, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.0002 per share. The note was discounted for a derivative and the discount of $33,500 is being amortized over the life of the note using the effective interest method. During the nine months ended September 30, 2025, the amortization of note discount was $23,221. As of September 30, 2025, the note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 167,500,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0002 per share and warrants to purchase 167,500,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0002 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2025 and December 31, 2024, the principal amount due on the note is $33,500 and $10,279, respectively.

The note is currently in default.

Auctus#19

On December 13, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $20,000 for proceeds of $20,000. The convertible promissory note matures on December 13, 2025 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. The note was discounted for a derivative and the discount of $20,000 is being amortized over the life of the note using the effective interest method. During the nine months ended September 30, 2025, the amortization of note discount was $14,959. As of September 30, 2025, the unamortized note discount was $4,055. In conjunction with the convertible note, the Company issued warrants to purchase 200,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0001 per share and warrants to purchase 200,000,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2025 and December 31, 2024, the principal amount of the note is $15,945 and $986, respectively.

Auctus#20

On March 5, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $50,222 for proceeds of $46,722. The convertible promissory note matures on March 5, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. The note was discounted for a derivative and the discount of $50,222 is being amortized over the life of the note using the effective interest method. During the nine months ended September 30, 2025, the amortization of note discount was $28,757. As of September 30, 2025, the unamortized note discount was $21,465. In conjunction with the convertible note, the Company issued warrants to purchase 502,220,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0001 per share and warrants to purchase 502,220,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2025, the principal amount of the note is $28,757.

Auctus#21

On April 30, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 for proceeds of $96,000. The convertible promissory note matures on April 30, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. During the nine months ended September 30, 2025, the amortization of note discount was $41,918. As of September 30, 2025, the unamortized note discount was $58,082. In conjunction with the convertible note, the Company issued warrants to purchase 1,000,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0001 per share and warrants to purchase 1,000,000,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2025, the principal amount of the note is $41,918.

Auctus#22

On June 24, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 for proceeds of $96,000. The convertible promissory note matures on June 24, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $0.0001 per share. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. During the nine months ended September 30, 2025, the amortization of note discount was $26,849. As of September 30, 2025, the unamortized note discount was $73,151. In conjunction with the convertible note, the Company issued warrants to purchase 1,000,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0001 per share and warrants to purchase 1,000,000,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2025, the principal amount of the note is $26,849.

Auctus#23

On August 18, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $250,000 for proceeds of $236,500. The convertible promissory note matures on August 18, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The conversion price is the lower of $0.0001 and 65% of the lowest trading price 10 days prior to conversion. The note was discounted for a derivative and the discount of $250,000 is being amortized over the life of the note using the effective interest method. During the nine months ended September 30, 2025, the amortization of note discount was $29,696. As of September 30, 2025, the unamortized note discount was $220,304. In conjunction with the convertible note, the Company issued warrants to purchase 2,500,000,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.0001 per share and warrants to purchase 2,500,000,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.0001 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of September 30, 2025, the principal amount of the note is $29,696.

Amortization of note discount

For the nine months ended September 30, 2025 and 2024, the total amortization on note discount was $204,691 and $100,408 recorded under Interest Expense in the Statements of Operations, respectively. For the three months ended September 30, 2025 and 2024, the total amortization on note discount was $104,416 and $44,310 recorded under Interest Expense in the Statements of Operations, respectively.

Accrued interest on convertible notes

During the nine months ended September 30, 2025 and 2024, interest expense of $181,115 and $147,483 was incurred on convertible notes, respectively. During the three months ended September 30, 2025 and 2024, interest expense of $68,932 and $52,200 was incurred on convertible notes, respectively. As of September 30, 2025 and December 31, 2024, accrued interest payable on convertible notes was $912,484 and $731,369, respectively.

NOTE 9 - DERIVATIVE LIABILITY

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2025 and December 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Nine Months Ended
	September 30,	September 30,
	2025	2024
Expected term	0.20 - 0.88 years	0.03 - 0.95 years
Expected average volatility	267% - 662%	189% - 913%
Expected dividend yield	-	-
Risk-free interest rate	3.68% - 4.00%	3.98% - 5.48%

The following table summarizes the derivative liabilities included in the balance sheets at September 30, 2025 and December 31, 2024:

Balance - December 31, 2023	$1,838,806
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	144,500
Reduction of derivative liabilities from exercise of warrants	(45,983)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	456,471
Loss on change in fair value of the derivative	676,343
Balance - December 31, 2024	$3,070,137
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	475,222
Reduction of derivative liabilities from exercise of warrants	(98,456)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	1,155,844
Loss on change in fair value of the derivative	(1,646,434)
Balance - September 30, 2025	$2,956,313

The following table summarizes the loss (gain) on derivative liability included in the statements of operations for the three months and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended
	September 30,	September 30,
	2025	2024
Day one loss due to derivative liabilities on convertible notes and warrants	$647,716	$120,518
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	$(2,364,190)	$381,710
Loss (Gain) on change in fair value of derivative liabilities	$(1,716,474)	$502,228

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Day one loss due to derivative liabilities on convertible notes and warrants	$1,155,844	$323,528
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	$(1,646,434)	$702,626
Loss (Gain) on change in fair value of derivative liabilities	$(490,590)	$1,026,154

NOTE 10 - RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2025, the Company accrued $30,000 and $90,000 of salary payable to the Director of the Company, respectively.

During the three and nine months ended September 30, 2024, the Company accrued $30,000 and $90,000 of salary payable to the Director of the Company, respectively.

During the three and nine months ended September 30, 2025, the Company paid $7,000 and $22,000 owing to the Director of the Company for the accrued salaries, respectively.

During the three and nine months ended September 30, 2024, the Company paid $6,500 and $11,000 owing to the Director of the Company for the accrued salaries, respectively.

As of September 30, 2025 and December 31, 2024, the total amount due to the related party was $811,628 and $743,628, respectively.

The terms and conditions are not necessarily indicative of what third parties would agree to.

NOTE 11 – SEGMENT REPORTING

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

There are no pending or threatened legal proceedings as of September 30, 2025. The Company has no non-cancellable operating leases.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analysed its operations subsequent to September 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Recent Business Development

LFC recently held two events in the UK including LFC43: Sindependence Day 2 on the 4th of July in London which is the best-selling LFC event to date. The Company’s social media reach has grown to more than 3.5 million.

LFC has added Maybacks Global, MMATV and ToroTV to its list of broadcasters and are currently in discussions with several large potential sponsors and are working on a tour with a major music act.

Last month the Company uplisted to the newly created OTCID platform at OTC Markets.

Results of Operations

Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

Our operating results for the three months ended September 30, 2025 and September 30, 2024, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30,		Changes
Statement of Operations Data:	2025	2024	Amount	%

Revenue	$34,122	$23,533	$10,589	45%
Cost of Services	(145,425)	(12,509)	(132,916)	1,063%
Gross profit (loss)	(111,303)	11,024	(122,327)	(1,110)%
Total operating expenses	(119,040)	(169,120)	50,080	(30)%
Other income (expense)	1,511,281	(612,048)	2,123,329	(347)%
Net Income (loss)	$1,280,938	$(770,144)	$2,051,082	(266)%

Revenue

We generated revenues of $34,122 and $23,533 for the three months ended September 30, 2025 and 2024, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship and site subscription. The increase in revenues was attributed to an increase in Meta advertising revenue.

Cost of Services

We incurred total cost of services of $145,425 and $12,509 for the three months ended September 30, 2025 and 2024, respectively. The cost of services incurred consist of labour, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to an increase in production and promotion cost incurred during the UK events in July 2025.

Gross Profit (Loss)

We incurred gross loss of $111,303 and recognized gross profit of $11,024 for the three months ended September 30, 2025 and 2024, respectively. The decrease in gross profit was mainly due to the increase in cost from UK events as mentioned above.

Operating Expenses

We incurred total operating expenses of $119,040 and $169,120 for the three months ended September 30, 2025 and 2024, respectively. The decrease in operating expenses was primarily due to the decrease in stock-based compensation, auditing fees, accounting fees and advertising fees.

Other Income (Expense)

We recognized other income of $1,511,281 and incurred other expense of $612,048 for the three months ended September 30, 2025 and 2024, respectively. The increase in other income was due to an increase in gain from changes in fair value of derivatives from the convertible notes and warrants due to the decrease in the Company’s stock price during the three months ended September 30, 2025.

Net Income (Loss)

We recognized net income of $1,280,938 and incurred net loss of $770,144 during the three months ended September 30, 2025 and 2024, respectively. The increase in net income was mainly attributed to an increase in gain from changes in fair value of derivatives from the convertible notes and warrants.

Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

Our operating results for the nine months ended September 30, 2025 and 2024, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	September 30,		Changes
Statement of Operations Data:	2025	2024	Amount	%

Revenue	$87,160	$103,041	$(15,881)	(15)%
Cost of services	(169,139)	(70,052)	(99,087)	141%
Gross profit (loss)	(81,979)	32,989	(114,968)	(349)%
Total operating expenses	(329,553)	(329,886)	333	(0)%
Other income (expense)	46,755	(1,313,682)	1,360,437	(104)%
Net loss	$(364,777)	$(1,610,579)	$1,245,802	(77)%

Revenue

We generated revenues of $87,160 and $103,041 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship and site subscription. The decrease in revenues was attributed to decrease in advertising and sponsorship revenue.

Cost of Services

We incurred total cost of services of $169,139 and $70,052 for the nine months ended September 30, 2025 and 2024, respectively. The cost of services incurred consists of labour, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to an increase in production and promotion cost incurred during the UK events in July 2025.

Gross Profit

We incurred gross loss of $81,979 and recognized gross profit of $32,989 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in gross profit was mainly due to the decrease in advertising and sponsorship revenue and the increase in cost from UK events in July 2025.

The decrease in gross profit margin over nine months ended September 30 2025 was entirely due to high cost incurred on UK events and reality series shot. It was an investment for the Company’s long-term future and have already seen tremendous results. Since the two UK shows, the Company has seen its social media following increase from under 1.5 million to the current 3.5 million.  In addition to the increase in Meta revenues, the UK events successfully attracted a much larger audience, resulting in increased interest from broadcasters, investors and sponsors so the Company believe these shows will pay dividends with increasing revenue and profit margin in the next three to six months and beyond.

Operating Expenses

We incurred total operating expenses of $329,553 and $329,886 for the nine months ended September 30, 2025 and 2024, respectively. The increase in operating expenses remained consistent over the comparative prior nine-month period.

Other Income (Expense)

We recognized other income of $46,755 and incurred other expense of $1,313,682 for the nine months ended September 30, 2025 and 2024, respectively. The increase in other income was due to an increase in gain from changes in fair value of derivatives from the convertible notes and warrants due to the decrease in the Company’s stock price during the nine months ended September 30, 2025.

Net Income (Loss)

We incurred net loss of $364,777 and $1,610,579 during the nine months ended September 30, 2025 and 2024, respectively. The decrease in net loss was mainly attributed to an increase in gain from changes in fair value of derivatives from the convertible notes and warrants.

Liquidity and Capital Resources

	September 30,	December 31,	Changes
Working Capital Data:	2025	2024	Amount	%

Current Assets	$100,245	$2,193	$98,052	4,471%
Current Liabilities	$6,344,776	$5,935,861	$408,915	7%
Working Capital Deficiency	$(6,244,531)	$(5,933,668)	$(310,863)	5%

At September 30, 2025, we had a working capital deficiency of $6,244,531 and an accumulated deficit of $11,535,572. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2025.

The increase in working capital deficiency of $6,244,531 as of September 30, 2025 from $5,933,668 as of December 31, 2024 was mainly due to the increase in accrued interest payable, convertible notes, accounts payable and deferred revenue.

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

The following table sets forth certain information about our cash flow during the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended
	September 30,		Changes
Cash Flows Data:	2025	2024	Amount	%

Cash Flows used in Operating Activities	$(257,096)	$(136,460)	$(120,636)	88%
Cash Flows used in Investing Activities	(140,500)	-	(140,500)	(100)%
Cash Flows provided by Financing Activities	475,222	144,000	331,222	230%
Net increase in cash during period	$77,626	$7,540	$70,086	930%

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the nine months ended September 30, 2025, net cash flows used in operating activities was $257,096, consisting of a net loss of $364,777, increased by gain on change in fair value of derivative liabilities of $490,590, decreased by depreciation of $965, stock-based compensation of $47,000, unrealized loss on change in fair value of digital assets of $18,827 and amortization of debt discount of $204,691 and net changes in operating liabilities of $326,788.

During the nine months ended September 30, 2024, net cash flows used in operating activities was $136,460 consisting of a net loss of $1,610,579, decreased by stock-based compensation of $90,000, loss on change in fair value of derivative liabilities of $1,026,154 and amortization of debt discount of $100,408 and net changes in operating assets and liabilities of $257,557.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, the Company acquired digital assets of $140,500.

There was no investing activities during the nine months ended September 30, 2024.

Cash Flows from Financing Activities

During the nine months ended September  30, 2025 and September 30, 2024, net cash provided by financing activities was $475,222 and $144,000 attributed to proceeds from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company issued 3,966,666,600 shares of common stock for the exercise of 594,999,900 units of share purchase warrants.

During the three months ended September 30, 2025, the Company issued 360,000,000 shares of common stock valued at $47,000 to consultants for service rendered.

Item 3. Defaults Upon Senior Securities

As of September 30, 2025, the Company had the following convertible notes and promissory notes of $1,258,974 in default comprising of promissory notes of $340,000 and convertible notes of $918,974.

			Net
	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
Auctus#11	3/4/2021	3/4/2022	$300,000
Auctus#12	12/6/2021	12/6/2022	$40,000
Auctus#13	5/16/2022	5/16/2023	$52,000
Auctus#14	10/31/2022	10/31/2023	$18,520
Auctus#15	7/18/2023	7/18/2024	$86,444
Auctus#16	10/10/2023	10/10/2024	$62,000
Auctus#17	5/22/2024	5/22/2025	$117,500
Auctus#18	9/10/2024	9/10/2025	$33,500
			$1,258,974

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: November 12, 2025	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	Dated: November 12, 2025
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

