Form 10-K
period 2025-12-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2026-03-30
CIK 1407704

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2025 was $899,099.

The number of shares of registrant's common stock outstanding as of  March 30, 2026 was 576,936.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

2025 ANNUAL REPORT ON FORM 10-K

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

On March 31, 2015, the Company, pursuant to a share exchange agreement (the "Share Exchange Agreement"), among the Company, Lingerie Fighting Championships, Inc. (“LFC”), and the holders of all of the outstanding common stock and convertible notes of LFC exchanged their common stock and convertible notes of LFC for a total of 1,675 shares of common stock, which represented 84.70% of the Company's common stock after giving effect to the issuance of the shares pursuant to the Share Exchange Agreement and the shares of common stock issued in the private placement described in the following paragraph. The issuance of the 1,675 shares of common stock to the former holders of LFC's common stock and convertible notes in exchange for the capital stock of LFC is referred to as the reverse acquisition transaction. The sole director and chief executive officer of LFC became a director and the chief executive officer of the Company. As a result of the reverse acquisition, the Company's business has become the business of LFC.

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

Our Business

LFC is a popular sports entertainment league that utilizes wrestling and mixed martial arts (“MMA”) fighting techniques for purposes of providing entertainment. We seek to promote and market our brand, our programming, our events and our products.

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

Recent Business Development

Over the past couple years we have seen a massive increase in the popularity of our YouTube Channel, which now has more than 800,000 subscribers and more than a quarter billion views. Recent events have been viewed nearly 10 million times on average. We have seen our FB page grow to nearly 4 million followers in the past year and our IG to more than 500,000 followers.

On February 14, 2026, we released our most recent event, LFC46: Tunnel of Love. We anticipate doing more events in 2026 than any previous year.

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

To date, we have hosted 46 live events across the U.S. and Europe as well as more than 120 episodes of a reality series which are normally 30 minutes each. Our brand is growing on social media where our content has been viewed by more than a quarter billion people.

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

As of December 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and financial statements.

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

(b) Holders

As of March 30, 2026, we had approximately 262 shareholders of our common stock. Such number of record holders was derived from the records maintained by our transfer agent, VStock Transfer. This figure does not include those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

At December 31, 2025, we did not have any equity compensation plans that were not approved by stockholders.

Transfer Agent

Our transfer agent is VStock Transfer, LLC., 18 Lafayette Place Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Recent Sales of Unregistered Securities

On November 19, 2025, the Company issued 19,500 shares of common stock for the exercise of 29,250 units of share purchase warrants.

On February 11, 2026, the Company issued 21,018 shares of common stock the exercise of 42,000 units of share purchase warrants.

Rule 10B-18 Transactions

During the year ended December 31, 2025, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Year ended December 31, 2025 as compared to the Year ended December 31, 2024

Our operating results for the years ended December 31, 2025 and December 31, 2024, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,		Changes
Statement of Operations Data:	2025	2024	Amount	%

Revenue	$208,485	$132,978	$75,507	57%
Cost of services	(237,659)	(84,995)	(152,664)	180%
Gross profit (loss)	(29,174)	47,983	(77,157)	(161%)
Total operating expenses	(420,868)	(392,454)	(28,414)	7%
Other expense	(117,118)	(1,523,715)	1,406,597	(92%)
Net loss	$(567,160)	$(1,868,186)	$1,301,026	(70%)

Revenue

We generated revenues of $208,485 and $132,978 for the years ended December 31, 2025 and 2024, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship, site subscription, licensing and advertising. The increase in revenues was attributed to an increase in licensing revenue with broadcast agreement signed with Maybacks and an increase in advertising revenue with agreement signed with Meta in 2025..

Cost of Services

We incurred total cost of services of $237,659 and $84,995 for the years ended December 31, 2025 and 2024, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to the increase in event production costs, promotion cost incurred during the UK events in July 2025 and consulting fees for YouTube channel.

Gross Profit

We incurred gross loss of $29,174 and recognized gross profit $47,983 for the years ended December 31, 2025 and 2024, respectively. The decrease in gross profit was mainly due to the decrease in sponsorship revenue and the increase in event production costs, promotion cost incurred during the UK events in July 2025 and consulting fees for YouTube channel.

The decrease in gross profit margin over year ended December 31, 2025 was entirely due to high cost incurred on UK events and reality series shot during year 2025. It was an investment for the Company’s long-term future and have already seen tremendous results. Since the two UK shows, the Company has seen its social media following increase from under 1.5 million to the current 5.3 million.  In addition to the increase in Meta revenues, the UK events successfully attracted a much larger audience, resulting in increased interest from broadcasters, investors and sponsors so the Company believe these shows will pay dividends with increasing revenue and profit margin in the next three to six months and beyond.

Operating Expenses

We incurred total operating expenses of $420,868 and $392,454 for the years ended December 31, 2025 and 2024, respectively. The increase in operating expenses was primarily due to the increase in travel expense and advertising expense mainly for the UK events as well as accounting, investor relations and listing fees.

Other Income (Expense)

We incurred other expense of $117,118 and $1,523,715 for the years ended December 31, 2025 and 2024, respectively. The decrease in other expense was attributed to an increase in gain from changes in fair value of derivatives from the convertible notes and warrants due to the decrease in the Company’s stock price during the year ended December 31, 2025.

Net (Loss)

We incurred net loss of $567,160 and $1,868,186 during the years ended December 31, 2025 and 2024, respectively. The decrease in our net loss was mainly attributed to the gain on changes in fair value of derivatives.

Liquidity and Capital Resources

	December 31,	December 31,	Changes
Working Capital Data:	2025	2024	Amount	%

Current Assets	$40,141	$2,193	$37,948	1730%
Current Liabilities	$6,438,960	$5,935,861	$503,099	8%
Working Capital Deficiency	$(6,398,819)	$(5,933,668)	$(465,151)	8%

At December 31, 2025, we had a working capital deficiency of $6,398,819 and an accumulated deficit of $11,737,955. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2026.

The increase in working capital deficiency of $6,398,819 as of December 31, 2025 over $5,933,668 as of December 31, 2024 was due to the increase in accrued interest payable, convertible note payable, and accounts payable.

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

The following table sets forth certain information about our cash flow during the years ended December 31, 2025 and December 31, 2024:

	Year Ended
	December 31,		Changes
Cash Flows Data:	2025	2024	Amount	%

Cash Flows used in Operating Activities	$(312,822)	$(161,529)	$(151,293)	94%
Cash Flows used in Investing Activities	(140,500)	(2,573)	(137,927)	5,361%
Cash Flows provided by Financing Activities	475,222	161,000	314,222	195%
Net increase (decrease) in cash during period	$21,900	$(3,102)	$25,002	(806%)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the year ended December 31, 2025, net cash flows used in operating activities was $312,822, consisting of a net loss of $567,160, increased by gain on change in fair value of derivative liabilities of $490,784, and decreased by depreciation of $1,287, stock-based compensation of $47,000, loss on change in fair value of digital assets of $75,500 and amortization of debt discount of $335,351 and net changes in operating assets and liabilities of $285,984.

During the year ended December 31, 2024, net cash flows used in operating activities was $161,529, consisting of a net loss of $1,868,186, decreased by depreciation of $214, stock-based compensation of $90,000, loss on change in fair value of derivative liabilities of $1,132,816 and amortization of debt discount of $136,990 and net changes in operating assets and liabilities of $346,637.

Cash Flows from Investing Activities

During the year ended December 31, 2025, net cash flows used in investing activities was $140,500 from purchase of digital assets.

During the year ended December 31, 2024, net cash flows used in investing activities was $2,573 from purchase of equipment.

Cash Flows from Financing Activities

During the years ended December 31, 2025 and December 31, 2024, net cash provided by financing activities was $475,222 and $161,000 attributed to proceeds from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

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

Our critical estimates include derivatives. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, as per ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Stock-Based Payment Accounting, remeasurement is not required. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by us in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash. Also, refer to Note 3 – Summary of Significant Accounting Policies, in the financial statements that are included in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lingerie Fighting Championship, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lingerie Fighting Championship, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has generated nominal revenues since inception, has sustained operating losses since its organization and requires funding to generate revenue. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Derivatives

As described in Note 3 to the Company’s financial statements, during the years ended December 31, 2025 and 2024, the Company analyzes the conversion option for derivative accounting considerations under ASC 815, Derivatives and Hedging, and determined that the convertible notes should be classified as a liability as the conversion option becomes effective at issuance, resulting in no explicit limitations to the number of shares to be delivered upon settlement of the conversion options. The Company also accounts for warrants as a derivative liability as there are no explicit limitations to the number of shares to be delivered upon settlement of all conversion options.

We identified the Company’s application of the accounting for derivative liabilities as a critical audit matter. The principal considerations for our determination of this critical audit matter was related to the high degree of subjectivity in the Company’s judgments in determining the qualitative inputs of the estimate. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained debt and warrant-related agreements and performed the following procedures:

o	Reviewed agreements for all relevant terms.

o	Tested management’s identification and treatment of agreement terms.

o	Recalculated the fair value based on the terms in the agreements.

o

Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

Astra Audit & Advisory LLC

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 30, 2026

Item 1. Financial Statements

 LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$24,093	$2,193
Accounts receivable	5,598	-
Prepaid expenses	10,450	-
Total Current Assets	40,141	2,193

Equipment, net of depreciation of $1,501 and $214, respectively	1,072	2,359
Intangible assets - digital assets	65,000	-
Total Assets	$106,213	$4,552

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$19,204	$1,724
Accounts payable - related party	831,128	743,628
Accrued interest payable	1,119,975	922,924
Promissory notes in default	340,000	340,000
Convertible notes in default	938,974	767,974
Convertible notes, net of $246,396 and $81,526 debt discount, respectively	253,826	89,474
Derivative liabilities	2,935,853	3,070,137
Total Current Liabilities	6,438,960	5,935,861

Total Liabilities	6,438,960	5,935,861

Commitments and Contingencies (Note 13)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 20,000,000 shares authorized, 555,651 and 450,485 shares issued and outstanding as of December 31, 2025 and 2024, respectively	556	451
Additional paid-in capital	5,404,652	5,239,035
Accumulated deficit	(11,737,955)	(11,170,795)
Total stockholders' deficit	(6,332,747)	(5,931,309)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$106,213	$4,552

The accompanying notes are an integral part of these audited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2025	2024

Revenue	$208,485	$132,978
Cost of services	237,659	84,995
GROSS PROFIT (LOSS)	(29,174)	47,983

OPERATING EXPENSES
Management salaries	120,000	120,000
Selling, general and administrative expenses	135,617	56,048
Professional fees (including stock-based compensation of $47,000 and $70,000, respectively)	165,251	196,406
Professional fees - related party (including stock-based compensation of $0 and $20,000, respectively)	-	20,000
Total Operating Expenses	420,868	392,454

OPERATING LOSS	(450,042)	(344,471)

OTHER EXPENSE
Interest expense	(532,402)	(390,899)
Gain (Loss) on change in fair value of derivative liabilities	490,784	(1,132,816)
Unrealized loss on change in fair value of digital assets	(75,500)	-
Total Other Expense	(117,118)	(1,523,715)

Loss before Income Taxes	(567,160)	(1,868,186)

Income Tax Provision	-	-

Net Loss	$(567,160)	$(1,868,186)

Basic and Diluted Loss per Common Share	$(1.14)	$(4.48)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	496,000	416,906

The accompanying notes are an integral part of these audited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

*Balance - December 31, 2023	51	$-	389,693	$390	$5,103,112	$(9,302,609)	$(4,199,107)
Shares of common stock issued for exercise of warrants	-	-	15,792	16	45,968	-	45,984
Share of common stocked issued for stock based compensation	-	-	35,000	35	69,965	-	70,000
Share of common stocked issued for stock based compensation - related parties	-	-	10,000	10	19,990	-	20,000
Net loss	-	-	-	-	-	(1,868,186)	(1,868,186)
*Balance - December 31, 2024	51	$-	450,485	$451	$5,239,035	$(11,170,795)	$(5,931,309)
Common stock issued for exercise of warrants	-	-	69,166	69	118,653	-	118,722
Common stock issued for services	-	-	36,000	36	46,964	-	47,000
Net loss	-	-	-	-	-	(567,160)	(567,160)
*Balance - December 31, 2025	51	$-	555,651	$556	$5,404,652	$(11,737,955)	$(6,332,747)

*Retrospectively reflect reverse stock split 10,000:1 dated February 2, 2026

The accompanying notes are an integral part of these audited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

	Year Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(567,160)	$(1,868,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,287	214
Stock - based compensation	47,000	70,000
Stock - based compensation - related party	-	20,000
(Gain) Loss on change in fair value of derivative liabilities	(490,784)	1,132,816
Loss on change in fair value of digital assets	75,500	-
Amortization of debt discount	335,351	136,990
Changes in operating assets and liabilities:
Accounts receivable	(5,598)	-
Prepaid expense	(10,450)	-
Accounts payable and accrued liabilities	17,481	(8,772)
Accounts payable - related party	87,500	101,500
Accrued interest payable	197,051	253,909
Net cash used in operating activities	(312,822)	(161,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,573)
Purchase of digital assets	(140,500)	-
Net cash used in investing activities	(140,500)	(2,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	475,222	161,000
Net cash provided by financing activities	475,222	161,000

Net change in cash and cash equivalents	21,900	(3,102)
Cash and cash equivalents - beginning of period	2,193	5,295
Cash and cash equivalents - end of period	$24,093	$2,193

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$475,222	$144,500
Shares of common stock issued for exercise of warrants	$118,722	$45,984

 The accompanying notes are an integral part of these audited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“ US GAAP”), which contemplates continuation of the Company as a going concern. The Company has generated nominal revenues since inception, has sustained operating losses since its organization and requires funding to generate revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company can give no assurances that it can or will become financially viable and continue as a going concern.

NOTE 3 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (" US GAAP") and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $24,093 and $2,193 in cash and cash equivalents as of December 31, 2025 and December 31, 2024, respectively.

Accounts Receivable

Accounts receivables are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables,” at the invoiced amount and do not bear interest.

As of December 31, 2025 and December 31, 2024, the Company had accounts receivable of $5,598 and $0, respectively. The $5,598 accounts receivable derived from December 2025 advertising from Meta and the proceed was subsequently received in January 2026. The Company accessed that the recognition for current expected credit losses is not required as of December 31, 2025.

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

Live Events (on-line Pay-Per-View)

1. Identify the contract

The Company states on the Company website the pricing of the on-line Pay-Per-View live events

2. Identify performance obligations

The type and details of the on-line Pay-Per-View live events are stated on the Company website

3. Determine transaction price

The pricing of the on-line Pay-Per-View events (transaction price as a whole) are stated on the Company website

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

Licensing

1. Identify the contract

The Company has entered into agreement with Maybacks Global Entertainment, LLC Network.

2. Identify performance obligations

The type of programs and events granted for broadcast are stated in the licensing agreement

3. Determine transaction price

The pricing of the broadcasting right (transaction price as a whole) is stated in the contract

4. Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5. Recognize revenue

Revenue is recognized when the Company has satisfied all of the obligations when it has granted to Maybacks the broadcasting rights of programs and events stated in the licensing agreement.

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

Site Subscriptions

1. Identify the contract

The Company stated on its website the site subscription fees.

2. Identify performance obligations

The benefits and features of the subscription are stated on the Company website

3. Determine transaction price

The pricing of the subscription (transaction price as a whole) is stated on the Company website

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

The below table shows the revenue by revenue stream for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
Revenue Stream	2025	2024

Live events, broadcasting and site subscriptions	$36,003	$34,109
Licensing	50,000	-
Sponsorship	2,500	16,000
Advertising	119,982	82,869
Total Revenue	$208,485	$132,978

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s main credit risk relates to its accounts receivable. The Company’s credit risk is reduced by a broad customer base and a review of customer credit profiles.

The Company’s maximum exposure to credit risk corresponds to the carrying amount for accounts receivable. Accounts receivable are held with vendors in which the Company has a historically strong relationship.

The Company mitigates credit risk associated with its trade receivables through established credit approvals, limits and a regular monitoring process. The Company generally considers the credit quality of its financial assets that are neither past due nor impaired to be solid. Credit risk is further mitigated due to the large number of customers and their dispersion across geographic areas.

For the year ended December 31, 2025, there were three customers who accounted for greater than 10% of the Company’s revenue, with Meta represents 39%, Maybacks Global Ent., LLC represents 24% and YouTube represents 18% of the Company’s revenue. During the year ended December 31, 2024, there were two customers accounted for greater than 10% of the Company’s revenue, with YouTube represents 47% and Tubi represents 10% of the Company’s revenue.

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

Year Ended December 31, 2025

 For the year ended December 31, 2025, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

December 31,
2025
(Shares)
Convertible notes payable	161
Warrants	218
379

Year Ended December 31, 2024

For the year ended December 31, 2024, convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

December 31,
2024
(Shares)
Convertible notes payable	86
Warrants	24
110

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

The intangible assets – digital assets, classified as level 1 assets, are the only financial assets measured at fair value on a recurring basis. (See Note 4)

The derivative liability in connection with the conversion feature of the convertible debts and warrants, classified as a level 3 liability, are the only financial liabilities measured at fair value on a recurring basis. (See Note 8)

The following table summarizes fair value measurement by level at December 31, 2025 and December 31, 2024, measured at fair value on a recurring basis:

December 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,935,853	$2,935,853
Intangible assets - digital assets	$65,000	$-	$-	$65,000

December 31, 2024	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$3,070,137	$3,070,137
Intangible assets - digital assets	$-	$-	$-	$-

Stock Based Compensation

The Company applies the fair value method of FASB ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. The standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date.

During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of $47,000 and $90,000, respectively. The stock-based compensation incurred from common stock awarded to consultants and executive was reported under professional fees and professional fees - related parties in the statements of operations.

	Year Ended
	December 31,
	2025	2024
Common stock award to consultants	$47,000	$70,000
Common stock award to management - related party	-	20,000
	$47,000	$90,000

Digital Assets

In September 2025, the Company invested in digital assets to diversify and maximize returns on cash balances. The Company has ownership of and control over their digital assets. The digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

The Company determines and records the fair value of their digital assets in accordance with ASC Topic 820, “Fair Value Measurement”, based on quoted prices on the active exchange(s) that they have determined is the principal market for such assets (Level 1 inputs). The Company adopts Specific Identification (Spec-ID) method where specific digital asset units are tracked and matched to their disposal. The Company determines the cost basis of their digital assets using the cost at the time of acquisition of each unit received. Realized and unrealized gains and losses are recorded in the Company’s statements of operations.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting” (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 has not had a material effect on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes” (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers”. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company has early adopted and implemented this guidance during year ended December 31, 2025. The adoption of ASU 2023-09 has not had a material effect on the Company’s financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-08, “Intangibles—Goodwill and Other—Crypto Assets” (Subtopic 350-60): “Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company’s digital assets holdings) to be measured at fair value in the balance sheets with gains and losses from changes in the fair value of such crypto assets recognized in net income/(loss) each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective September 12, 2025.

NOTE  4 – DIGITAL ASSETS

The table below summarizes the digital assets shown on the Company’s balance sheets as of December 31, 2025:

				Loss on change
Digital assets	Quantity	Cost basis	Carrying value	in fair value

Bitcoin	0.008	$1,000	$700	$(300)
Cronos	42,950	10,000	3,892	(6,108)
Ethereum	4.4471	20,000	13,195	(6,805)
Doge	402,846	109,500	47,213	(62,287)
	445,800.4551	$140,500	$65,000	$(75,500)

The table below shows the quoted prices for each digital asset on the active exchange as of December 31, 2025:

12/31/25
Digital assets	Market Price

Bitcoin	$87,508.04
Cronos	$0.09061
Ethereum	$2,966.99
Doge	$0.1172

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

Common Stock

The Company has authorized 20,000,000 shares with a par value $0.001 per share.

Year ended December 31, 2025

During the year ended December 31, 2025, the Company issued 69,166 shares of common stock for the exercise of 103,750 units of share purchase warrants valued at $118,722.

During the year ended December 31, 2025, the Company issued 36,000 shares of common stock valued at $47,000 to consultants for service rendered.

Year ended December 31, 2024

During the year ended December 31, 2024, the Company issued 15,792 shares of common stock for the exercise of 20,441 units of share purchase warrants valued at $45,984.

During the year ended December 31, 2024, the Company issued an aggregate of 35,000 shares of common stock to the consultants of the Company for service rendered valued at $70,000.

During the year ended December 31, 2024, the Company issued 10,000 shares of common stock to the Director of the Company for service rendered valued at $20,000.

As of December 31, 2025 and December 31, 2024, the issued and outstanding common stock was 555,651 shares and 450,485 shares, respectively.

NOTE 6 – WARRANTS

The table below summarizes the activity of warrants exercisable for shares of common stock during the year ended December 31, 2025 and year ended December 31, 2024:

	Number of Warrants	Weighted- Average Exercise Price
Balances as of December 31, 2023	559,471	$0.0002
Granted	174,500	0.0002
Redeemed	-	-
Exercised	(20,441)	0.0002
Forfeited	-	-
Balances as of December 31, 2024	713,530	$0.0002
Granted	1,000,444	0.0001
Adjusted	570,000	0.0001
Redeemed	-	-
Exercised	(103,750)	0.0001
Forfeited	-	-
Balances as of December 31, 2025	2,180,224	$0.0002

During the year ended December 31, 2025 and 2024, the Company issued 69,166 shares and 15,792 shares of common stock for the exercise of 103,750 units and 20,441 units of share purchase warrants, respectively.

During the year ended December 31, 2025 and 2024, the Company granted warrants to purchase 1,000,444 shares and 174,500 shares of common stock issued in conjunction with convertible notes issued during the same period, respectively.

During the year ended December 31, 2025, 30,000 units of share purchase warrants with exercise price of $20 granted from a promissory note originally issued on March 4, 2021 were adjusted to 6,600,000 units at exercise price of $1 due to the full-ratchet anti-dilution provision. The adjusted warrant units were 570,000.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Exercise price	$1	$1 - $2
Expected term	5 years	5 years
Expected average volatility	398% - 417%	344% - 372%
Expected dividend yield	-	-
Risk-free interest rate	3.72% - 4.08%	3.43% - 4.47%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2025:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
2,180,224	2.41	$1	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2025 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of December 31, 2025, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0001 on December 31, 2025.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of December 31, 2025 and December 31, 2024, the Company valued the fair value on the 2,180,224 and 713,530 units of common stock purchase warrants granted at $1,765,062 and $1,445,732 based on Black-Scholes option valuation model, respectively, which is included within derivative liabilities on the balance sheets.

NOTE 7 – PROMISSORY NOTES

The Company had the following promissory notes payable as at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Promissory Notes to Auctus Fund	$340,000	$340,000
Total Promissory Notes	$340,000	$340,000

Auctus# 11

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on March 4, 2022. In conjunction with the promissory note, the Company issued warrants to purchase 15,000 shares of common stock, exercisable for five years from issuance at $20 per share and returnable warrants to purchase 15,000 shares of common stock, exercisable for five years from issuance at $20 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 6) During the year ended December 31, 2025, 30,000 units of share purchase warrants were adjusted to 600,000 units at exercise price of $0.0001 due to the full-ratchet anti-dilution provision. During the year ended December 31, 2025, 57,750 units of share purchase warrants were exercised. As of December 31, 2025, 542,250 units of purchase warrants were outstanding. The note was discounted for an original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which was amortized over the life of the note using the effective interest method. As of December 31, 2025 and December 31, 2024, the note is presented at $300,000, net of debt discount of $0. The note is currently in default.

Auctus# 12

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on December 6, 2022. In conjunction with the promissory note, the Company issued first common stock purchased warrants to purchase 5,000 shares of common stock, exercisable for five years from issuance at $8 per share and second common stock purchased warrants to purchase 5,000 shares of common stock, exercisable for five years from issuance at $8 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 6) The note was discounted for an original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which was amortized over the life of the note using the effective interest method. As of December 31, 2025 and December 31, 2024, the note is presented at $40,000, net of debt discount of $0. The note is currently in default.

During the years ended December 31, 2025 and 2024, interest expense of $52,800 and $52,945 was incurred on the promissory notes, respectively. As of December 31, 2025 and December 31, 2024, accrued interest payable on the promissory note was $244,354 and $191,554, respectively.

NOTE 8 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Convertible Notes in default	$938,974	$767,974

Convertible Notes	500,222	171,000
Less: Unamortized debt discount	(246,396)	(81,526)
	253,826	89,474

Total	$1,192,800	$857,448

Convertible Notes Payable to Auctus Fund

Auctus #1

On May 20, 2016, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $67,750 with a $7,750 original issue discount. The convertible promissory note bears interest at 10% per annum and default interest rate at 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $60,000 was amortized over the life of the note using the effective interest method.

From year ended December 31, 2017 to year ended December 31, 2021, total principal of $59,265 and accrued interest of $27,723 were converted into 186,808 shares of common stock.

As of December 31, 2025 and December 31, 2024, the principal due on the note is $1,265.

This note is currently in default.

Auctus #3

On January 13, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $45,000 with a $2,500 original issue discount to the unrelated party, which bears interest at 8% of the principal amount. The promissory note matures on January 13, 2018. The conversion price shall be equal to 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $45,000 was amortized over the life of the note using the effective interest method.

On June 14, 2017, the Company entered into an agreement with Power Up Lending Group to issue a convertible promissory note of $7,500 to the unrelated party, which bears interest at 12% of the principal amount. The promissory note matured on March 20, 2018. The conversion price shall be equal to 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note. The note was discounted for a derivative and the discount of $7,500 was amortized over the life of the note using the effective interest method.

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

During the year ended December 31, 2017, the principal of $6,700 was converted into 3,046 shares of common stock.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $50,745.

This note is currently in default.

Auctus #5

On March 7, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $30,000 with a $5,000 original issue discount. The convertible promissory note bears interest at 12% per annum and default interest rate at 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $30,000 was amortized over the life of the note using the effective interest method.

During the year ended December 31, 2021, accrued interest of $26,384 was converted into 16,803 shares of common stock.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $30,000.

This note is currently in default.

Auctus #6

On July 9, 2018, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $43,500 with a $5,000 original issue discount. On July 25, 2018, the convertible promissory note was further amended with principal increased to $48,500. The convertible promissory note bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $48,500 was amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 7,250 shares of common stock, exercisable for five years from issuance at $3 per share.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $48,500.

This note is currently in default.

Auctus #7

On March 22, 2019, the Company entered into an agreement to issue a convertible promissory note to an unrelated party for an amount of $62,500 with a $9,000 original issue discount. The convertible promissory note bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price is 50% of the lowest trading price 25 days prior to conversion. The note was discounted for a derivative and the discount of $62,500 was amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 20,900 shares of common stock, exercisable for five years from issuance at $3 per share.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $62,500.

This note is currently in default.

Auctus#8

On October 23, 2019, the Company entered into an agreement to issue a convertible promissory note of $100,000 to the unrelated party, which bears interest at 12% per annum and default interest rate of 24% per annum. The convertible promissory note matures nine months from issue date. The conversion price shall be equal to the lesser of (i) 50% multiplied by the lowest Trading Price during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price, that is 50% multiplied by the Market Price, being the lowest Trading Price for the Common Stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The note was discounted for a derivative and the discount of $100,000 was amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 50,000 shares of common stock, exercisable for five years from issuance at $1 per share. During the year ended December 31, 2022, the Company issued 17,641 shares of common stock for the exercise of 20,161 units of share purchase warrants. During the year ended December 31, 2024, the Company issued 5,792 shares of common stock for the exercise of 7,108 units of share purchase warrants. During the year ended December 31, 2025, 0.0038 units of share purchase warrants were exercised. Through December 31, 2025, all warrants were exercised.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $100,000.

This note is currently in default.

Auctus#9

On August 4, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $31,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The convertible promissory note matures on August 4, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price during the previous five trading date period ending on the latest completed trading Day prior to the date of this Note and (ii) Variable Conversion Price, that is Market Price being the volume weighted average price (VWAP) for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $31,000 was amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 20,667 shares of common stock, exercisable for five years from issuance at $3 per share. During the year ended December 31, 2024, the Company issued 10,000 shares of common stock for the exercise of 13,333 units of share purchase warrants. During the year ended December 31, 2025, 7,333 units of share purchase warrants were exercised. Through December 31, 2025, all warrants were exercised.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $31,000.

This note is currently in default.

Auctus#10

On November 2, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $225,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The promissory note matures on November 2, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price and (ii) Variable Conversion Price, that is Market Price being the lowest trading price or the common stock during the one trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $225,000 was amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 222,500 shares of common stock, exercisable for five years from issuance at $1 per share and returnable warrants to purchase 222,500 shares of common stock, exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. During the year ended December 31, 2025, 38,667 units of share purchase warrants were exercised. As of December 31, 2025, 406,333 units of purchase warrants were outstanding 50.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $225,000.

This note is currently in default.

Auctus#13

On May 12, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $52,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 16% per annum. The convertible promissory note matures on May 12, 2023. The note is convertible into common shares of $5 per share. The note was discounted for a derivative and the discount of $52,000 was amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 10,400 shares of common stock (“First Warrant”), exercisable for five years from issuance at $5 per share and warrants to purchase 10,400 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $5 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $52,000.

This note is currently in default.

Auctus#14

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $5 per share. The note was discounted for a derivative and the discount of $18,520 was amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 3,704 shares of common stock (“First Warrant”), exercisable for five years from issuance at $5 per share and warrants to purchase 3,704 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $5 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2024, the unamortized note discount was fully amortized.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $18,520.

This note is currently in default.

Auctus#15

On July 18, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $86,444. The convertible promissory note matures on July 18, 2024 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $5 per share. The note was discounted for a derivative and the discount of $29,111 was amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $15,908.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $86,444.

This note is currently in default.

Auctus#16

On October 10, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,000 for proceeds of $59,000. The convertible promissory note matures on October 10, 2024 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.5 per share. The note was discounted for a derivative and the discount of $62,000 was amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the amortization of note discount was $48,109. conjunction with the convertible note, the Company issued warrants to purchase 9,244 shares of common stock (“First Warrant”), exercisable for five years from issuance at $5 per share and warrants to purchase 9,244 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $5 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $62,000.

This note is currently in default.

Auctus#17

On May 22, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $101,000 for proceeds of $97,500. The convertible promissory note matures on May 22, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $2 per share. On August 8, 2024, the Company entered into an agreement with Auctus Fund, LLC to amend the principal amount for a convertible note from $101,000 to $117,500. The additional $16,500 was wired to the Company by the noteholder on July 9, 2024. The note was discounted for a derivative and the discount of $101,000 was amortized over the life of the note using the effective interest method. During the year ended December 31, 2025 and 2024, the amortization of note discount was $39,293 and $61,707, respectively. As of December 31, 2025, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 50,500 shares of common stock (“First Warrant”), exercisable for five years from issuance at $2 per share and warrants to purchase 50,500 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $2 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $117,500 and $78,207, net of note discount of $0 and $39,293, respectively.

This note is currently in default.

Auctus#18

On September 3, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $33,500 for proceeds of $33,500. The convertible promissory note matures on September 3, 2025 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $2 per share. The note was discounted for a derivative and the discount of $33,500 was amortized over the life of the note using the effective interest method. During the year ended December 31, 2025 and 2024, the amortization of note discount was $23,221 and $10,279, respectively. As of December 31, 2025, the note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 16,750 shares of common stock (“First Warrant”), exercisable for five years from issuance at $2 per share and warrants to purchase 16,750 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $2 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2025 and December 31, 2024, the principal amount due on the note is $33,500 and $10,279, net of note discount of $0 and $23,221, respectively.

The note is currently in default.

Auctus#19

On December 13, 2024, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $20,000 for proceeds of $20,000. The convertible promissory note matures on December 13, 2025 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $1 per share. The note was discounted for a derivative and the discount of $20,000 was amortized over the life of the note using the effective interest method. During the year ended December 31, 2025 and 2024, the amortization of note discount was $19,014 and $986, respectively. As of December 31, 2025, the note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 20,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 20,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2025 and December 31, 2024, the principal amount of the note is $20,000 and $986, net of note discount of $0 and $19,014, respectively.

The note is currently in default.

Auctus#20

On March 5, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $50,222 for proceeds of $46,722. The convertible promissory note matures on March 5, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $1 per share. The note was discounted for a derivative and the discount of $50,222 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2025, the amortization of note discount was $41,416. As of December 31, 2025, the unamortized note discount was $8,806. In conjunction with the convertible note, the Company issued warrants to purchase 50,222 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 50,222 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2025, the principal amount of the note is $41,416, net of note discount of $8,806.

Auctus#21

On April 30, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 for proceeds of $96,000. The convertible promissory note matures on April 30, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $1 per share. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2025, the amortization of note discount was $67,123. As of December 31, 2025, the unamortized note discount was $32,877. In conjunction with the convertible note, the Company issued warrants to purchase 100,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 100,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2025, the principal amount of the note is $67,123, net of note discount of $32,877.

Auctus#22

On June 24, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 for proceeds of $96,000. The convertible promissory note matures on June 24, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $1 per share. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2025, the amortization of note discount was $52,055. As of December 31, 2025, the unamortized note discount was $47,945. In conjunction with the convertible note, the Company issued warrants to purchase 100,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 100,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2025, the principal amount of the note is $52,055, net of note discount of $47,945.

Auctus#23

On August 18, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $250,000 for proceeds of $236,500. The convertible promissory note matures on August 18, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The conversion price is the lower of $1 and 65% of the lowest trading price 10 days prior to conversion. The note is being discounted for a derivative and the discount of $250,000 was being amortized over the life of the note using the effective interest method. During the year ended December 31, 2025, the amortization of note discount was $93,232. As of December 31, 2025, the unamortized note discount was $156,768. In conjunction with the convertible note, the Company issued warrants to purchase 250,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 250,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of December 31, 2025, the principal amount of the note is $93,232, net of note discount of $156,768.

Amortization of note discount

For the years ended December 31, 2025 and 2024, the total amortization on note discount was $335,351 and $136,990 recorded under Interest Expense in the Statements of Operations, respectively.

Accrued interest on convertible notes

During the years ended December 31, 2025 and 2024, interest expense of $144,251 and $200,964 was incurred on convertible notes, respectively. As of December 31, 2025 and December 31, 2024, accrued interest payable on convertible notes was $875,620 and $731,369, respectively.

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2025 and December 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Year Ended
	December 31,	December 31,
	2025	2024
Expected term	0.18 - 0.63 years	0.39-0.95 years
Expected average volatility	267% - 662%	189% - 913%
Expected dividend yield	-	-
Risk-free interest rate	3.59% - 4.40%	3.98% - 5.48%

The following table summarizes the derivative liabilities included in the balance sheets at December 31, 2025 and December 31, 2024:

Balance - December 31, 2023	$1,838,806
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	144,500
Reduction of derivative liabilities from exercise of warrants	(45,983)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	456,471
Loss on change in fair value of the derivative	676,343
Balance - December 31, 2024	$3,070,137
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	475,222
Reduction of derivative liabilities from exercise of warrants	(118,722)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	1,155,844
Loss on change in fair value of the derivative	(1,646,628)
Balance - December 31, 2025	$2,935,853

The following table summarizes the loss (gain) on derivative liability included in the statements of operations for the years ended December 31, 2025 and 2024, respectively.

	Year Ended
	December 31,	December 31,
	2025	2024
Day one loss due to derivative liabilities on convertible notes and warrants	$1,155,844	$456,472
(Gain) Loss on change in fair value of derivative liabilities on convertible notes and warrants	$(1,646,628)	$676,344
(Gain) Loss on change in fair value of derivative liabilities	$(490,784)	$1,132,816

NOTE 10 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2025 and 2024, the Company accrued $120,000 of salary payable to the Director of the Company, respectively.

During the years ended December 31, 2025 and 2024, the Company paid $32,500 and $18,500 owing to the Director of the Company for the accrued salaries, respectively.

During the year ended December 31, 2024, the Company issued 10,000 shares of common stock to the Director of the Company for service rendered valued at $20,000.

As of December 31, 2025 and December 31, 2024, the total amount due to the related party was $831,128 and $743,628, respectively.

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

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting income (loss), and the income tax net expense included in the statements of operations for the years ended December 31, 2025 and 2024 is as follows:

	For Year Ended	For Year Ended
	December 31, 2025	December 31, 2024
Net (loss) income before income tax	$(567,160)	$(1,868,186)
Statutory tax Rate	21%	21%
Tax (benefit) expense at the statutory tax rate	(119,104)	(392,319)
Tax effect of
Stock-based compensation	9,870	18,900
(Loss) gain on change in fair value of derivative liabilities	(103,065)	237,891
Unrealized loss on change in fair value of digital assets	15,855	-
Changes in valuation allowance	196,444	135,528
Income tax expense (benefit) per book	$-	$-

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Net operating loss carryforward	$6,437,450	$5,502,006
Statutory tax Rate	21%	21%
Deferred tax asset	1,351,865	1,155,421
Less: Valuation allowance	(1,351,865)	(1,155,421)
Net deferred assets	$-	$-

The valuation allowance increased by $196,444 and $135,528 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had approximately $6.4 million in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2034 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carried forward for twenty years, whereas NOLs generated after December 31, 2017 can be carried forward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes.

NOTE 12 – SEGMENT REPORTING

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

There are no pending or threatened legal proceedings as of December 31, 2025. The Company has no non-cancellable operating leases.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

Effective February 2, 2026, FINRA approved a reverse stock split of our issued and outstanding shares of common stock on a basis of ten thousand (10,000) old shares for one (1) new share of common stock. Authorized common stock has been increased from 1,000,000 shares to 20,000,000 shares. Authorized preferred stock remains unchanged at 10,000,000 shares. All the shares and costs per share in these financials have been retrospectively adjusted to reflect the reverse stock split.

On February 11, 2026, the Company issued 21,018 shares of common stock the exercise of 42,000 units of share purchase warrants.

On March 3, 2026, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $110,000 for proceeds of $100,000. The convertible promissory note matures on March 3, 2027 and bears a one-time interest charge of $11,000 and a default rate of 16% per annum. The conversion price is the lower of $0.20 and 75% of the lowest trading price 15 days prior to conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2025. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2026: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Shaun Donnelly	58	Chief Executive Officer, Chief Financial Officer and Director

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2025, were timely.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2025 and 2024 by each person who served as chief executive officer and chief financial officer during the years ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total

Shaun Donnelly, Chief Executive Officer,	2025	$120,000	$-	$-	$120,000
Chief Financial Officer and Director (1)	2024	$120,000	$--	$20,000	$140,000

____________

1.	Mr. Donnelly accrued compensation at the rate of $10,000 per month.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2026, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.

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

Name of Beneficial Owner (1)	Shares of Series A Preferred (3)	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Shaun Donnelly	51	100%	10,935	1.895%
Chief Executive Officer, Chief Financial Officer

All officers and directors as a group (1 person)	51	100%	10,935	1.895%

Name of beneficial owner (5%)

None

(1)	Beneficial ownership is determined in accordance with Rule 13D-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. Based on 576,936 share equivalents of common stock as of March 30, 2026.

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

During the years ended December 31, 2025 and 2024, the Company accrued $120,000 and $120,000 of salary payable to the Director of the Company.

During the years ended December 31, 2025 and 2024, the Company paid $32,500 and $18,500 owing to the Director of the Company for the accrued salaries, respectively.

As of December 31, 2025 and December 31, 2024, the total amount due to the related party was $831,128 and $743,628, respectively.

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

Astra Audit & Advisory, LLC

	Year Ended December 31,
Category	2025	2024
Audit Fees (1)	$40,000	$70,000
Audit Related Fees (2)	$25,000	$24,000
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Defaults Upon Senior Securities

As of December 31, 2025, total note payable amount of $1,278,974 in default comprising of promissory notes of $340,000 and convertible notes of $938,974.

			Net
	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
Auctus#11	3/4/2021	3/4/2022	$300,000
Auctus#12	12/6/2021	12/6/2022	$40,000
Auctus#13	5/16/2022	5/16/2023	$52,000
Auctus#14	10/31/2022	10/31/2023	$18,520
Auctus#15	7/18/2023	7/18/2024	$86,444
Auctus#16	10/10/2023	10/10/2024	$62,000
Auctus#17	5/22/2024	5/22/2025	$117,500
Auctus#18	9/10/2024	9/10/2025	$33,500
Auctus#19	12/13/2024	12/13/2025	$20,000
			$1,278,974

Mine Safety Disclosures

Not Applicable.

Other Information

None.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

10.1	Securities Purchase Agreement dated April 30, 2025
10.2	Promissory Note dated April 30, 2025
10.3	Common Stock Purchase Warrant (First Warrant) dated April 30, 2025
10.4	Common Stock Purchase Warrant (Second Warrant) dated April 30, 2025
10.5	Securities Purchase Agreement dated June 18, 2025
10.6	Promissory Note dated June 18, 2025
10.7	Common Stock Purchase Warrant (First Warrant) dated June 18, 2025
10.8	Common Stock Purchase Warrant (Second Warrant) dated June 18, 2025
10.9	Securities Purchase Agreement dated August 15, 2025
10.10	Promissory Note dated August 15, 2025
10.11	Common Stock Purchase Warrant (First Warrant) dated August 15, 2025
10.12	Common Stock Purchase Warrant (Second Warrant) dated August 15, 2025
10.13	Amendment dated April 29, 2025 to Original Note dated December 9, 2024
31.1	Section 302 Certification
32.1	Section 906 Certification

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

Date: March 30, 2026	By:	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	March 30, 2026
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed as of the Issuance Date set forth above.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

/s/ Shaun Donnelly
Name: Shaun Donnelly
Title: Chief Executive Officer

