Form 10-Q
period 2026-03-31
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2026-05-20
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

1,828,936 shares of common stock issued and outstanding as of May 19, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$30,667	$24,093
Accounts receivable	1,878	5,598
Prepaid expenses	12,075	10,450
Total Current Assets	44,620	40,141

Equipment, net of depreciation of $1,822 and $1,501 respectively	751	1,072
Intangible assets - digital assets	50,078	65,000
Total Assets	$95,449	$106,213

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$26,310	$19,204
Accounts payable - related party	855,128	831,128
Accrued interest payable	1,196,253	1,119,975
Promissory notes in default	340,000	340,000
Convertible notes in default	989,196	938,974
Convertible notes, net of $229,490 and $246,396 debt discount, respectively	330,510	253,826
Derivative liabilities	1,939,020	2,935,853
Total Current Liabilities	5,676,417	6,438,960

Total Liabilities	5,676,417	6,438,960

Commitments and Contingencies (Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 20,000,000 shares authorized, 1,723,936 and 555,936 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,724	556
Additional paid-in capital	5,715,982	5,404,652
Accumulated deficit	(11,298,674)	(11,737,955)
Total stockholders' deficit	(5,580,968)	(6,332,747)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$95,449	$106,213

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$49,192	$27,487
Cost of services	40,967	11,064
GROSS PROFIT	8,225	16,423

OPERATING EXPENSES
Management salaries	30,000	30,000
Selling, general and administrative expenses	35,025	13,946
Professional fees (including stock-based compensation of $126,638 and $0, respectively)	188,285	46,947
Professional fees - related party (including stock-based compensation of $150,000 and $0, respectively)	150,000	-
Total Operating Expenses	403,310	90,893

OPERATING LOSS	(395,085)	(74,470)

OTHER INCOME (EXPENSE)
Interest expense	(203,185)	(108,335)
Gain on change in fair value of derivative liabilities	1,052,473	1,462,313
Unrealized loss on change in fair value of digital assets	(14,922)	-
Total Other Income, net	834,366	1,353,978

Income before Income Taxes	439,281	1,279,508

Income Tax Provision	-	-

Net Income	$439,281	$1,279,508

Basic Income per Common Share	$0.60	$2.80
Diluted Income per Common Share	$0.02	$0.86
Basic Weighted Average Shares of Common Stock Outstanding	726,192	457,484
Diluted Weighted Average Shares of Common Stock Outstanding	18,673,517	1,484,381

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

Three Months Ended March 31, 2026

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

*Balance - December 31, 2025	51	$-	555,936	$556	$5,404,652	$(11,737,955)	$(6,332,747)
Common stock issued for exercise of warrants	-	-	43,000	43	35,817	-	35,860
Common stock issued for services	-	-	525,000	525	126,113	-	126,638
Common stock issued for services - related party	-	-	600,000	600	149,400	-	150,000
Net income	-	-	-	-	-	439,281	439,281
Balance - March 31, 2026	51	$-	1,723,936	$1,724	$5,715,982	$(11,298,674)	$(5,580,968)

*Retrospectively reflect reverse stock split 10,000:1 dated February 2, 2026

Three Months Ended March 31, 2025

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

*Balance - December 31, 2024	51	$-	450,484	$450	$5,239,036	$(11,170,795)	$(5,931,309)
Shares of common stock issued for exercise of warrants	-	-	10,000	10	14,871	-	14,881
Net income	-	-	-	-	-	1,279,508	1,279,508
*Balance - March 31, 2025	51	$-	460,484	$460	$5,253,907	$(9,891,287)	$(4,636,920)

*Retrospectively reflect reverse stock split 10,000:1 dated February 2, 2026

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$439,281	$1,279,508
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	322	322
Stock-based compensation	126,638	-
Stock-based compensation - related party	150,000	-
Gain on change in fair value of derivative liabilities	(1,052,473)	(1,462,313)
Loss on change in fair value of digital assets	14,922	-
Amortization of debt discount	126,907	41,673
Changes in operating assets and liabilities:
Accounts receivable	3,720	-
Prepaid expense	(1,625)	-
Accounts payable and accrued liabilities	7,104	1,946
Accounts payable - related party	24,000	24,000
Accrued interest payable	76,278	66,662
Net cash used in operating activities	(84,926)	(48,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	91,500	46,722
Net cash provided by financing activities	91,500	46,722

Net change in cash and cash equivalents	6,574	(1,480)
Cash and cash equivalents - beginning of period	24,093	2,193
Cash and cash equivalents - end of period	$30,667	$713

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$91,500	$46,722
Shares of common stock issued for exercise of warrants	$35,860	$14,881

 The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern. The Company has generated nominal revenues since inception, has sustained operating losses since its organization and requires funding to generate revenue. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company can give no assurances that it can or will become financially viable and continue as a going concern.

NOTE 3 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $30,667 and $24,093 in cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Accounts Receivable

Accounts receivables are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables,” at the invoiced amount and do not bear interest.

As of March 31, 2026 and December 31, 2025, the Company had accounts receivable of $1,878 and $5,598, respectively. The $1,878 accounts receivable derived from December 2025 advertising from Meta and the proceed was subsequently received in April 2026. The Company accessed that the recognition for current expected credit losses is not required as of March 31, 2026.

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

The below table shows the revenue by revenue stream for the three months ended March 31, 2026 and 2025:

	Three Months,
	March 31,
Revenue Stream	2026	2025

Live events, broadcasting and site subscriptions	$10,463	$14,104
Advertising	38,729	13,383
Total Revenue	$49,192	$27,487

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

For the three months ended March 31, 2026, there were two customers who accounted for greater than 10% of the Company’s revenue, with Meta representing 48% and YouTube representing 23% of the Company’s revenue. During the three months ended March 31, 2025, there was one customer accounting for greater than 10% of the Company’s revenue, with YouTube representing 49% of the Company’s revenue.

Earnings (Loss) per Share

The Company computes basic and diluted net income (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic Income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted income (loss) per share reflects the potential dilution that could occur if convertible notes to issue common stock were converted resulting in the issuance of common stock that could share in the income (loss) of the Company.

Three Months Ended March 31, 2026

For the three months ended March 31, 2026, convertible notes and warrants were dilutive instruments and were included in the calculation of diluted income per share as their effect would be antidilutive.

March 31,
2026
(Shares)
Convertible notes payable	17,947,325
17,947,325

Three Months Ended March 31, 2025

For the three months ended March 31, 2025, convertible notes and warrants were dilutive instruments and were included in the calculation of diluted income per share as their effect would be antidilutive.

March 31,
2025
(Shares)
Convertible notes payable	1,026,870
1,026,870

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

The following table summarizes fair value measurement by level at March 31, 2026 and December 31, 2025, measured at fair value on a recurring basis:

March 31, 2026	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,939,020	$1,939,020
Intangible assets - digital assets	$50,078	$-	$-	$50,078

December 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,935,853	$2,935,853
Intangible assets - digital assets	$65,000	$-	$-	$65,000

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

During the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense of $276,638 and $0, respectively. The stock-based compensation incurred from common stock awarded to consultants and an executive was reported under professional fees and professional fees - related parties in the statements of operations, respectively.

	Three Months Ended
	March 31,
	2026	2025
Common stock award to consultants	$126,638	$-
Common stock award to management - related party	150,000	-
	$276,638	$-

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

The valuation allowance increased by $67,543 and $38,389 from December 31, 2025 to March 31, 2026 and from December 31, 2024 to March 31, 2025, respectively.

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

NOTE  4 – DIGITAL ASSETS

The table below summarizes the digital assets shown on the Company’s balance sheets as of March 31, 2026 and December 31, 2025:

Digital assets	Quantity	Cost basis	March 31, 2026 Carrying value	December 31, 2025 Carrying value	Three Months Ended March 31, 2026 Loss on change in fair value

Bitcoin	0.008	$1,000	$546	$700	$(154)
Cronos	42,950	10,000	3,029	3,891	(862)
Ethereum	4.4471	20,000	9,360	13,195	(3,835)
Doge	402,846	109,500	37,143	47,214	(10,071)
	445,800.4551	$140,500	$50,078	$65,000	$(14,922)

The table below shows the quoted prices for each digital asset on the active exchange as of March 31, 2026:

Digital assets	3/31/2026 Market Price

Bitcoin	$68,232.89
Cronos	$0.07053
Ethereum	$2,104.71
Doge	$0.0922

NOTE 5 – STOCKHOLDERS’ DEFICIT

Effective February 2, 2026, FINRA approved a reverse stock split of the Company's issued and outstanding shares of common stock on a basis of ten thousand (10,000) old shares for one (1) new share of common stock. Authorized common stock has been increased from 1,000,000 shares to 20,000,000 shares. Authorized preferred stock remains unchanged at 10,000,000 shares. All the shares and costs per share in these financials have been retrospectively adjusted to reflect the reverse stock split.

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

Three months ended March 31, 2026

During the three months ended March 31, 2026, the Company issued 43,000 shares of common stock for the exercise of 66,445 units of share purchase warrants valued at $35,860

During the three months ended March 31, 2026, the Company issued 525,000 shares of common stock valued at $126,638 to consultants for service rendered.

During the three months ended March 31, 2026, the Company issued 600,000 shares of common stock valued at $150,000 to the Director of the Company for service rendered.

Three months ended March 31, 2025

During the three months ended March 31, 2025, the Company issued 10,000 shares of common stock for the exercise of 15,000 units of share purchase warrants valued at $14,881.

As of March 31, 2026 and December 31, 2025, the issued and outstanding common stock was 1,723,936 shares and 555,936 shares, respectively.

NOTE 6 – WARRANTS

The table below summarizes the activity of warrants exercisable for shares of common stock during the three months ended March 31, 2026 and year ended December 31, 2025:

	Number of Warrants	Weighted- Average Exercise Price
Balances as of December 31, 2024	713,530	$2.00
Granted	1,000,444	1.00
Adjusted	570,000	1.00
Redeemed	-	-
Exercised	(103,750)	1.00
Forfeited	-	-
Balances as of December 31, 2025	2,180,224	$2.00
Granted	-	-
Adjusted	390,000	0.20
Redeemed	-	-
Exercised	(66,445)	0.71
Forfeited	-	-
Balances as of March 31, 2026	2,503,779	$2.18

During the three months ended March 31, 2026 and 2025, the Company issued 43,000 shares and 10,000 shares of common stock for the exercise of 66,445 units and 15,000 units of share purchase warrants, respectively.

During the three months ended March 31, 2026 and 2025, the Company granted warrants to purchase 0 shares and 1,000,444 shares of common stock issued in conjunction with convertible notes issued during the same period, respectively.

During the three months ended March 31, 2026, 10,000 units of share purchase warrants with exercise price of $1 granted from a promissory note originally issued on December 6, 2021 were adjusted to 400,000 units at exercise price of $1 due to the full-ratchet anti-dilution provision. The adjusted warrant units were 390,000.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Exercise price	-	$1.00 - $2.00
Expected term	-	5 years
Expected average volatility	-	398%
Expected dividend yield	-	-
Risk-free interest rate	-	4.08%

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2026:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
2,503,779	1.99	$2.18	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2026 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of March 31, 2026, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.0775 on March 31, 2026.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of March 31, 2026 and December 31, 2025, the Company valued the fair value on the 2,503,779 and 2,180,224 units of common stock purchase warrants granted at $561,612 and $1,765,062 based on Black-Scholes option valuation model, respectively, which is included within derivative liabilities on the balance sheets.

NOTE 7 – PROMISSORY NOTES

The Company had the following promissory notes payable as at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Promissory Notes to Auctus Fund	$340,000	$340,000
Total Promissory Notes	$340,000	$340,000

Auctus# 11

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on March 4, 2022. In conjunction with the promissory note, the Company issued warrants to purchase 15,000 shares of common stock, exercisable for five years from issuance at $20 per share and returnable warrants to purchase 15,000 shares of common stock, exercisable for five years from issuance at $20 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 6) During the year ended December 31, 2025, 30,000 units of share purchase warrants were adjusted to 600,000 units at exercise price of $1 due to the full-ratchet anti-dilution provision. During the year ended December 31, 2025, 57,750 units of share purchase warrants were exercised. During the three months ended March 31, 2026, 42,000 units of share purchase warrants were exercised. As of March 31, 2026, 500,250 units of purchase warrants were outstanding. The note was discounted for an original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which was amortized over the life of the note using the effective interest method. As of March 31, 2026 and December 31, 2025, the note is presented at $300,000, net of debt discount of $0. The note is currently in default.

Auctus# 12

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on December 6, 2022. In conjunction with the promissory note, the Company issued first common stock purchased warrants to purchase 5,000 shares of common stock, exercisable for five years from issuance at $8 per share and second common stock purchased warrants to purchase 5,000 shares of common stock, exercisable for five years from issuance at $8 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 6)

During the three months ended March 31, 2026, 10,000 units of share purchase warrants were adjusted to 400,000 units at exercise price of $0.20 due to the full-ratchet anti-dilution provision. During the three months ended March 31, 2026, 24,445 units of share purchase warrants were exercised. As of March 31, 2026, 375,555 units of purchase warrants were outstanding. The note was discounted for an original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which was amortized over the life of the note using the effective interest method. As of March 31, 2026 and December 31, 2025, the note is presented at $40,000, net of debt discount of $0. The note is currently in default.

During the three months ended March 31, 2026 and 2025, interest expense of $13,019 and $13,019 was incurred on the promissory notes, respectively. As of March 31, 2026 and December 31, 2025, accrued interest payable on the promissory notes was $257,374 and $244,354, respectively.

NOTE 8 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Convertible Notes in default	$989,196	$938,974

Convertible Notes	560,000	500,222
Less: Unamortized debt discount	(229,490)	(246,396)
	330,510	253,826

Total	$1,319,706	$1,192,800

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

As of March 31, 2026 and December 31, 2025, the principal due on the note is $1,265.

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

On November 27, 2017, Auctus Fund, LLC entered into an agreement with Power Up Lending Group Ltd. to buy out the total outstanding principal amount and accrued interest of the two convertible promissory notes at $50,774. The note bears interest at 12% of the principal amount and default interest rate at 22%. The convertible promissory note matures on March 20, 2018. The conversion price shall be equal 57.5% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the unrelated party elects to convert all or part of the note.

During the year ended December 31, 2017, the principal of $6,700 was converted into 3,046 shares of common stock.

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $50,745.

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

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $30,000.

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

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $48,500.

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

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $62,500.

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

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $100,000.

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

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $31,000.

This note is currently in default.

Auctus#10

On November 2, 2020, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $225,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate of 24% per annum. The promissory note matures on November 2, 2021. The note is to be repaid by six equal payments commencing on the sixth month anniversary of issuance and due monthly thereafter. The conversion price shall be equal to the lesser of (i) the lowest Trading Price and (ii) Variable Conversion Price, that is Market Price being the lowest trading price or the common stock during the one trading day period ending on the latest complete trading day prior to the conversion date. The note was discounted for a derivative and the discount of $225,000 was amortized over the life of the note using the effective interest method. In conjunction with the convertible note, the Company issued warrants to purchase 222,500 shares of common stock, exercisable for five years from issuance at $1 per share and returnable warrants to purchase 222,500 shares of common stock, exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. During the year ended December 31, 2025, 38,667 units of share purchase warrants were exercised. As of December 31, 2025, 406,333 units of purchase warrants were outstanding.

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $225,000.

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

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $52,000.

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

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $18,520.

This note is currently in default.

Auctus#15

On July 18, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $86,444. The convertible promissory note matures on July 18, 2024 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $5 per share. The note was discounted for a derivative and the discount of $29,111 was amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the note discount was fully amortized.

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $86,444.

This note is currently in default.

Auctus#16

On October 10, 2023, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $62,000 for proceeds of $59,000. The convertible promissory note matures on October 10, 2024 and bears an annual interest rate at 12% and default rate of 16% per annum. The note is convertible into common shares of $0.5 per share. The note was discounted for a derivative and the discount of $62,000 was amortized over the life of the note using the effective interest method. During the year ended December 31, 2024, the  note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 9,244 shares of common stock (“First Warrant”), exercisable for five years from issuance at $5 per share and warrants to purchase 9,244 shares of common stock (“Second Warrant”), exercisable for five years form issuance at $5 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $62,000.

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

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $117,500.

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

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $33,500.

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

As of March 31, 2026 and December 31, 2025, the principal amount due on the note is $20,000.

The note is currently in default.

Auctus#20

On March 5, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $50,222 for proceeds of $46,722. The convertible promissory note matures on March 5, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $1 per share. The note was discounted for a derivative and the discount of $50,222 is being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2026, the amortization of note discount was $8,806. As of March 31, 2026, the note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 50,222 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 50,222 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2026 and December 31, 2025, the principal amount of the note is $50,222 and $41,416, net of note discount of $0 and $8,806, respectively.

The note is currently in default.

Auctus#21

On April 30, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 for proceeds of $96,000. The convertible promissory note matures on April 30, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $1 per share. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2026, the amortization of note discount was $24,658. As of March 31, 2026, the unamortized note discount was $8,219. In conjunction with the convertible note, the Company issued warrants to purchase 100,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 100,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2026 and December 31, 2025, the principal amount of the note is $91,781 and $67,123, net of note discount of $8,219 and $32,877, respectively.

Auctus#22

On June 24, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 for proceeds of $96,000. The convertible promissory note matures on June 24, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $1 per share. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2026, the amortization of note discount was $24,658. As of March 31, 2026, the unamortized note discount was $23,288. In conjunction with the convertible note, the Company issued warrants to purchase 100,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 100,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2026 and December 31, 2025, the principal amount of the note is $76,212 and $52,055, net of note discount of $23,288 and $47,945, respectively.

Auctus#23

On August 18, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $250,000 for proceeds of $236,500. The convertible promissory note matures on August 18, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The conversion price is the lower of $1 and 65% of the lowest trading price 10 days prior to conversion. The note is being discounted for a derivative and the discount of $250,000 was being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2026, the amortization of note discount was $62,155. As of March 31, 2026, the unamortized note discount was $94,613. In conjunction with the convertible note, the Company issued warrants to purchase 250,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 250,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of March 31, 2026 and December 31, 2025, the principal amount of the note is $155,387 and $93,232, net of note discount of $94,613 and $156,768, respectively.

 Auctus#24

On March 3, 2026, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $110,000 for proceeds of $100,000. The convertible promissory note matures on March 3, 2027 and bears a one-time interest charge of $11,000 and a default rate of 16% per annum. The conversion price is the lower of $0.20 and 75% of the lowest trading price 15 days prior to conversion. The note is being discounted for a derivative and the discount of $110,000 was being amortized over the life of the note using the effective interest method. During the three months ended March 31, 2026, the amortization of note discount was $6,630. As of March 31, 2026, the unamortized note discount was $103,370.

As of March 31, 2026, the principal amount of the note is $6,630, net of note discount of $103,370.

Amortization of note discount

For the three months ended March 31, 2026 and 2025, the total amortization on note discount was $126,907 and $41,673 recorded under Interest Expense in the Statements of Operations, respectively.

Accrued interest on convertible notes

During the three months ended March 31, 2026 and 2025, interest expense of $63,259 and $53,643 was incurred on convertible notes, respectively. As of March 31, 2026 and December 31, 2025, accrued interest payable on convertible notes was $938,879 and $875,620, respectively.

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2026 and December 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Three Months Ended
	March 31,	March 31,
	2026	2025
Expected term	0.08 - 0.94 years	0.14 - 0.93 years
Expected average volatility	586% - 3,687%	267% - 660%
Expected dividend yield	-	-
Risk-free interest rate	3.68% - 3.91%	4.03% - 4.38%

The following table summarizes the derivative liabilities included in the balance sheets at March 31, 2026 and December 31, 2025:

Balance - December 31, 2024	$3,070,137
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	475,222
Reduction of derivative liabilities from exercise of warrants	(118,722)
Addition of new derivative liabilities upon issuance of warrants as debt discount	1,155,844
Loss on change in fair value of the derivative	(1,646,628)
Balance - December 31, 2025	$2,935,853
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	91,500
Reduction of derivative liabilities from exercise of warrants	(35,860)
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	55,167
Loss on change in fair value of the derivative	(1,107,640)
Balance - March 31, 2026	$1,939,020

The following table summarizes the gain on derivative liability included in the statements of operations for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended
	March 31,	March 31,
	2026	2025
Day one loss due to derivative liabilities on convertible notes and warrants	$55,167	$103,897
Gain on change in fair value of derivative liabilities on convertible notes and warrants	$(1,107,640)	$(1,566,210)
Gain on change in fair value of derivative liabilities	$(1,052,473)	$(1,462,313)

NOTE 10 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2026 and 2025, the Company accrued $30,000 of salary payable to the Director of the Company, respectively.

During the three months ended March 31, 2026 and 2025, the Company paid $6,000 and $6,000 owing to the Director of the Company for the accrued salaries, respectively.

During the three months ended March 31, 2026, the Company issued 600,000 shares of common stock valued at $150,000 to the Director of the Company for service rendered.

As of March 31, 2026 and December 31, 2025, the total amount due to the related party was $855,128 and $831,128, respectively.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

There are no pending or threatened legal proceedings as of March 31, 2026. The Company has no non-cancellable operating leases.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2026 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

On April 9, 2026, the Company issued 25,000 shares of common stock to a consultant for service rendered valued to $2,375.

On May 6, 2026, the Company issued 80,000 shares of common stock for the exercise of 88,889 units of share purchase warrants.

On May 11, 2026, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $55,000 for proceeds of $48,000. The convertible promissory note matures on May 11, 2027 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares at 60% of the lowest traded price for the common stock during 15 trading day period endeding on the latest complete trading day prior to the conversion date. In conjunction with the convertible note, the Company issued warrants to purchase 458,334 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.12 per share and warrants to purchase 458,334 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.12 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

On April 30, 2026, the convertible note of $100,000 issued on April 30, 2025 was at default.

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

Recent Business Development

Over the past year we have seen a massive increase in the popularity of our social media, growing nearly 500% to 5.5 million followers and averaging 300 million views per month.

The Company has done 3 events already this year and plan at least three more including the season finale in Italy on Halloween.

Results of Operations

Three months ended March 31, 2026 as compared to the three months ended March 31, 2025

Our operating results for the three months ended March 31, 2026 and March 31, 2025, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March 31,		Changes
Statement of Operations Data:	2026	2025	Amount	%

Revenue	$49,192	$27,487	$21,705	79%
Cost of services	(40,967)	(11,064)	(29,903)	270%
Gross profit	8,225	16,423	(8,198)	(50%)
Total operating expenses	(403,310)	(90,893)	(312,417)	344%
Other income	834,366	1,353,978	(519,612)	(38%)
Net income	$439,281	$1,279,508	$(840,227)	(66%)

Revenue

We generated revenues of $49,192 and $27,487 for the three months ended March 31, 2026 and 2025, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship, site subscription, licensing and advertising. The increase in revenues was attributed to an increase in advertising revenue with agreement signed with Meta during mid-2025.

Cost of Services

We incurred total cost of services of $40,967 and $11,064 for the three months ended March 31, 2026 and 2025, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to the increase in subcontractor costs and consulting fees for YouTube channel.

Gross Profit

We incurred gross profit of $8,225 and recognized gross profit $16,423 for the three months ended March 31, 2026 and 2025, respectively. The decrease in gross profit was mainly due to the increase in subcontractor cost and consulting fees for YouTube channel.

Operating Expenses

We incurred total operating expenses of $403,310 and $90,893 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company incurred stock-based compensation of $276,638 for common shares issued to consultants and director for service rendered.

Other Income

We recognized other income of $834,366 and $1,353,978 for the three months ended March 31, 2026 and 2025, respectively. The decrease in other income was attributed to the increase in interest expense from convertible and promissory notes. During the three months ended March 31, 2026 and 2025, the Company recognized gain from changes in fair value of derivatives from the convertible notes and warrants of $1,052,473 and $1,462,313 due to the decrease in the Company’s stock price during the respective period.

Net Income

We recognized net income of $439,281 and $1,279,508 during the three months ended March 31, 2026 and 2025, respectively. The decrease in our net income was mainly attributed to the increase in operating expenses and the decrease in other income.

Liquidity and Capital Resources

	March 31,	December 31,	Changes
Working Capital Data:	2026	2025	Amount	%

Current Assets	$44,620	$40,141	$4,479	11%
Current Liabilities	$5,676,417	$6,438,960	$(762,543)	(12)%
Working Capital Deficiency	$(5,631,797)	$(6,398,819)	$767,022	(12)%

At March 31, 2026, we had a working capital deficiency of $5,631,797 and an accumulated deficit of $11,298,674. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2026.

The decrease in working capital deficiency of $767,022 as of March 31, 2026 from $6,398,819 as of December 31, 2025 was mainly due to the decrease in derivative liabilities.

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

The following table sets forth certain information about our cash flow during the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31,		Changes
Cash Flows Data:	2026	2025	Amount	%

Cash Flows used in Operating Activities	$(84,926)	$(48,202)	$(36,724)	76%
Cash Flows used in Investing Activities	-	-	-	-
Cash Flows provided by Financing Activities	91,500	46,722	44,778	96%
Net change in cash during period	$6,575	$(1,480)	$8,055	(544)%

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the three months ended March 31, 2026, net cash flows used in operating activities was $84,926, consisting of a net income of $439,281, increased by depreciation of $322, stock-based compensation of $276,638, loss on change in fair value of digital assets of $14,922, amortization of debt discount of $126,907, net changes in operating assets and liabilities of $109,477 and decreased by gain on change in fair value of derivative liabilities of $1,052,473.

During the three months ended March 31, 2025, net cash flows used in operating activities was $48,202, consisting of a net income of $1,279,508, decreased by gain on change in fair value of derivative liabilities of $1,462,313, and increased by depreciation of $322 and amortization of debt discount of $41,673 and net changes in operating liabilities of $92,608.

Cash Flows from Investing Activities

There was no investing activities during the three months ended March 31, 2026 and 2025.

Cash Flows from Financing Activities

During the three months ended March 31, 2026 and 2025, net cash provided by financing activities was $91,500 and $46,722 attributed to proceeds from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements.

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

Our critical estimates include intangible assets and derivatives. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company issued 43,000 shares of common stock for the exercise of 66,445 units of share purchase warrants valued at $35,860.

During the three months ended March 31, 2026, the Company issued 525,000 shares of common stock valued at $126,638 to consultants for service rendered.

During the three months ended March 31, 2026, the Company issued 600,000 shares of common stock valued at $150,000 to the Director of the Company for service rendered.

On May 6, 2026, the Company issued 80,000 shares of common stock the exercise of 88,889 units of share purchase warrants.

Item 3. Defaults Upon Senior Securities

As of March 31, 2026, the Company had the following convertible notes and promissory notes of $1,329,196 in default comprising of promissory notes of $340,000 and convertible notes of $989,196.

	Issuance date	Expire date	Net Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
Auctus#11	3/4/2021	3/4/2022	$300,000
Auctus#12	12/6/2021	12/6/2022	$40,000
Auctus#13	5/16/2022	5/16/2023	$52,000
Auctus#14	10/31/2022	10/31/2023	$18,520
Auctus#15	7/18/2023	7/18/2024	$86,444
Auctus#16	10/10/2023	10/10/2024	$62,000
Auctus#17	5/22/2024	5/22/2025	$117,500
Auctus#18	9/10/2024	9/10/2025	$33,500
Auctus#19	12/13/2024	12/13/2025	$20,000
Auctus#20	3/5/2025	3/5/2026	$50,222
			$1,329,196

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: May 20, 2026	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	Dated: May 20, 2026
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

