Form 10-Q
period 2026-06-30
LINGERIE FIGHTING CHAMPIONSHIPS, INC.
filed 2026-08-14
CIK 1407704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

1,912,936 shares of common stock issued and outstanding as of August 8, 2026.

 LINGERIE FIGHTING CHAMPIONSHIPS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$19,328	$24,093
Accounts receivable	842	5,598
Prepaid expenses	4,617	10,450
Total Current Assets	24,787	40,141

Equipment, net of depreciation of $2,144 and $1,501 respectively	429	1,072
Intangible assets - digital assets	38,760	65,000
Total Assets	$63,976	$106,213

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$22,637	$19,204
Accounts payable - related party	873,436	831,128
Accrued interest payable	1,284,928	1,119,975
Promissory notes in default	340,000	340,000
Convertible notes in default	1,189,196	938,974
Convertible notes, net of $127,905 and $246,396 debt discount, respectively	287,095	253,826
Derivative liabilities	1,897,219	2,935,853
Total Current Liabilities	5,894,511	6,438,960

Total Liabilities	5,894,511	6,438,960

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 20,000,000 shares authorized, 1,828,936 and 555,936 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,829	556
Additional paid-in capital	5,747,665	5,404,652
Accumulated deficit	(11,580,029)	(11,737,955)
Total stockholders’ deficit	(5,830,535)	(6,332,747)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$63,976	$106,213

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$30,464	$25,551	$79,656	$53,038
Cost of services	31,710	12,650	72,677	23,714
GROSS PROFIT (LOSS)	(1,246)	12,901	6,979	29,324

OPERATING EXPENSES
Management salaries	30,000	30,000	60,000	60,000
Selling, general and administrative expenses	23,308	65,122	58,333	79,068
Professional fees (including stock-based compensation of $2,375 and $0 for three months ended June 30, 2026 and 2025 and $129,013 and $0 for six months ended June 30, 2026 and 2025, respectively)	30,610	24,498	218,895	71,445
Professional fees - related party (including stock-based compensation of $150,000 and $0 for six months ended June 30, 2026 and 2025, respectively)	-	-	150,000	-
Total Operating Expenses	83,918	119,620	487,228	210,513

OPERATING LOSS	(85,164)	(106,719)	(480,249)	(181,189)

OTHER INCOME (EXPENSE)
Interest expense	(245,261)	(130,307)	(448,446)	(238,642)
Gain (Loss) on change in fair value of derivative liabilities	60,388	(2,688,197)	1,112,861	(1,225,884)
Unrealized loss on change in fair value of digital assets	(11,318)	-	(26,240)	-
Total Other Income (Loss), net	(196,191)	(2,818,504)	638,175	(1,464,526)

Income (Loss) before Income Taxes	(281,355)	(2,925,223)	157,926	(1,645,715)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(281,355)	$(2,925,223)	$157,926	$(1,645,715)

Basic Income (Loss) per Common Share	$(0.14)	$(6.26)	$0.13	$(3.59)
Diluted Income (Loss) per Common Share	$(0.14)	$(6.26)	$0.01	$(3.59)
Basic Weighted Average Shares of Common Stock Outstanding	1,962,595	467,407	1,263,151	458,993
Diluted Weighted Average Shares of Common Stock Outstanding	1,962,595	467,407	22,440,100	458,993

The accompanying notes are an integral part of these unaudited financial statements

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

Six Months Ended June 30, 2026

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

*Balance - December 31, 2025	51	$-	555,936	$556	$5,404,652	$(11,737,955)	$(6,332,747)
Common stock issued for exercise of warrants	-	-	43,000	43	35,817	-	35,860
Common stock issued for services	-	-	525,000	525	126,113	-	126,638
Common stock issued for services - related party	-	-	600,000	600	149,400	-	150,000
Net income	-	-	-	-	-	439,281	439,281
*Balance - March 31, 2026	51	$-	1,723,936	$1,724	$5,715,982	$(11,298,674)	$(5,580,968)
Common stock issued for exercise of warrants	-	-	80,000	80	29,333	-	29,413
Common stock issued for services	-	-	25,000	25	2,350	-	2,375
Net loss	-	-	-	-	-	(281,355)	(281,355)
*Balance - June 30, 2026	51	$-	1,828,936	$1,829	$5,747,665	$(11,580,029)	$(5,830,535)

*Retrospectively reflect reverse stock split 10,000:1 dated February 2, 2026

Six Months Ended June 30, 2025

	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit

*Balance - December 31, 2024	51	$-	450,484	$450	$5,239,036	$(11,170,795)	$(5,931,309)
Shares of common stock issued for exercise of warrants	-	-	10,000	10	14,871	-	14,881
Net income	-	-	-	-	-	1,279,508	1,279,508
*Balance - March 31, 2025	51	$-	460,484	$460	$5,253,907	$(9,891,287)	$(4,636,920)
Net loss	-	-	-	-	-	(2,925,223)	(2,925,223)
Balance - June 30, 2025	51	$-	460,484	$460	$5,253,907	$(12,816,510)	$(7,562,143)

*Retrospectively reflect reverse stock split 10,000:1 dated February 2, 2026

The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$157,926	$(1,645,715)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	643	643
Stock-based compensation	129,013	-
Stock-based compensation - related party	150,000	-
(Gain) Loss on change in fair value of derivative liabilities	(1,112,861)	1,225,884
Loss on change in fair value of digital assets	26,240	-
Amortization of debt discount	283,493	100,276
Changes in operating assets and liabilities:
Accounts receivable	4,756	-
Prepaid expense	5,833	(41,120)
Accounts payable and accrued liabilities	3,431	3,899
Accounts payable - related party	42,308	45,000
Accrued interest payable	164,953	138,366
Deferred revenue	-	45,000
Net cash used in operating activities	(144,265)	(127,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debts	139,500	238,722
Net cash provided by financing activities	139,500	238,722

Net change in cash and cash equivalents	(4,765)	110,955
Cash and cash equivalents - beginning of period	24,093	2,193
Cash and cash equivalents - end of period	$19,328	$113,148

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt discount from derivative liabilities	$139,500	$238,722
Shares of common stock issued for exercise of warrants	$65,273	$14,881

 The accompanying notes are an integral part of these unaudited financial statements.

LINGERIE FIGHTING CHAMPIONSHIPS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 3 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with US GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $19,328 and $24,093 in cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Accounts Receivable

Accounts receivables are recorded in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables,” at the invoiced amount and do not bear interest.

As of June 30, 2026 and December 31, 2025, the Company had accounts receivable of $842 and $5,598, respectively. The $842 accounts receivable derived from June 2026 advertising from Meta and the proceed was subsequently received in July 2026. The Company accessed that the recognition for current expected credit losses is not required as of June 30, 2026.

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

3. Determine transaction price

The pricing of the broadcasting right (transaction price as a whole) is stated in the contract

4. Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5. Recognize revenue

Revenue is recognized when the Company has satisfied all of the obligations to grant the broadcasting rights of programs and events stated in the licensing agreement

Sponsorship

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

3. Determine transaction price

The pricing of the advertisement (transaction price as a whole) is stated in the contract

4. Allocate transaction price

The transaction price is allocated to each standalone performance obligation when applicable

5. Recognize revenue

Revenue is recognized when the Company has satisfied all of the obligations when it has performed the advertising services.

The below table shows the revenue by revenue stream for the three months and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months,
	June 30,		June 30,
Revenue Stream	2026	2025	2026	2025

Live events, broadcasting and site subscriptions	$9,661	$13,742	$20,124	$27,846
Sponsorship	178	2,500	178	2,500
Advertising	20,625	9,309	59,354	22,692
Total Revenue	$30,464	$25,551	$79,656	$53,038

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

For the six months ended June 30, 2026, there were two customers who accounted for greater than 10% of the Company’s revenue, with Meta representing 35% and YouTube representing 34% of the Company’s revenue. During the six months ended June 30, 2025, there was one customer accounting for greater than 10% of the Company’s revenue, with YouTube representing 43% of the Company’s revenue.

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

For the six months ended June 30, 2026, 17,845,391 common shares from convertible notes and warrants were dilutive instruments and were included in the calculation of diluted loss per share.

For the three months ended June 30, 2026, 17,845,391 common shares from convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

For the three months and six months ended June 30, 2025, 1,715,785 common shares from convertible notes and warrants were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

	June 30,	June 30,
	2026	2025
	(Shares)	(Shares)
Convertible notes payable	17,845,391	1,226,897
Warrants	3,331,558	488,889
	21,176,949	1,715,785

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

The intangible assets – digital assets, classified as level 1 assets, are the only financial assets measured at fair value on a recurring basis. (See Note 4)

The derivative liability in connection with the conversion feature of the convertible debts and warrants, classified as a level 3 liability, are the only financial liabilities measured at fair value on a recurring basis. (See Note 9)

The following table summarizes fair value measurement by level at June 30, 2026 and December 31, 2025, measured at fair value on a recurring basis:

June 30, 2026	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,897,219	$1,897,219
Intangible assets - digital assets	$38,760	$-	$-	$38,760

December 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,935,853	$2,935,853
Intangible assets - digital assets	$65,000	$-	$-	$65,000

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

During the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $2,375 and $0, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of $279,013 and $0, respectively. The stock-based compensation incurred from common stock awarded to consultants and an executive was reported under professional fees and professional fees - related parties in the statements of operations, respectively.

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2026	2025	2026	2025
Common stock awarded to consultants	$2,375	$-	$129,013	$-
Common stock awarded to management - related party	-	-	150,000	-
	$2,375	$-	$279,013	$-

Digital Assets

In September 2025, the Company invested in digital assets to diversify and maximize returns on cash balances. The Company has ownership of and control over their digital assets. The digital assets are initially recorded at cost and are subsequently remeasured on the balance sheet at fair value.

The Company determines and records the fair value of their digital assets in accordance with ASC Topic 820, ”Fair Value Measurement”, based on quoted prices on the active exchange(s) that they have determined is the principal market for such assets (Level 1 inputs). The Company adopts Specific Identification (Spec-ID) method where specific digital asset units are tracked and matched to their disposal. The Company determines the cost basis of their digital assets using the cost at the time of acquisition of each unit received. Realized and unrealized gains and losses are recorded in the Company’s statements of operations.

The Company accounts for its digital assets, which are comprised of bitcoin, cronos, Ethereum and dogecoin, as indefinite-lived intangible assets. The Company’s digital assets are initially recorded at cost. Under the adoption of ASU 2023-08 on January 1, 2025, the Company’s digital  assets are measured at fair value as of each reporting period. The Company determines the fair value of its digital assets based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin, cronos, Ethereum and dogecoin (Level 1 inputs). Changes in fair value are recognized as incurred in the Company’s statements of operations.

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

The valuation allowance increased by $68,891 and $49,775 from March 31, 2026 to June 30, 2026 and from March 31, 2025 to June 30, 2025, respectively. The valuation allowance increased by $136,433 and $88,165 from December 31, 2025 to June 30, 2026 and from December 31, 2024 to June 30, 2025, respectively.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”(“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers”. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company has early adopted and implemented this guidance during year ended December 31, 2025. The adoption of ASU 2023-09 has not had a material effect on the Company’s financial statements and disclosures.

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

NOTE 4 – DIGITAL ASSETS

The table below summarizes the digital assets shown on the Company’s balance sheets as of June 30, 2026 and December 31, 2025:

					Six Months Ended
					June 30, 2026
			June 30, 2026	December 31, 2025	Loss on change
Digital assets	Quantity	Cost basis	Carrying value	Carrying value	in fair value

Bitcoin	0.008	$1,000	$468	$700	$(232)
Cronos	42,950	10,000	2,309	3,892	(1,583)
Ethereum	4.4471	20,000	6,982	13,195	(6,213)
Doge	402,846	109,500	29,001	47,214	(18,213)
	445,800.4551	$140,500	$38,760	$65,000	$(26,240)

The table below shows the quoted prices for each digital asset on the active exchange as of June 30, 2026:

6/30/2026
Digital assets	Market Price

Bitcoin	$58,562.44
Cronos	$0.05375
Ethereum	$1,569.90
Doge	$0.07199

NOTE 5 – STOCKHOLDERS’ DEFICIT

Effective February 2, 2026, FINRA approved a reverse stock split of the Company’s issued and outstanding shares of common stock on a basis of ten thousand (10,000) old shares for one (1) new share of common stock. Authorized common stock has been increased from 1,000,000 shares to 20,000,000 shares. Authorized preferred stock remains unchanged at 10,000,000 shares. All the shares and costs per share in these financials have been retrospectively adjusted to reflect the reverse stock split.

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

Six months ended June 30, 2026

During the six months ended June 30, 2026, the Company issued 123,000 shares of common stock for the exercise of 155,334 units of share purchase warrants valued at $65,273

During the six months ended June 30, 2026, the Company issued 0,00055 shares of common stock valued at $129,013 to consultants for service rendered.

During the six months ended June 30, 2026, the Company issued 600,000 shares of common stock valued at $150,000 to the Director of the Company for service rendered.

Six months ended June 30, 2025

During the six months ended June 30, 2025, the Company issued 10,000 shares of common stock for the exercise of 15,000 units of share purchase warrants valued at $14,881.

As of June 30, 2026 and December 31, 2025, the issued and outstanding common stock was 1,828,936 shares and 555,936 shares, respectively.

NOTE 6 – WARRANTS

The table below summarizes the activity of warrants exercisable for shares of common stock during the six months ended June 30, 2026 and year ended December 31, 2025:

	Number of Warrants	Weighted- Average Exercise Price
Balances as of December 31, 2024	713,530	$2.00
Granted	1,000,444	1.00
Adjusted	570,000	1.00
Redeemed	-	-
Exercised	(103,750)	1.00
Forfeited	-	-
Balances as of December 31, 2025	2,180,224	$2.00
Granted	916,668	0.12
Adjusted	390,000	0.20
Redeemed	-	-
Exercised	(155,334)	0.97
Forfeited	-	-
Balances as of June 30, 2026	3,331,558	$2.08

During the six months ended June 30, 2026 and 2025, the Company issued 123,000 shares and 10,000 shares of common stock for the exercise of 155,334 units and 15,000 units of share purchase warrants, respectively.

During the six months ended June 30, 2026 and 2025, the Company granted warrants to purchase 916,668 shares of common stock valued at $268,126 and 500,444 shares of common stock valued at $500,442 issued in conjunction with convertible notes issued during the same period, respectively.

During the six months ended June 30, 2026, 10,000 units of share purchase warrants with exercise price of $1 granted from a promissory note originally issued on December 6, 2021 were adjusted to 400,000 units at exercise price of $1 due to the full-ratchet anti-dilution provision. The adjusted warrant units were 390,000.

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for warrants granted during the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
Exercise price	$0.12	$1.00
Expected term	5 years	5 years
Expected average volatility	3401%	398% - 417%
Expected dividend yield	-	-
Risk-free interest rate	4.12%	3.72% - 4.08%

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2026:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
3,331,558	2.63	$2.08	-	$-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2026 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of June 30, 2026, the aggregate intrinsic value of warrants outstanding was approximately $0 based on the closing market price of $0.10 on June 30, 2026.

The Company determined that the warrants qualify for derivative accounting as a result of the related issuance of the convertible notes. As of June 30, 2026 and December 31, 2025, the Company valued the fair value on the 3,331,558 and 2,180,224 units of common stock purchase warrants granted at $318,191 and $1,765,062 based on Black-Scholes option valuation model, respectively, which is included within derivative liabilities on the balance sheets.

NOTE 7 – PROMISSORY NOTES

The Company had the following promissory notes payable as at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Promissory Notes to Auctus Fund	$340,000	$340,000
Total Promissory Notes	$340,000	$340,000

Auctus# 11

On March 4, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $300,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on March 4, 2022. In conjunction with the promissory note, the Company issued warrants to purchase 15,000 shares of common stock, exercisable for five years from issuance at $20 per share and returnable warrants to purchase 15,000 shares of common stock, exercisable for five years from issuance at $20 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 6) During the year ended December 31, 2025, 30,000 units of share purchase warrants were adjusted to 600,000 units at exercise price of $1 due to the full-ratchet anti-dilution provision. During the year ended December 31, 2025, 57,750 units of share purchase warrants were exercised. During the six months ended June 30, 2026, 42,000 units of share purchase warrants were exercised. As of June 30, 2026, 500,250 units of purchase warrants were outstanding. The note was discounted for an original issued discount of $35,000 and a derivative on warrants of $265,000 for an aggregate discount of $300,000, which was amortized over the life of the note using the effective interest method. As of June 30, 2026 and December 31, 2025, the note is presented at $300,000, net of debt discount of $0. The note is currently in default.

Auctus# 12

On December 6, 2021, the Company entered into an agreement with Auctus Fund, LLC to issue a senior secured promissory note of $40,000 to the unrelated party, which bears interest at 12% of the principal amount and default interest rate at 16%. The promissory note matures on December 6, 2022. In conjunction with the promissory note, the Company issued first common stock purchased warrants to purchase 5,000 shares of common stock, exercisable for five years from issuance at $8 per share and second common stock purchased warrants to purchase 5,000 shares of common stock, exercisable for five years from issuance at $8 per share which will be automatically expired in the event that the Company repays the promissory notes prior to its maturity date. (See Note 6)

During the six months ended June 30, 2026, 10,000 units of share purchase warrants were adjusted to 400,000 units at exercise price of $0.20 due to the full-ratchet anti-dilution provision. During the six months ended June 30, 2026, 113,334 units of share purchase warrants were exercised. As of June 30, 2026, 286,666 units of purchase warrants were outstanding. The note was discounted for an original issued discount of $9,000 and a derivative on warrants of $31,000 for an aggregate discount of $40,000, which was amortized over the life of the note using the effective interest method. As of June 30, 2026 and December 31, 2025, the note is presented at $40,000, net of debt discount of $0. The note is currently in default.

During the six months ended June 30, 2026 and 2025, interest expense of $26,183 and $26,183 was incurred on the promissory notes, respectively. As of June 30, 2026 and December 31, 2025, accrued interest payable on the promissory notes was $270,537 and $244,354, respectively.

NOTE 8 - CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Convertible Notes in default	$1,189,196	$938,974

Convertible Notes	415,000	500,222
Less: Unamortized debt discount	(127,905)	(246,396)
	287,095	253,826

Total	$1,476,291	$1,192,800

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

As of June 30, 2026 and December 31, 2025, the principal due on the note is $1,265.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $50,745.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $30,000.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $48,500.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $62,500.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $100,000.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $31,000.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $225,000.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $52,000.

This note is currently in default.

Auctus#14

On October 31, 2022, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $18,520. The convertible promissory note matures on October 31, 2023 and bears an annual interest rate at 12% and default interest rate of 16% per annum. The note is convertible into common shares of $5 per share. The note was discounted for a derivative and the discount of $18,520 was amortized over the life of the note using the effective interest method. During the year ended December 31, 2023, the unamortized note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 3,704 shares of common stock (“First Warrant”), exercisable for five years from issuance at $5 per share and warrants to purchase 3,704 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $5 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $18,520.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $86,444.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $62,000.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $117,500.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $33,500.

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

As of June 30, 2026 and December 31, 2025, the principal amount due on the note is $20,000.

The note is currently in default.

Auctus#20

On March 5, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $50,222 for proceeds of $46,722. The convertible promissory note matures on March 5, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $1 per share. The note was discounted for a derivative and the discount of $50,222 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2026 and 2025, the amortization of note discount was $8,806 and $16,099, respectively. As of June 30, 2026, the note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 50,222 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 50,222 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2026 and December 31, 2025, the principal amount of the note is $50,222 and $41,416, net of note discount of $0 and $8,806, respectively.

The note is currently in default.

Auctus#21

On April 30, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 for proceeds of $96,000. The convertible promissory note matures on April 30, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $1 per share. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2026 and 2025, the amortization of note discount was $32,877 and $16,712, respectively. As of June 30, 2026, the note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 100,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 100,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2026 and December 31, 2025, the principal amount of the note is $100,000 and $67,123, net of note discount of $0 and $32,877, respectively.

The note is currently in default.

Auctus#22

On June 24, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $100,000 for proceeds of $96,000. The convertible promissory note matures on June 24, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares of $1 per share. The note was discounted for a derivative and the discount of $100,000 is being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2026 and 2025, the amortization of note discount was $47,946 and $1,644, respectively. As of June 30, 2026, the note discount was fully amortized. In conjunction with the convertible note, the Company issued warrants to purchase 100,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 100,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2026 and December 31, 2025, the principal amount of the note is $100,000 and $52,055, net of note discount of $0 and $47,945, respectively.

The note is currently in default.

Auctus#23

On August 18, 2025, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $250,000 for proceeds of $236,500. The convertible promissory note matures on August 18, 2026 and bears an annual interest rate at 12% and a default rate of 16% per annum. The conversion price is the lower of $1 and 65% of the lowest trading price 10 days prior to conversion. The note is being discounted for a derivative and the discount of $250,000 was being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2026, the amortization of note discount was $125,000. As of June 30, 2026, the unamortized note discount was $31,768. In conjunction with the convertible note, the Company issued warrants to purchase 250,000 shares of common stock (“First Warrant”), exercisable for five years from issuance at $1 per share and warrants to purchase 250,000 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $1 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

As of June 30, 2026 and December 31, 2025, the principal amount of the note is $218,232 and $93,232, net of note discount of $31,768 and $156,768, respectively.

Auctus#24

On March 3, 2026, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $110,000 for proceeds of $100,000. The convertible promissory note matures on March 3, 2027 and bears a one-time interest charge of $11,000 and a default rate of 16% per annum. The conversion price is the lower of $0.20 and 75% of the lowest trading price 15 days prior to conversion. The note is being discounted for a derivative and the discount of $110,000 was being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2026, the amortization of note discount was $61,479. As of June 30, 2026, the unamortized note discount was $48,521.

As of June 30, 2026, the principal amount of the note is $61,479, net of note discount of $48,521.

Auctus#25

On May 12, 2026, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $55,000 for proceeds of $48,000 The convertible promissory note matures on May 12, 2027 and bears an annual interest rate at 12% and a default rate of 16% per annum. The note is convertible into common shares at 60% of the lowest traded price for the common stock during 15 trading day period ending on the latest complete trading day prior to the conversion date. In conjunction with the convertible note, the Company issued warrants to purchase 458,334 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.12 per share and warrants to purchase 458,334 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.12 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date. The note is being discounted for a derivative and the discount of $55,000 was being amortized over the life of the note using the effective interest method. During the six months ended June 30, 2026, the amortization of note discount was $7,384. As of June 30, 2026, the unamortized note discount was $47,616.

As of June 30, 2026, the principal amount of the note is $7,384, net of note discount of $47,616.

Amortization of note discount

For the three months ended June 30, 2026 and 2025, the total amortization on note discount was $156,586 and $58,603 recorded under Interest Expense in the Statements of Operations, respectively.

For the six months ended June 30, 2026 and 2025, the total amortization on note discount was $283,493 and $100,276 recorded under Interest Expense in the Statements of Operations, respectively.

Accrued interest on convertible notes

During the three months ended June 30, 2026 and 2025, interest expense of $75,511 and $58,540 was incurred on convertible notes, respectively.

During the six months ended June 30, 2026 and 2025, interest expense of $138,770 and $112,183 was incurred on convertible notes, respectively. As of June 30, 2026 and December 31, 2025, accrued interest payable on convertible notes was $1,014,390 and $875,620, respectively.

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2026 and December 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Six Months Ended
	June 30,	June 30,
	2026	2025
Expected term	0.13 - 0.87 years	0.20 - 0.98 years
Expected average volatility	485% - 3423%	267% - 660%
Expected dividend yield	-	-
Risk-free interest rate	3.90% - 3.98%	3.96% - 4.40%

The following table summarizes the derivative liabilities included in the balance sheets at June 30, 2026 and December 31, 2025:

Balance - December 31, 2024	$3,070,137
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	475,222
Reduction of derivative liabilities from exercise of warrants	(118,722)
Addition of new derivative liabilities upon issuance of warrants as debt discount	1,155,844
Loss on change in fair value of the derivative	(1,646,628)
Balance - December 31, 2025	$2,935,853
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	139,500
Reduction of derivative liabilities from exercise of warrants	(65,273)
Addition of new derivative liabilities upon issuance of warrants as debt discount	268,126
Addition of new derivatives liabilities recognized as day one loss on convertible notes and warrants	531,873
Loss on change in fair value of the derivative	(1,912,860)
Balance - June 30, 2026	$1,897,219

The following table summarizes the gain on derivative liability included in the statements of operations for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Day one loss due to derivative liabilities on convertible notes and warrants	$744,832	$404,231	$799,999	$508,128
Loss (Gain) on change in fair value of derivative liabilities on convertible notes and warrants	$(805,220)	$2,283,966	$(1,912,860)	$717,756
Loss (Gain) on change in fair value of derivative liabilities	$(60,388)	$2,688,197	$(1,112,861)	$1,225,884

NOTE 10 - RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2026, the Company accrued $60,000 and $30,000 of salary payable to the Director of the Company, respectively.

During the three and six months ended June 30, 2025, the Company accrued $60,000 and $30,000 of salary payable to the Director of the Company, respectively.

During the three and six months ended June 30, 2026, the Company paid $12,000 and $18,000 owing to the Director of the Company for the accrued salaries, respectively.

During the three and six months ended June 30, 2025, the Company paid $15,000 and $9,000 owing to the Director of the Company for the accrued salaries, respectively.

During the three and six months ended June 30, 2026 and 2025, the Director of the Company made payment to a vendor of $308 on behalf of the Company.

During the six months ended June 30, 2026, the Company issued 600,000 shares of common stock valued at $150,000 to the Director of the Company for service rendered.

As of June 30, 2026 and December 31, 2025, the total amount due to the related party was $873,436 and $831,128, respectively.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

There are no pending or threatened legal proceedings as of June 30, 2026. The Company has no non-cancellable operating leases.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2026 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

On July 27, 2026, the Company entered into an agreement with Auctus Fund, LLC to issue a convertible promissory note of $37,000 for proceeds of $37,000. The convertible promissory note matures on July 27, 2027 and bears an one-time interest charge of $4,400 and a default rate of 16% per annum. The note is convertible into common shares at 60% of the lowest traded price for the common stock during 15 trading day period ending on the latest complete trading day prior to the conversion date. In conjunction with the convertible note, the Company issued warrants to purchase 528,571 shares of common stock (“First Warrant”), exercisable for five years from issuance at $0.07 per share and warrants to purchase 528,571 shares of common stock (“Second Warrant”), exercisable for five years from issuance at $0.07 per share which will be automatically expired in the event that the Company repays the convertible promissory notes prior to its maturity date.

On August 6, 2026, the Company issued 84,000 shares of common stock for the exercise of 87,047 units of share purchase warrants.

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

Our Current Business

LFC is a sports entertainment league that utilizes wrestling and mixed martial arts (“MMA”) fighting techniques for entertainment purposes. We promote and market our brand, our programming, our events and our products via television deals, social media platforms and our own subscription website and Roku channel.

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

Recent Business Development

Over the past year we have seen a massive increase in the popularity of our social media, growing nearly 500% to 6 million followers and averaging 300 million views per month.

The Company has done 3 events already this year and plan at least three more including the season finale in Italy on Halloween.

Results of Operations

Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

Our operating results for the three months ended June 30, 2026 and June 30, 2025, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30,		Changes
Statement of Operations Data:	2026	2025	Amount	%

Revenue	$30,464	$25,551	$4,913	19%
Cost of Services	(31,710)	(12,650)	(19,060)	151%
Gross profit (loss)	(1,246)	12,901	(14,147)	(110)%
Total operating expenses	(83,918)	(119,620)	35,702	(30)%
Other income (expense)	(196,191)	(2,818,504)	2,622,313	(93)%
Net Income (loss)	$(281,355)	$(2,925,223)	$2,643,868	(90)%

Revenue

We generated revenues of $30,464 and $25,551 for the three months ended June 30, 2026 and 2025, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship, site subscription, licensing and advertising. The increase in revenues was attributed to an increase in advertising revenue with agreement signed with Meta during mid-2025.

Cost of Services

We incurred total cost of services of $31,710 and $12,650 for the three months ended June 30, 2026 and 2025, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to the increase in subcontractor costs and consulting fees for YouTube channel.

Gross Profit (Loss)

We incurred gross loss of $1,246 and recognized gross profit of $12,901 for the three months ended June 30, 2026 and 2025, respectively. The increase in gross loss was mainly due to the increase in subcontractor cost and consulting fees for YouTube channel.

Operating Expenses

We incurred total operating expenses of $83,918 and $119,620 for the three months ended June 30, 2026 and 2025, respectively. The decrease in operating expenses was mainly due to the decrease in travel and other general and administrative expenses.

Other Income (Expenses)

We incurred other expenses of $196,191 and $2,818,504 for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026, the Company recognized gain from changes in fair value of derivatives from the convertible notes and warrants of $60,388 due to the decrease in the Company’s stock price during the period. During the three months ended June 30, 2025, the Company incurred loss from changes in fair value of derivatives from the convertible notes and warrants of $2,688,197 due to the increase in the Company’s stock price during the period.

Net Loss

We incurred net loss of $281,355 and $2,925,223 during the three months ended June 30, 2026 and 2025, respectively. The decrease in our net loss was mainly attributed to the factors mentioned above.

Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

Our operating results for the six months ended June 30, 2026 and June 30, 2025, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	June 30,		Changes
Statement of Operations Data:	2026	2025	Amount	%

Revenue	$79,656	$53,038	$26,618	50%
Cost of services	(72,677)	(23,714)	(48,963)	206%
Gross profit (loss)	6,979	29,324	(22,345)	(76)%
Total operating expenses	(487,228)	(210,513)	(276,715)	131%
Other income (expense)	638,175	(1,464,526)	2,102,701	(144)%
Net income (loss)	$157,926	$(1,645,715)	$1,803,641	(110)%

Revenue

We generated revenues of $79,656 and $53,038 for the six months ended June 30, 2026 and 2025, respectively. The Company’s revenue derives from the development, promotion and distribution of our live events, televised entertainment programming, sponsorship, site subscription, licensing and advertising. The increase in revenues was attributed to an increase in advertising revenue with agreement signed with Meta during mid-2025.

Cost of Services

We incurred total cost of services of $72,677 and $23,714 for the six months ended June 30, 2026 and 2025, respectively. The cost of services incurred consist of labor, material, equipment and subcontractor expenses. The increase in cost of services was mainly due to the increase in subcontractor costs and consulting fees for YouTube channel.

Gross Profit

We recognized gross profit of $6,979 and $29,324 for the six months ended June 30, 2026 and 2025, respectively. The decrease in gross profit was mainly due to the increase in subcontractor cost and consulting fees for YouTube channel.

Operating Expenses

We incurred total operating expenses of $487,228 and $210,513 for the six months ended June 30, 2026 and 2025, respectively. The increase in operating expenses was mainly due to the increase in stock-based compensation. During the six months ended June 30, 2026, the Company incurred stock-based compensation of $279,013.

Other Income (Expenses)

We recognized other income of $638,175 and incurred other expenses of $1,464,526 for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the Company recognized gain from changes in fair value of derivatives from the convertible notes and warrants of $1,112,861 due to the decrease in the Company’s stock price during the period. During the six months ended June 30, 2025, the Company incurred loss from changes in fair value of derivatives from the convertible notes and warrants of $1,225,884 due to the increase in the Company’s stock price during the period.

Net Income (Loss)

We recognized net income of $157,926 and incurred net loss of $1,645,715 during the six months ended June 30, 2026 and 2025, respectively. The decrease in our net loss was mainly attributed to the factors mentioned above.

Liquidity and Capital Resources

	June 30,	December 31,	Changes
Working Capital Data:	2026	2025	Amount	%

Current Assets	$24,787	$40,141	$(15,354)	(38)%
Current Liabilities	$5,894,511	$6,438,960	$(544,449)	(8)%
Working Capital Deficiency	$(5,869,724)	$(6,398,819)	$529,095	(8)%

At June 30, 2026, we had a working capital deficiency of $5,869,724 and an accumulated deficit of $11,580,029. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2026.

The decrease in working capital deficiency of $529,095 as of June 30, 2026 from $6,398,819 as of December 31, 2025 was mainly due to the decrease in derivative liabilities.

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

The following table sets forth certain information about our cash flow during the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
	June 30,		Changes
Cash Flows Data:	2026	2025	Amount	%

Cash Flows used in Operating Activities	$(144,265)	$(127,767)	$(16,498)	13%
Cash Flows used in Investing Activities	-	-	-	-
Cash Flows provided by Financing Activities	139,500	238,722	(99,222)	(42)%
Net increase in cash during period	$(4,765)	$110,955	$(115,720)	(104)%

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

During the six months ended June 30, 2026, net cash flows used in operating activities was $144,265, consisting of a net income of $157,926, increased by depreciation of $643, stock-based compensation of $279,013, loss on change in fair value of digital assets of $26,240, amortization of debt discount of $283,493, net changes in operating assets and liabilities of $221,281 and decreased by gain on change in fair value of derivative liabilities of $1,112,861.

During the six months ended June 30, 2025, net cash flows used in operating activities was $127,767, consisting of a net loss of $1,645,715, decreased by loss on change in fair value of derivative liabilities of $1,225,884, amortization of debt discount of $100,276 and depreciation of $643 and net changes in operating liabilities of $191,145.

Cash Flows from Investing Activities

There was no investing activities during the six months ended June 30, 2026 and 2025.

Cash Flows from Financing Activities

During the six months ended June 30, 2026 and 2025, net cash provided by financing activities was $139,500 and $238,722 attributed to proceeds from the issuance of convertible notes, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company issued 80,000 shares of common stock for the exercise of 88,889 units of share purchase warrants valued at $29,413.

During the three months ended June 30, 2026, the Company issued 25,000 shares of common stock valued at $2,375 to consultants for service rendered.

On August 6, 2026, the Company issued 84,000 shares of common stock for the exercise of 87,047 units of share purchase warrants.

Item 3. Defaults Upon Senior Securities

As of June 30, 2026, the Company had the following convertible notes and promissory notes of $1,529,196 in default comprising of promissory notes of $340,000 and convertible notes of $1,189,196.

			Net
	Issuance date	Expire date	Amount at default
Auctus#1	5/20/2016	2/20/2017	$1,265
Auctus#3	11/27/2017	3/20/2018	$50,745
Auctus#5	3/7/2018	12/7/2018	$30,000
Auctus#6	7/9/2018	4/9/2019	$48,500
Auctus#7	3/22/2019	12/22/2019	$62,500
Auctus#8	10/23/2019	7/23/2020	$100,000
Auctus#9	8/11/2020	8/11/2021	$31,000
Auctus#10	11/9/2020	11/9/2021	$225,000
Auctus#11	3/4/2021	3/4/2022	$300,000
Auctus#12	12/6/2021	12/6/2022	$40,000
Auctus#13	5/16/2022	5/16/2023	$52,000
Auctus#14	10/31/2022	10/31/2023	$18,520
Auctus#15	7/18/2023	7/18/2024	$86,444
Auctus#16	10/10/2023	10/10/2024	$62,000
Auctus#17	5/22/2024	5/22/2025	$117,500
Auctus#18	9/10/2024	9/10/2025	$33,500
Auctus#19	12/13/2024	12/13/2025	$20,000
Auctus#20	3/5/2025	3/5/2026	$50,222
Auctus#21	4/30/2025	4/30/2026	$100,000
Auctus#22	6/24/2025	6/24/2026	$100,000
			$1,529,196

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

LINGERIE FIGHTING CHAMPIONSHIPS, INC.
(Registrant)

Dated: August 14, 2026	/s/ Shaun Donnelly
Shaun Donnelly
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Shaun Donnelly	Chief Executive Officer (Principal Executive Officer), Chief Financial	Dated: August 14, 2026
Shaun Donnelly	Officer (Principal Financial and Accounting Officer), and Director

